Form 10-Q
period 2017-06-30
Black Ridge Acquisition Corp.
filed 2017-11-09
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from May 9, 2017 (inception) to June 30, 2017

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-38226

BLACK RIDGE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	82-1659427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Black Ridge Oil & Gas, Inc.

110 North 5th Street, Suite 410

Minneapolis, MN 55403

(Address of principal executive offices)

(952) 426-1241

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒  No ☐

As of November 6, 2017, 17,695,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BLACK RIDGE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK RIDGE ACQUISITION CORP.

CONDENSED BALANCE SHEET

June 30, 2017
(Unaudited)

ASSETS

Current asset - cash	$31,388
Deferred offering costs	118,612

Total Assets	$150,000

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable - related party	$323
Promissory note - related party	125,000
Total Liabilities	125,323

Commitments	—

Stockholder’s equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.0001 par value; 30,000,000 shares authorized, 3,450,000 shares issued and outstanding (1)	345
Additional paid in capital	24,655
Accumulated deficit	(323)
Total stockholder’s equity	24,677

Total Liabilities And Stockholder’s Equity	$150,000

(1) This number includes an aggregate of up to 450,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Notes 5 and 6).

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK RIDGE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

For the Period from May 9, 2017 (Inception) through June 30, 2017
(Unaudited)

Formation and operating costs	$323
Net loss	$(323)

Weighted average shares outstanding, basic and diluted (1)	3,000,000

Basic and diluted net loss per common share	$(0.00)

(1) Excludes an aggregate of 450,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Notes 5 and 6).

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK RIDGE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the Period from May 9, 2017 (Inception) through June 30, 2017
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(323)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable - related party	323
Net cash provided by operating activities	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	62,500
Payment of offering costs	(56,112)
Proceeds from issuance of common stock to Sponsor	25,000
Net cash provided by financing activities	31,388

NET CHANGE IN CASH AND CASH EQUIVALENTS	31,388
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,388

NON-CASH INVESTING AND FINANCE ACTIVITIES:
Payment of offering costs through promissory note - related party	$62,500

The accompanying notes are an integral part of these financial statements

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017
(Unaudited)

Note 1 – Description of Organization and Business Operations

Black Ridge Acquisition Corp. (“BRAC”, the “Company”, “we”, “us” or “our”) was incorporated in Delaware on May 9, 2017 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business is not limited to a particular industry or geographic region, although we are focusing our search for target businesses in the energy or energy-related industries with an emphasis on opportunities in the upstream oil and gas industry in North America.

As of June 30, 2017, the Company had not yet commenced any operations. All activity through June 30, 2017 relates to the Company’s formation and the initial public offering described below. The Company has selected December 31 as its fiscal year-end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on October 4, 2017. The registration statement was initially declared effective for 10,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), but the offering was increased to 12,000,000 Units pursuant to Rule 462(b) under the Securities Act of 1933, as amended. On October 10, 2017, the Company consummated the Initial Public Offering of 12,000,000 units, generating gross proceeds of $120,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 units (the “Placement Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, Black Ridge Oil & Gas, Inc. (the “Sponsor”), generating gross proceeds of $4,000,000, which is described in Note 3. In addition, at the closing of the Initial Public Offering, the Company sold to the underwriters (and its designees) for $100 an option to purchase up to 600,000 Units exercisable at $11.50 per Unit, which is described in Note 5.

Following the closing of the Initial Public Offering on October 10, 2017, an amount of $120,600,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Placement Units was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

On October 18, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 1,800,000 Units, and the sale of an additional 45,000 Placement Units at $10.00 per Unit, generating total gross proceeds of $18,450,000. Following the closing, an additional $18,090,000 of net proceeds ($10.05 per Unit) was placed in the Trust Account, resulting in $138,690,000 ($10.05 per Unit) held in the Trust Account.

Transaction costs amounted to $3,241,119, consisting of $2,760,000 of underwriting fees and $481,119 of Initial Public Offering costs, including underwriting fees resulting from the exercise of the underwriters’ over-allotment. In addition, as of October 10, 2017, $540,229 of cash was held outside of the Trust Account and is available for working capital purposes.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017
(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and private placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. Upon the closing of the Initial Public Offering, $10.05 per Unit sold in the Initial Public Offering was deposited in the Trust Account to be held until the earlier of (i) the consummation of its initial Business Combination or (ii) the Company’s failure to consummate a Business Combination within 21 months from the consummation of the Initial Public Offering (the “Combination Period”). Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Trust Account is maintained by a third party trustee. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company for any amounts that are necessary to pay the Company’s income and other tax obligations and up to $50,000 that may be used to pay for the costs of liquidating the Company. The Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.05 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company, but there is no assurance that the Sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement entered into by the Sponsor specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended.

Initial Business Combination

Pursuant to the Nasdaq Capital Markets listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account, net of taxes payable, at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target will be determined by the Company’s board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The target business or businesses that the Company acquires may have a collective fair market value substantially in excess of 80% of the Trust Account balance. In order to consummate such a Business Combination, the Company may issue a significant amount of its debt or equity securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt or equity securities.

The Company will provide the public stockholders, who are the holders of the Public Shares which were sold as part of the Units in the Initial Public Offering, whether they were purchased in the Initial Public Offering or in the aftermarket and the Company’s shareholders prior to the Proposed Public Offering (included the Sponsor) (the “Initial Stockholders”) to the extent that they purchase such Public Shares (“Public Stockholders”), with an opportunity to redeem all or a portion of their Public Shares of the Company’s common stock, irrespective of whether they vote for or against the proposed transaction or if the Company conducts a tender offer, upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the Business Combination, or (ii) by means of a tender offer, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable), divided by the number of then outstanding shares of common stock. The amount in the Trust Account is initially $10.05 per Public Share. The common stock subject to redemption will be recorded at a redemption value and classified a temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. In such case, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require it to seek stockholder approval under the law or stock exchange listing requirement. If a stockholder vote is not required and the Company decides not to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the proposed amended and restated certificate of incorporation, (i) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and (ii) file tender offer documents with the SEC prior to completing the initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017
(Unaudited)

The Sponsor has agreed to vote the Founder Shares (as described in Note 6), the shares underlying the Private Units and any Public Shares purchased after the Initial Public Offering in favor of the initial Business Combination, and the Company’s executive officers and directors have also agreed to vote any Public Shares purchased after the Initial Public Offering in favor of the initial Business Combination. The Sponsor and the Company’s executive officers and directors entered into letter agreements, pursuant to which they agreed to waive their redemption rights with respect to the Founder Shares, the shares underlying the Private Units and Public Shares in connection with the completion of the initial Business Combination. In addition, the Sponsor also agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and the shares underlying the Private Units if the Company fails to complete the initial Business Combination within the prescribed time frame. However, if the Sponsor (or any of the Company’s executive officers, directors or affiliates) acquire Public Shares after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares in the event the Company does not complete the initial Business Combination within such applicable time period.

Failure to Consummate a Business Combination

If the Company is unable to complete the initial Business Combination within 21 months from the consummation of the Initial Public Offering, the Company must: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $50,000 that may be used to pay for liquidation expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Prospectus as filed with the SEC and declared effective on October 4, 2017, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on October 16, 2017. The interim results for the period from May 9, 2017 to June 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any future interim periods.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017
(Unaudited)

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2017.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period excluding shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 450,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). At June 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017
(Unaudited)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Deferred offering costs

Deferred offering costs consist principally of legal fees, audit fees, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to stockholder’s equity upon the receipt of the capital raised. Offering costs of $3,241,199 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on May 9, 2017, the evaluation was performed for the upcoming 2017 tax year, which will be the only period subject to examination upon filing of appropriate tax returns. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from May 9, 2017 (inception) through June 30, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The provision for income taxes was deemed to be immaterial for the period ended June 30, 2017.

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Public Offering and Private Placement

Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 13,800,000 Units (including 1,800,000 Units subject to the underwriters’ over-allotment option) at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, one right (“Public Right”) and one warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of common stock upon consummation of a Business Combination (see Note 6). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 (see Note 6).

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017
(Unaudited)

Private Placement

Simultaneous with the Initial Public Offering, the Sponsor purchased an aggregate of 445,000 Placement Units at a price of $10.00 per Unit (or an aggregate purchase price of $4,450,000). Each Placement Unit consists of one share of common stock (“Placement Share”), one right (“Placement Right”) and one warrant (each, a “Placement Warrant”) to purchase one share of the common stock at an exercise price of $11.50 per share. The proceeds from the Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Rights and Placement Warrants will expire worthless.

The Placement Units are identical to the Units sold in the Initial Public Offering except that the Placement Warrants (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the Sponsor or any of its permitted transferees. In addition, the Placement Units and their component securities may not be transferable, assignable or salable until after the consummation of a Business Combination, subject to certain limited exceptions.

Note 4 — Related Party Transactions

Founders Shares

In connection with the organization of the Company, a total of 2,875,000 shares of common stock were sold to the Sponsor at a price of approximately $0.0087 per share for an aggregate of $25,000 (“Founder Shares”). On October 4, 2017, the Company effected a stock dividend of 0.2 shares for each of the then outstanding shares, resulting in the issuance of an additional 575,000 shares bringing the total to 3,450,000 Founders Shares including an aggregate of up to 450,000 shares of common stock that were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters in full or in part. The Sponsor would have been required to forfeit only a number of shares of common stock necessary to continue to maintain the 20.0% ownership interest in our shares of common stock after giving effect to the offering and exercise, if any, of the underwriters’ over-allotment option (excluding the Placement Shares and any shares included in units acquired in the Initial Public Offering). As a result of the underwriters’ election to exercise their over-allotment option in full on October18, 2017, the 450,000 Founders Shares previously subject to forfeiture are no longer subject to forfeiture.

Subject to certain limited exceptions, 50% of the Founder Shares will not be transferred, assigned, sold until the earlier of: (i) one year after the date of the consummation of the initial Business Combination or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing 150 days after the initial Business Combination, and the remaining 50% of the Founder Shares will not be transferred, assigned, sold until one year after the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange, reorganization or other similar transaction which results in all of shareholders having the right to exchange their common stock for cash, securities or other property.

Related Party Loans

As of June 30, 2017, the Company’s Sponsor advanced the Company an aggregate of $125,000 in the form of a promissory note. The promissory note was non-interest bearing, unsecured and due on demand. The promissory note was repaid upon the consummation of the Initial Public Offering on October 10, 2017.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement Units.

Accounts Payable - Related Party

Accounts payable - related party represents balances due to the Sponsor for offering costs and general expenses paid by the Sponsor on behalf of the Company.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017
(Unaudited)

Administrative Service Agreement

Commencing on the effective date of the Initial Public Offering through the earlier of our consummation of our initial Business Combination or our liquidation, the Sponsor will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services.

Note 5 — Commitments and Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on October 4, 2017, the holders of the Founders’ Shares, as well as the holders of the private units and any units our Sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founders’ Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private units and units issued to our sponsor, officers, directors or their affiliates in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Agreements with underwriters

The Company granted the underwriters a 45-day option to purchase up to 1,800,000 additional Units to cover the over-allotment in the Initial Public Offering, less the underwriting discounts and commissions. On October 18, 2017, the underwriters elected to exercise their over-allotment option to purchase 1,800,000 Units at a purchase price of $10.00 per Unit.

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering and the shares purchased upon exercise of the over-allotment option, or $2,760,000.

The Company engaged the underwriters as advisors in connection with our Initial Business Combination to assist us in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. The Company will pay the underwriters a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017
(Unaudited)

On October 10, 2017, coinciding with the Initial Public Offering, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to 600,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $6,900,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated the fair value of this unit purchase option to be approximately $1,778,978 (or $2.97 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.94% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the common stock underlying such units, the rights included in such units, the common stock that is issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2017, no preferred stock is issued or outstanding.

Common Stock

The Company was authorized to issue 30,000,000 shares of common stock, par value $0.0001 per share. On October 4, 2017, the Company filed an amended and restated certificate of incorporation pursuant to which it increased the authorized shares to 35,000,000 shares. At June 30, 2017, there were 3,450,000 shares of common stock issued and outstanding, of which 450,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the Company’s Sponsor will own 20.0% of the issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Placement Shares). As a result of the underwriters’ election to exercise their over-allotment option to purchase 1,800,000 Units on October 18, 2017 (see Note 5), the 450,000 founder shares are no longer subject to forfeiture.

Rights

Each holder of a right will receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if a holder of such right converted all ordinary shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the shares of common stock will receive in the transaction on an as-converted into shares of common stock basis and each holder of rights will be required to affirmatively covert its rights in order to receive 1/10 of a share of common stock underlying each right (without paying additional consideration). The shares of common stock issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017
(Unaudited)

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

The rights included in the Private Units sold in the Private Placement are identical to the rights included in the Units sold in the Initial Public Offering, except that, among others, the rights including the shares issuable upon exchange of such rights, are being purchased pursuant to an exemption from the registration requirements of the Securities Act and will become tradable only after certain conditions are met or the resale of such rights (including underlying securities) is registered under the Securities Act.

Warrants

The Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Initial Public Offering. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon the exercise of the Warrants is not effective within 30 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Warrants on a cashless basis. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Private Warrants are identical to the Warrants underlying the Units being sold in the Initial Public Offering, except the Private Warrants are exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such Private Warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by the Company, in each case so long as they are still held by the Sponsor or its affiliates.

The Company may call the Warrants for redemption (excluding the Private Warrants but including any outstanding Warrants issued upon exercise of the unit purchase option issued to EarlyBirdCapital), in whole and not in part, at a price of $.01 per Warrant:

●	at any time while the Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Warrant holder,

●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such Warrants at the time of redemption and for the entire 30-day redemption period and continuing each day thereafter until the date of redemption.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017
(Unaudited)

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the Warrants will not be adjusted for issuances of shares of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Warrants. Accordingly, the Warrants may expire worthless.

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except as noted below.

On October 4, 2017, the Company effected a stock dividend of 0.2 shares for each outstanding shares, resulting in 3,450,000 shares outstanding. All share and per share amounts have been retroactively restated to effect the stock dividend.

On October 4, 2017, the Company filed an amended and restated certificate of incorporation pursuant to which it increased the authorized shares to 35,000,000 shares.

On October 10, 2017, pursuant to the Initial Public Offering, the Company sold 12,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, one Public Right and one Public Warrant. For a description of the Public Rights and Public Warrants see Note 6.

Simultaneous with the Initial Public Offering, the Sponsor purchased an aggregate of 400,000 Placement Units at a price of $10.00 per Unit (or an aggregate purchase price of $4,000,000). Each Placement Unit consists of one Placement Share, one Placement Right and one warrant Placement Warrant. For a description of the Placement Rights and Placement Warrants see Note 6.

For a further description of the Initial Public Offering and Private Placement to the Sponsor see Note 3.

On October 18, 2017, the underwriters exercised their overallotment in full and purchase an additional 1,800,000 Units at $10.00 per Unit, generating gross proceeds for the Company of $18,000,000. Simultaneous with the sale of the additional Units, the Company sold an additional 45,000 Placement Units at $10.00 per Placement Unit, generating additional gross proceeds of $450,000. Transaction costs for underwriting fees on the sale of the over-allotment units was $360,000. A total of $18,090,000 of the net proceeds were placed in the Trust Account, bringing the total aggregate proceeds held in the Trust Account to $138,690,000.

On October 25, separate trading commenced on the common stock, rights and warrants underlying the Company’s Units. The common stock, rights and warrants were listed on the Nasdaq Capital Market under the symbols BRAC, BRACR and BRACW, respectively. Units not separated will continue to be listed on the Nasdaq Capital Market under the symbol BRACU.

Item 2. Management’s Discussion and Analysis

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Black Ridge Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Black Ridge Oil & Gas, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Black Ridge Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company formed under the laws of the State of Delaware on May 9, 2017 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“business combination”).

We consummated our initial public offering of (“Initial Public Offering”) of 12,000,000 units, each consisting of one share of common stock, one right to receive one-tenth of one share of common stock upon consummation of a business combination and one warrant to purchase one share of common stock for $11.50 per share, on October 10, 2017. On October 18, 2017, we consummated the sale of an additional 1,800,000 units subject to the underwriters’ over-allotment option. All activity through June 30, 2017 relates to our formation and preparation for the Initial Public Offering. Since October 10, 2017, we have been searching for a target business or businesses with which to complete an initial business combination.

Results of Operations

Our entire activity since May 9, 2017 (inception) up to June 30, 2017 was in preparation for our Initial Public Offering which was consummated on October 10, 2017. Since the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, insurance, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the period from May 9, 2017 (inception) to June 30, 2017, we had a net loss of $323 and incurred costs of $118,612 with regard to the Company’s Initial Public Offering which were classified as deferred offering costs on the Company’s condensed balance sheet as of June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $31,388. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock and advances by the Sponsor including advances made related to a promissory note.

Subsequent to the quarterly period covered by this Quarterly Report, on October 10, 2017, we consummated the Initial Public Offering of 12,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $120,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 400,000 Private Units to our Sponsor at a price of $10.00 per Unit, generating gross proceeds of $4,000,000.

On October 18, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 1,800,000 Units and the sale of an additional 45,000 Placement Units at $10.00 per Unit, generating total gross proceeds of $18,450,000.

Following the Initial Public Offering and again at the exercise of the over-allotment option, a total of $138,690,000 was placed in the Trust Account and, as of October 10, 2017, we had $540,229 of cash held outside of the Trust Account, after payment of all costs related to the Initial Public Offering and the exercise of the over-allotment option, and available for working capital purposes. We incurred $3,241,119 in Initial Public Offering related costs, including $2,760,000 of underwriting fees and $481,119 of Initial Public Offering Costs.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Units of the post business combination entity at a price of $10.00 per Unit at the option of the lender. Such Units would be identical to the Placement Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our common stock upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2017, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In May 2017, we issued to Black Ridge Oil & Gas, Inc., our sponsor, an aggregate of 2,875,000 shares of common stock in exchange for a capital contribution of $25,000, or approximately $0.01 per share. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”). In October 2017, we effected a stock dividend of 0.2 shares for each share outstanding, resulting in our sponsor holding an aggregate of 3,450,000 shares of common stock.

On October 10, 2017, we consummated the Initial Public Offering of 12,000,000 units. On October 18, 2017, we consummated the sale of an additional 1,800,000 units subject to the underwriters’ over-allotment option. The units sold in the Initial Public Offering, including pursuant to the over-allotment option, were sold at an offering price of $10.00 per unit, generating total gross proceeds of $138,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager of the Initial Public Offering and Chardan and I-Bankers acted as co-managers of the offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (Nos. 333- 220516 and 333-220815). The Securities and Exchange Commission declared the registration statement effective on October 4, 2017.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 455,000 units (“Private Units”) to our sponsor at a price of $10.00 per Private Unit, generating total proceeds of $4,550,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Units are identical to the units sold in the Initial Public Offering, except the warrants included in the Private Units are non-redeemable, may be exercised on a cashless basis, and may be exercisable for unregistered shares of common stock if the prospectus relating to the common stock issuable upon exercise of the warrants is not current and effective, in each case so long as they continue to be held by the sponsor or its permitted transferees. The sponsor has agreed (A) to vote the common stock included in the Private Units (“Private Shares”) in favor of any proposed business combination, (B) not to convert any Private Shares into the right to receive cash from the trust account in connection with a shareholder vote to approve a proposed initial business combination or sell any Private Shares to us in a tender offer in connection with a proposed initial business combination and (C) that such Private Shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated within the required time period. Additionally, the sponsor has agreed not to transfer, assign or sell any of the Private Units (except to certain permitted transferees) until the completion of an initial business combination.

Of the gross proceeds received from the Initial Public Offering and private placement of Private Units, $138,690,000 was placed in a trust account.

We paid a total of $2,760,000 in underwriting discounts and commissions and $481,442 for other costs and expenses related to our formation and the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK RIDGE ACQUISITION CORP.

Date: November 9, 2017	By:	/s/ Ken DeCubellis
	Name:	Ken DeCubellis
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Moe
	Name:	James Moe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

