Form 10-Q
period 2017-09-30
Black Ridge Acquisition Corp.
filed 2017-11-09
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 6, 2017, 17,695,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BLACK RIDGE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK RIDGE ACQUISITION CORP.
CONDENSED BALANCE SHEET
September 30, 2017
(Unaudited)

ASSETS
Current assets:
Current asset - cash	$11,531
Deferred offering costs	151,549

Total Assets	$163,080

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable - related party	$14,028
Promissory note - related party	125,000
Total Liabilities	139,028

Commitments	—

Stockholder’s equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.0001 par value; 30,000,000 shares authorized, 3,450,000 shares issued and outstanding (1)	345
Additional paid in capital	24,655
Accumulated deficit	(948)
Total stockholder’s equity	24,052

Total Liabilities And Stockholder’s Equity	$163,080

(1) This number includes an aggregate of up to 450,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Notes 5 and 6).

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK RIDGE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2017	Period from May 9, 2017 (Inception) through September 30, 2017
Formation and operating costs	$625	$948
Net loss	$(625)	$(948)

Weighted average shares outstanding, basic and diluted (1)	3,000,000	3,000,000

Basic and diluted net loss per common share	$(0.00)	$(0.00)

(1) Excludes an aggregate of 450,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Notes 5 and 6).

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK RIDGE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

Period from May 9, 2017 (Inception) through September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(948)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
None	—
Net cash used in operating activities	(948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	62,500
Payment of offering costs	(75,021)
Proceeds from issuance of common stock to Sponsor	25,000
Net cash provided by financing activities	12,479

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,531
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,531

NON-CASH INVESTING AND FINANCE ACTIVITIES:
Offering costs accrued as accounts payable - related party	$14,028
Payment of offering costs through promissory note - related party	$62,500

The accompanying notes are an integral part of these financial statements

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

As of September 30, 2017, the Company had not yet commenced any operations. All activity through September 30, 2017 relates to the Company’s formation and the initial public offering described below. The Company has selected December 31 as its fiscal year-end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

SEPTEMBER 30, 2017

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus as filed with the SEC and declared effective on October 4, 2017, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on October 16, 2017. The interim results for the period from May 9, 2017 (inception) through September 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any future interim periods.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period excluding shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 450,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). At September 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share.

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

SEPTEMBER 30, 2017

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from May 9, 2017 (inception) through September 30, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The provision for income taxes was deemed to be immaterial for the period ended September 30, 2017.

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

Note 4 — Related Party Transactions

Founders Shares

In connection with the organization of the Company, a total of 2,875,000 shares of common stock were sold to the Sponsor at a price of approximately $0.0087 per share for an aggregate of $25,000 (“Founder Shares”). On October 4, 2017, the Company effected a stock dividend of 0.2 shares for each of the then outstanding shares, resulting in the issuance of an additional 575,000 shares, bringing the total to 3,450,000 Founders Shares including an aggregate of up to 450,000 shares of common stock that were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters in full or in part. The Sponsor would have been required to forfeit only a number of shares of common stock necessary to continue to maintain the 20.0% ownership interest in our shares of common stock after giving effect to the offering and exercise, if any, of the underwriters’ over-allotment option (excluding the Placement Shares and any shares included in units acquired in the Initial Public Offering). As a result of the underwriters’ election to exercise their over-allotment option in full on October18, 2017, the 450,000 Founders Shares previously subject to forfeiture are no longer subject to forfeiture.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Related Party Loans

As of September 30, 2017, the Company’s Sponsor advanced the Company an aggregate of $125,000 in the form of a promissory note. The promissory note was non-interest bearing, unsecured and due on demand. The promissory note was repaid upon the consummation of the Initial Public Offering on October 10, 2017.

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

SEPTEMBER 30, 2017

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

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2017, no preferred stock is issued or outstanding.

Common Stock

The Company was authorized to issue 30,000,000 shares of common stock, par value $0.0001 per share. On October 4, 2017, the Company filed an amended and restated certificate of incorporation pursuant to which it increased the authorized shares to 35,000,000 shares. At September 30, 2017, there were 3,450,000 shares of common stock issued and outstanding, of which 450,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the Company’s Sponsor will own 20.0% of the issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Placement Shares). As a result of the underwriters’ election to exercise their over-allotment option to purchase 1,800,000 Units on October 18, 2017 (see Note 5), the 450,000 founder shares are no longer subject to forfeiture.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

We consummated our initial public offering of (“Initial Public Offering”) of 12,000,000 units, each consisting of one share of common stock, one right to receive one-tenth of one share of common stock upon consummation of a business combination and one warrant to purchase one share of common stock for $11.50 per share, on October 10, 2017. On October 18, 2017, we consummated the sale of an additional 1,800,000 units subject to the underwriters’ over-allotment option. All activity through September 30, 2017 relates to our formation and preparation for the Initial Public Offering. Since October 10, 2017, we have been searching for a target business or businesses with which to complete an initial business combination.

Results of Operations

Our entire activity since May 9, 2017 (inception) up to September 30, 2017 was in preparation for our Initial Public Offering which was consummated on October 10, 2017. Since the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, insurance, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended September 30, 2017, we had a net loss of $625 and incurred costs of $32,937 with regard to the Company’s Initial Public Offering which were classified as deferred offering costs on the Company’s condensed balance sheet as of September 30, 2017.

For the period from May 9, 2017 (inception) to September 30, 2017, we had a net loss of $948 and incurred costs of $151,549 with regard to the Company’s Initial Public Offering which were classified as deferred offering costs on the Company’s condensed balance sheet as of September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $11,531. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock and advances by the Sponsor including advances made related to a promissory note.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2017, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

