Form 10-Q
period 2018-03-31
Black Ridge Acquisition Corp.
filed 2018-05-10
CIK 1708341

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 10, 2018, 17,695,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BLACK RIDGE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK RIDGE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$302,722	$427,954
Prepaid expenses	54,924	33,093
Deferred income taxes	2,032	18,678
Total current assets	359,678	479,725
Cash and marketable securities held in Trust Account	139,455,979	138,980,353
Total assets	$139,815,657	$139,460,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$84,553	$45,391
Accounts payable - related party	6,637	2,940
Income taxes payable	163,743	85,722
Total current liabilities	254,933	134,053

Total liabilities	254,933	134,053

Commitments

Common stock, $.0001 par value, subject to possible redemption, 13,336,309 and 13,348,443 shares at March 31, 2018 and December 31, 2017, respectively, at redemption value	134,560,715	134,326,020

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $.0001 par value; 35,000,000 shares authorized, 4,358,691 and 4,346,557 shares at March 31, 2018 and December 31, 2017, respectively, issued and outstanding (excluding 13,336,309 and 13,348,443 shares at March 31, 2018 and December 31, 2017, respectively, subject to possible redemption)	436	435
Additional paid in capital	4,671,724	4,906,420
Retained earnings	327,849	93,150
Total stockholders' equity	5,000,009	5,000,005
Total liabilities and stockholders' equity	$139,815,657	$139,460,078

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK RIDGE ACQUISITION CORP.

STATEMENT OF OPERATIONS

Three Months Ended March 31, 2018

(Unaudited)

General and administrative costs	$146,260
Loss from operations	(146,260)

Other income
Interest income	417,712
Unrealized gain on marketable securities held in Trust Account	57,914
Total other income	475,626

Income before taxes	329,366
Provision for income taxes	(94,667)

Net income	$234,699

Weighted average shares outstanding, basic and diluted (1)	4,346,557

Basic and diluted net loss per common share (see Note 2)	$(0.03)

(1) Excludes an aggregate of 13,336,309 shares subject to possible redemption at March 31, 2018.

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK RIDGE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2018

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$234,699
Adjustments to reconcile net income to net cash used in operating activities:
Interest income	(417,712)
Unrealized gain on marketable securities held in Trust Account	(57,914)
Deferred income taxes	16,646
Changes in operating assets and liabilities:
Prepaid expenses	(21,831)
Accounts payable and accrued expenses	39,162
Accounts payable - related party	3,697
Income taxes payable	78,021
Net cash used in operating activities	(125,232)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(125,232)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	427,954
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$302,722

NON-CASH INVESTING AND FINANCE ACTIVITIES:
Change in value of common stock subject to possible redemption	$234,695

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

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

All activity through March 31, 2018 relates to the Company’s formation, its Initial Public Offering, described below, and identifying a target company for a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on October 4, 2017. The registration statement was initially declared effective for 10,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), but the offering was increased to 12,000,000 Units pursuant to Rule 462(b) under the Securities Act of 1933, as amended. On October 10, 2017, the Company consummated the Initial Public Offering of 12,000,000 units, generating gross proceeds of $120,000,000.

Simultaneous with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 units (the “Placement Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor and sole stockholder prior to the Initial Public Offering, Black Ridge Oil & Gas, Inc. (the “Sponsor”), generating gross proceeds of $4,000,000.

Following the closing of the Initial Public Offering on October 10, 2017, an amount of $120,600,000 ($10.05 per Public Share) from the net proceeds of the sale of the Units in the Initial Public Offering and the Placement Units was placed in a trust account (“Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

On October 18, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 1,800,000 Units, and the sale of an additional 45,000 Placement Units at $10.00 per Unit, generating total proceeds of $18,450,000. Transaction costs for underwriting fees on the sale of the over-allotment Units were $360,000. Following the closing, an additional $18,090,000 of the net proceeds (10.05 per Public Share) was placed in the Trust Account, bringing the total aggregate proceeds held in the Trust Account to $138,690,000 (10.05 per Public Share).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and private placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. Upon the closing of the Initial Public Offering, $10.05 per Public Share sold in the Initial Public Offering, including the proceeds of the Private Placements was deposited in a trust account (“Trust Account”) to be held until the earlier of (i) the consummation of its initial Business Combination or (ii) the Company’s failure to consummate a Business Combination within 21 months from the consummation of the Initial Public Offering (the “Combination Period”). Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Trust Account is maintained by a third party trustee. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company for any amounts that are necessary to pay the Company’s income and other tax obligations and up to $50,000 that may be used to pay for the costs of liquidating the Company. The Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.05 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company, but there is no assurance that the Sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement entered into by the Sponsor specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Initial Business Combination

Pursuant to the Nasdaq Capital Markets listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account, net of tax obligations, at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target will be determined by the Company’s board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The target business or businesses that the Company acquires may have a collective fair market value substantially in excess of 80% of the Trust Account balance, net of tax obligations. In order to consummate such a Business Combination, the Company may issue a significant amount of its debt or equity securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt or equity securities. If the Company’s securities are not listed on NASDAQ after the Initial Public Offering, the Company would not be required to satisfy the 80% requirement. However, the Company intends to satisfy the 80% requirement even if the Company’s securities are not listed on NASDAQ at the time of the initial Business Combination.

The Company will provide the stockholders, who are the holders of the Public Shares, whether they are purchased in the Initial Public Offering or in the aftermarket (“Public Stockholders”) with an opportunity to redeem all or a portion of their Public Shares, irrespective of whether they vote for or against the proposed Business Combination or if the Company conducts a tender offer, upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination, or (ii) by means of a tender offer, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of franchise and income taxes payable), divided by the number of then outstanding Public Shares. The amount in the Trust Account, net of franchise and income taxes payable, currently amounts to $10.09 per Public Share. The common stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and solely in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require it to seek stockholder approval under the law or stock exchange listing requirement. If a stockholder vote is not required and the Company decides not to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the proposed amended and restated certificate of incorporation, (i) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and (ii) file tender offer documents with the SEC prior to completing the initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

The Sponsor has agreed to vote its Founder Shares (as described in Note 6) and any Public Shares purchased after the Initial Public Offering in favor of the initial Business Combination, and the Company’s executive officers and directors have also agreed to vote any Public Shares purchased after the Initial Public Offering in favor of the Initial Business Combination. The Sponsor entered into a letter agreement, pursuant to which it agreed to waive its redemption rights with respect to the Founder Shares, shares included in the Placement Units and Public Shares in connection with the completion of the initial Business Combination. In addition, the Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and shares included in the Placement Units if the Company fails to complete the initial Business Combination within the prescribed time frame. However, if the Sponsor (or any of the Company’s executive officers, directors or affiliates) acquires Public Shares after the Initial Public Offering, it (and they) will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares in the event the Company does not complete the initial Business Combination within such applicable time period.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Form 10-K as filed with the SEC on March 22, 2018. The interim results for the three month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any future interim periods.

Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2018, the Company had $302,722 in cash and cash equivalents held outside of the Trust Account, $216,714 in interest income available from the Company's investments in the Trust Account to pay its franchise and income taxes payable, and liabilities of $254,933. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company’s plans to consummate an initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2018 or December 31, 2017.

Cash and securities held in Trust Account

As of March 31, 2018, $39,745 of cash and $139,416,234 of marketable securities were held in the Trust Account. As of December 31, 2017, $39,742 of cash and $138,940,611 of marketable securities were held in the Trust Account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Common Stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2018 and December 31, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 13,336,309 shares of common stock subject to possible redemption at March 31, 2018 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings.

The Company's net income (loss) is also shown adjusted for the portion of income attributable to shares subject to redemption, as these shares only participate in the income of the trust account and not the operating losses of the Company. Accordingly, basic and diluted net income (loss) per share attributable to shares not subject to redemption is as follows:

Three Months Ended March 31, 2018
Net income (loss)	$234,699
Less: Income attributable to shares subject to redemption	(356,803)
Adjusted net income (loss)	$(122,104)

Weighted average shares outstanding, basic and diluted	4,346,557

Basic and diluted net income (loss) per share attributable to remaining shares	$(0.03)

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

Private Placement

Simultaneous with the closing of the Initial Public Offering and over-allotment option exercise, the Sponsor purchased an aggregate of 445,000 Placement Units at a price of $10.00 per Unit (or an aggregate purchase price of $4,450,000). Each Placement Unit consists of one share of common stock (“Placement Share”), one right (“Placement Right”) and one warrant (each, a “Placement Warrant”) to purchase one share of the common stock at an exercise price of $11.50 per share. The proceeds from the Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Rights and Placement Warrants will expire worthless.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Note 4 — Related Party Transactions

Founder Shares

In connection with the organization of the Company, a total of 2,875,000 shares of common stock were sold to the Sponsor at a price of approximately $0.0087 per share for an aggregate of $25,000 (“Founder Shares”). On October 4, 2017, the Company effected a stock dividend of 0.2 shares for each of the then outstanding Founder Shares, resulting in the issuance of an additional 575,000 Founder Shares, bringing the total to 3,450,000 Founder Shares including an aggregate of up to 450,000 Founder Shares that were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters in full or in part. The Sponsor would have been required to forfeit only a number of Founder Shares necessary to continue to maintain the 20.0% ownership interest in our shares of common stock after giving effect to the offering and exercise, if any, of the underwriters’ over-allotment option (excluding the Placement Shares and any shares included in units acquired in the Initial Public Offering). As a result of the underwriters’ election to exercise their over-allotment option in full on October18, 2017, the 450,000 Founders Shares previously subject to forfeiture are no longer subject to forfeiture.

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

Accounts Payable - Related Party

Accounts payable – related party represents balances due to the Sponsor for general expenses paid by the Sponsor on behalf of the Company.

Administrative Service Agreement

Commencing on the effective date of the Initial Public Offering through the earlier of our consummation of our initial business combination or our liquidation, the Sponsor makes available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. Management fee expense of $30,000 was recognized by the Company for the three months ended March 31, 2018.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Note 5 — Commitments and Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on October 4, 2017, the holders of the Founders’ Shares, as well as the holders of the Placement Units and any units our Sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founders’ Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Placement Units and units issued to our Sponsor, officers, directors or their affiliates in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Agreement with Underwriters

The Company engaged the underwriters as advisors in connection with our Initial Business Combination to assist us in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. The Company will pay the underwriters a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering or $4,830,000 (exclusive of any applicable finders’ fees which might become payable).

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2018, no preferred stock is issued or outstanding.

Common Stock

The Company is authorized to issue 35,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2018 and December 31, 2017, the Company has issued an aggregate of 17,695,000 shares of common stock, inclusive of 13,336,309 and 13,348,443 shares of common stock, respectively, subject to possible redemption classified as temporary equity in the accompanying Balance Sheets.

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

MARCH 31, 2018

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

The Placement Rights are identical to the rights included in the Units sold in the Initial Public Offering, except that, among others, the Placement Rights and Placement Shares were purchased pursuant to an exemption from the registration requirements of the Securities Act and will become tradable only after certain conditions are met or the resale of such rights (including underlying securities) is registered under the Securities Act.

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

The Placement Warrants are identical to the Warrants underlying the Units being sold in the Initial Public Offering, except the Placement Warrants are exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such Placement Warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by the Company, in each case so long as they are still held by the Sponsor or its affiliates.

The Company may call the Warrants for redemption (excluding the Placement Warrants but including any outstanding Warrants issued upon exercise of the unit purchase option issued to its underwriter), in whole and not in part, at a price of $.01 per Warrant:

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Unit Purchase Option

On October 10, 2017, the Company sold to its underwriter (and/or its designees), for $100, an option to purchase up to 600,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $6,900,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated the fair value of this unit purchase option to be approximately $1,778,978 (or $2.97 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.94% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the common stock underlying such units, the rights included in such units, the common stock that is issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

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

The Company’s net deferred tax assets as of March 31, 2018 and December 31, 2017 are as follows:

	March	December
	31, 2018	31, 2017
Deferred tax assets:
Unrealized loss on marketable securities held in Trust Account	$2,032	$18,678
Total deferred tax assets	2,032	18,678
Valuation allowance	–	–
Deferred tax assets, net of allowance	$2,032	$18,678

The company believes that it is more likely than not that it will realize the deferred tax asset and therefore there is no valuation allowance.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

The income tax provision (benefit) consists of the following:

Three Months Ended March 31, 2018
Federal
Current	$51,419
Deferred	12,162
State and Local
Current	26,602
Deferred	4,484
Income tax provision (benefit)	$94,667

Note 8 — Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued. No events occurred of a material nature that would have required adjustments to or disclosures in these financial statements.

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

An aggregate of $138,690,000 million ($10.05 per share) from the net proceeds of the sale of the units in the initial public offering, the overallotment units, and the private units was placed in the Trust Account currently at Morgan Stanley and maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills, until the earlier of (i) the consummation of the initial business combination or (ii) the Company’s failure to consummate a business combination by July 10, 2019. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective merger or acquisition candidates and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to us for any amounts that are necessary to pay the Company’s income tax obligations and up to $50,000 of interest earned on the Trust Account balance may be released to us to pay for our liquidation expenses if we are unable to consummate an initial business combination within the required time period.

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

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to March 31, 2018 has been related to our company’s formation, the initial public offering, and since the closing of the initial public offering, a search for a business combination candidate. We have, and expect to continue to generate non-operating income in the form of interest income on cash and cash equivalents and investments in the Trust Account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2018, we had net income of $234,699, which consisted of operating expenses of $146,260, offset by other income from our Trust Account (interest income and unrealized gains on our assets held in trust) of $475,626 and including a provision for income taxes of $94,667.

Liquidity and Capital Resources

We presently have no revenue; our net operating expenses were $146,260 for the three months ended March 31, 2018 consisted primarily of management fees paid to our sponsor, professional fees and other costs related to our search for a business combination subsequent to our initial public offering. Through March 31, 2018, our liquidity needs were satisfied through receipt of approximately $518,000 held outside of the Trust Account from the sale of Units upon closing of the initial public offering.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2018, we had approximately $104,745 in working capital (including cash and cash equivalents held outside Trust Account) and approximately $216,714 available from our investments in the Trust Account to pay our income tax and franchise fee obligations. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful.  These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs for one year from the date the financial statements are issued unless our sponsor provides us funds for our working capital needs or we obtain other financing.

The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Related Party Transactions

General and Administrative Services

We pay our Sponsor a fee of $10,000 per month for general and administrative services which includes the cost of the space we occupy and the costs of the personnel dedicated to us from our Sponsor. Our Sponsor, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses, particularly travel, incurred in connection with activities on our behalf, including but not limited to identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Critical Accounting Policies

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2017 and December 31, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, funds held in our Trust Account have been invested in U.S. government treasury bills, notes or bonds with maturities of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk in such securities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 445,000 units (“Private Units”) to our sponsor at a price of $10.00 per Private Unit, generating total proceeds of $4,450,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

We paid a total of $2,760,000 in underwriting discounts and commissions and $482,226 for other costs and expenses related to our formation and the Initial Public Offering.

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

BLACK RIDGE ACQUISITION CORP.

Date: May 10, 2018	By:	/s/ Ken DeCubellis
	Name:	Ken DeCubellis
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Moe
	Name:	James Moe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

