Form 10-Q
period 2018-06-30
Black Ridge Acquisition Corp.
filed 2018-08-09
CIK 1708341

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, 17,695,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BLACK RIDGE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK RIDGE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$175,855	$427,954
Prepaid expenses	56,943	33,093
Deferred income taxes	1,226	18,678
Total current assets	234,024	479,725
Cash and marketable securities held in Trust Account	139,956,554	138,980,353
Total assets	$140,190,578	$139,460,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$68,860	$45,391
Accounts payable - related party	7,626	2,940
Income taxes payable	184,227	85,722
Total current liabilities	260,713	134,053

Total liabilities	260,713	134,053

Commitments

Common stock, $.0001 par value, subject to possible redemption, 13,329,334 and 13,348,443 shares at June 30, 2018 and December 31, 2017, respectively, at redemption value	134,929,861	134,326,020

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $.0001 par value; 35,000,000 shares authorized, 4,365,666 and 4,346,557 shares at June 30, 2018 and December 31, 2017, respectively, issued and outstanding (excluding 13,329,334 and 13,348,443 shares at June 30, 2018 and December 31, 2017, respectively, subject to possible redemption)	437	435
Additional paid in capital	4,302,577	4,906,420
Retained earnings	696,990	93,150
Total stockholders' equity	5,000,004	5,000,005
Total liabilities and stockholders' equity	$140,190,578	$139,460,078

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK RIDGE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Period from May 9, 2017 (Inception) through June 30, 2017

General and administrative expenses	$113,496	$259,756	$323
Loss from operations	(113,496)	(259,756)	(323)

Other income
Interest income	628,390	1,046,102	–
Unrealized gain on marketable securities held in Trust Account	2,806	60,720	–
Total other income	631,196	1,106,822	–

Income (loss) before taxes	517,700	847,066	(323)
Provision for income taxes	(148,559)	(243,226)	–

Net income (loss)	$369,141	$603,840	$(323)

Weighted average shares outstanding, basic and diluted (1)	4,358,691	4,352,658	3,000,000

Basic and diluted net loss per common share (see Note 2)	$(0.02)	$(0.04)	$(0.00)

(1) Excludes an aggregate of up to 13,329,334 shares subject to redemption at June 30, 2018. Excludes an aggregate of 450,000 shares for the 2017 period that were subject to forfeiture at June 30, 2017 to the extent the underwriters' over-allotment was not exercised in full.

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK RIDGE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2018	Period from May 9, 2017 (Inception) through June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$603,840	$(323)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income	(1,046,102)	–
Unrealized gain on marketable securities held in Trust Account	(60,720)	–
Deferred income taxes	17,452	–
Changes in operating assets and liabilities:
Prepaid expenses	(23,850)	–
Accounts payable and accrued expenses	23,469	–
Accounts payable - related party	4,686	323
Income taxes payable	98,505	–
Net cash used in operating activities	(382,720)	–

CASH FLOWS FROM INVESTING ACTIVITIES:
Transfer from Trust Account to pay for taxes and franchise fees	130,621	–
Net cash provided by investing activities	130,621	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	–	62,500
Payment of offering costs	–	(56,112)
Proceeds from issuance of common stock to Sponsor	–	25,000
Net cash provided by financing activities	–	31,388

NET CHANGE IN CASH AND CASH EQUIVALENTS	(252,099)	31,388
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	427,954	–
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$175,855	$31,388

SUPPLEMENTAL INFORMATION:
Income taxes paid	$127,269	$–

NON-CASH INVESTING AND FINANCE ACTIVITIES:
Payment of deferred offering costs through promissory note - related party	$–	$62,500
Change in value of common stock subject to possible redemption	$603,841	$–

The accompanying notes are an integral part of these financial statements

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

All activity through June 30, 2018 relates to the Company’s formation, its Initial Public Offering, described below, and identifying a target company for a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

On October 18, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 1,800,000 Units, and the sale of an additional 45,000 Placement Units at $10.00 per Unit, generating total proceeds of $18,450,000. Transaction costs for underwriting fees on the sale of the over-allotment Units were $360,000. Following the closing, an additional $18,090,000 of the net proceeds ($10.05 per Public Share) was placed in the Trust Account, bringing the total aggregate proceeds placed in the Trust Account to $138,690,000 (10.05 per Public Share).

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and private placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. Upon the closing of the Initial Public Offering, $10.05 per Public Share sold in the Initial Public Offering, including a portion of the proceeds of the Private Placements was deposited in a Trust Account to be held until the earlier of (i) the consummation of its initial Business Combination or (ii) the Company’s failure to consummate a Business Combination within 21 months from the consummation of the Initial Public Offering (the “Combination Period”). Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Trust Account is maintained by a third party trustee. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company for any amounts that are necessary to pay the Company’s income and other tax obligations and up to $50,000 that may be used to pay for the costs of liquidating the Company. The Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.05 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company, but there is no assurance that the Sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement entered into by the Sponsor specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

The Company will provide the stockholders, who are the holders of the Public Shares, whether they are purchased in the Initial Public Offering or in the aftermarket (“Public Stockholders”) with an opportunity to redeem all or a portion of their Public Shares, irrespective of whether they vote for or against the proposed Business Combination or if the Company conducts a tender offer, upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination, or (ii) by means of a tender offer, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of franchise and income taxes payable), divided by the number of then outstanding Public Shares. The amount in the Trust Account, net of franchise and income taxes payable, currently amounts to $10.12 per Public Share. The common stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and solely in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require it to seek stockholder approval under the law or stock exchange listing requirement. If a stockholder vote is not required and the Company decides not to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the proposed amended and restated certificate of incorporation, (i) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and (ii) file tender offer documents with the SEC prior to completing the initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

The Sponsor has agreed to vote its Founder Shares (as described in Note 6), Placement Shares and any Public Shares purchased after the Initial Public Offering in favor of the initial Business Combination, and the Company’s executive officers and directors have also agreed to vote any Public Shares purchased after the Initial Public Offering in favor of the Initial Business Combination. The Sponsor entered into a letter agreement, pursuant to which it agreed to waive its redemption rights with respect to the Founder Shares, shares included in the Placement Units and Public Shares in connection with the completion of the initial Business Combination. In addition, the Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and shares included in the Placement Units if the Company fails to complete the initial Business Combination within the prescribed time frame. However, if the Sponsor (or any of the Company’s executive officers, directors or affiliates) acquires Public Shares after the Initial Public Offering, it (and they) will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares in the event the Company does not complete the initial Business Combination within such applicable time period.

Failure to Consummate a Business Combination

If the Company is unable to complete the initial Business Combination within the Combination Period, the Company must: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and up to $50,000 for liquidation expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Form 10-K as filed with the SEC on March 22, 2018. Interim results are not necessarily indicative of results for a full year or for future interim periods.

Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2018, the Company had $175,855 in cash and cash equivalents held outside of the Trust Account, $262,247 in interest income available from the Company's investments in the Trust Account to pay its franchise and income taxes payable, and liabilities of $260,713. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company’s plans to consummate an initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2018 or December 31, 2017.

Cash and securities held in Trust Account

As of June 30, 2018, $673 of cash and $139,955,881 of marketable securities were held in the Trust Account. As of December 31, 2017, $39,742 of cash and $138,940,611 of marketable securities were held in the Trust Account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its financial position.

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

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to value its deferred tax assets and liabilities at June 30, 2018 and December 31, 2017 at the new rate.

Common Stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2018 and December 31, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 13,329,334 shares of common stock subject to possible redemption at June 30, 2018 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings.

The Company's net income (loss) is also shown adjusted for the portion of income attributable to shares subject to redemption, as these shares only participate in the income of the trust account and not the operating losses of the Company. Accordingly, basic and diluted net income (loss) per share attributable to shares not subject to redemption is as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Net income	$369,141	$603,840
Less income attributable to shares subject to redemption	(439,359)	(796,162)
Adjusted net loss	(70,218)	(192,322)

Weighted average shares outstanding, basic and diluted	4,358,691	4,352,658

Basic and diluted net loss per common share attributable to remaining shares	$(0.02)	$(0.04)

For the period from May 9, 2017 (date of inception) to June 30, 2017, there was no portion of net income (loss) that was attributable to common stock subject to redemption.

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

JUNE 30, 2018

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

Note 3 – Public Offering and Private Placement

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

Private Placement

Simultaneous with the closing of the Initial Public Offering and over-allotment option exercise, the Sponsor purchased an aggregate of 445,000 Placement Units at a price of $10.00 per Unit (or an aggregate purchase price of $4,450,000). Each Placement Unit consists of one share of common stock (“Placement Share”), one right (“Placement Right”) and one warrant (each, a “Placement Warrant”) to purchase one share of the common stock at an exercise price of $11.50 per share. A portion of the proceeds from the Placement Units, $690,000 or $0.05 per unit sold in the Initial public Offering, were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, that potion of the proceeds of the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Rights and Placement Warrants will expire worthless.

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

Note 4 – Related Party Transactions

Founder Shares

In connection with the organization of the Company, a total of 2,875,000 shares of common stock were sold to the Sponsor at a price of approximately $0.0087 per share for an aggregate of $25,000 (“Founder Shares”). On October 4, 2017, the Company effected a stock dividend of 0.2 shares for each of the then outstanding Founder Shares, resulting in the issuance of an additional 575,000 Founder Shares, bringing the total to 3,450,000 Founder Shares including an aggregate of up to 450,000 Founder Shares that had been subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters in full or in part. The Sponsor would have been required to forfeit only a number of Founder Shares necessary to continue to maintain the 20.0% ownership interest in our shares of common stock after giving effect to the offering and exercise, if any, of the underwriters’ over-allotment option (excluding the Placement Shares and any shares included in units acquired in the Initial Public Offering). As a result of the underwriters’ election to exercise their over-allotment option in full on October18, 2017, the 450,000 Founders Shares previously subject to forfeiture are no longer subject to forfeiture.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Subject to certain limited exceptions, 50% of the Founder Shares will not be transferred, assigned, or sold until the earlier of: (i) one year after the date of the consummation of the initial Business Combination or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing 150 days after the initial Business Combination, and the remaining 50% of the Founder Shares will not be transferred, assigned, sold until one year after the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange, reorganization or other similar transaction which results in all of shareholders having the right to exchange their common stock for cash, securities or other property.

Accounts Payable - Related Party

Accounts payable – related party represents balances due to the Sponsor for general expenses paid by the Sponsor on behalf of the Company.

Administrative Service Agreement

Commencing on the effective date of the Initial Public Offering through the earlier of our consummation of our initial business combination or our liquidation, the Sponsor makes available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. Management fee expense of $30,000 and $60,000 was recognized by the Company for the three and six month periods ended June 30, 2018, respectively, and is included in the general and administrative expenses. No management fee was recognized by the Company in the 2017 periods.

Note 5 – Commitments and Contingencies

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Note 6 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2018, no preferred stock is issued or outstanding.

Common Stock

The Company is authorized to issue 35,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2018 and December 31, 2017, the Company has issued an aggregate of 17,695,000 shares of common stock, inclusive of 13,329,334 and 13,348,443 shares of common stock, respectively, subject to possible redemption classified as temporary equity in the accompanying Balance Sheets.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

The Company may call the Warrants for redemption (excluding the Placement Warrants, but including any outstanding Warrants issued upon exercise of the unit purchase option issued to its underwriter), in whole and not in part, at a price of $.01 per Warrant:

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

The Company’s net deferred tax assets as of June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
Deferred tax assets:
Unrealized loss on marketable securities held in Trust Account	$1,226	$18,678
Total deferred tax assets	1,226	18,678
Valuation allowance	–	–
Deferred tax assets, net of allowance	$1,226	$18,678

The company believes that it is more likely than not that it will realize the deferred tax asset and therefore there is no valuation allowance.

The income tax provision (benefit) consists of the following:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Federal
Current	$97,274	$148,693
Deferred	589	12,751
State and Local
Current	50,479	77,081
Deferred	217	4,701
Income tax provision (benefit)	$148,559	$243,226

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

In October 2017, we consummated our initial public offering of 13,800,000 units (including the units sold in connection with the exercise of the underwriter’s over-allotment option) at $10.00 per unit, generating gross proceeds of $138,000,000 million. Offering costs associated with the initial public offering were approximately $3.24 million, inclusive of $2.76 million of underwriting commissions paid upon closing of the initial public offering, including the exercise of the over-allotment option.

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

An aggregate of $138,690,000 ($10.05 per share) from the net proceeds of the sale of the units in the initial public offering, the overallotment units, and the private units was placed in the Trust Account currently at Morgan Stanley and maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills, until the earlier of (i) the consummation of the initial business combination or (ii) the Company’s failure to consummate a business combination by July 10, 2019. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective merger or acquisition candidates and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to us for any amounts that are necessary to pay the Company’s income tax obligations and up to $50,000 of interest earned on the Trust Account balance may be released to us to pay for our liquidation expenses if we are unable to consummate an initial business combination within the required time period.

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

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to June 30, 2018 has been related to our company’s formation, the initial public offering, and since the closing of the initial public offering, a search for a business combination candidate. We have, and expect to continue to generate non-operating income in the form of interest income on cash and cash equivalents and investments in the Trust Account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2018, we had net income of $369,141, which consisted of operating expenses of $113,496, offset by other income from our Trust Account (interest income and unrealized gains on our assets held in trust) of $631,196 and including a provision for income taxes of $148,559.

For the six months ended June 30, 2018, we had net income of $603,840, which consisted of operating expenses of $259,756, offset by other income from our Trust Account (interest income and unrealized gains on our assets held in trust) of $1,106,822 and including a provision for income taxes of $243,226.

For the period from May 9, 2017 (date of inception) through June 30, 2017 we had a net loss of $323, all resulting from general and administrative expenses incurred during the formation of the Company.

Liquidity and Capital Resources

We presently have no revenue. Our operating expenses were $259,756 for the six months ended June 30, 2018 and consisted primarily of management fees paid to our sponsor, professional fees, insurance and other costs related to our search for a business combination subsequent to our initial public offering. Through June 30, 2018, our liquidity needs were satisfied through receipt of approximately $518,000 held outside of the Trust Account from the sale of Units upon closing of the initial public offering.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2018, we had negative working capital of $26,689 (including cash and cash equivalents held outside Trust Account) and approximately $262,247 available from our investments in the Trust Account to pay our income tax and franchise fee obligations. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful.  These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs for one year from the date the financial statements are issued unless our sponsor provides us funds for our working capital needs or we obtain other financing.

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

Critical Accounting Policies

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2018 and December 31, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, funds held in our Trust Account have been invested in U.S. government treasury bills, notes or bonds with maturities of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk in such securities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

BLACK RIDGE ACQUISITION CORP.

Date: August 8, 2018	By:	/s/ Ken DeCubellis
	Name:	Ken DeCubellis
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Moe
	Name:	James Moe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

