Form 10-Q
period 2018-09-30
Black Ridge Acquisition Corp.
filed 2018-11-07
CIK 1708341

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(952) 426-1241

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, 17,695,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BLACK RIDGE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK RIDGE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$65,946	$427,954
Prepaid expenses	71,317	33,093
Deferred income taxes	–	18,678
Total current assets	137,263	479,725
Cash and marketable securities held in Trust Account	140,580,447	138,980,353
Total assets	$140,717,710	$139,460,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$77,571	$45,391
Accounts payable - related party	8,318	2,940
Income taxes payable	317,125	85,722
Deferred income taxes	182	–
Total current liabilities	403,196	134,053

Total liabilities	403,196	134,053

Commitments

Common stock, $.0001 par value, subject to possible redemption, 13,319,798 and 13,348,443 shares at September 30, 2018 and December 31, 2017, respectively, at redemption value	135,314,510	134,326,020

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $.0001 par value; 35,000,000 shares authorized, 4,375,202 and 4,346,557 shares at September 30, 2018 and December 31, 2017, respectively, issued and outstanding (excluding 13,319,798 and 13,348,443 shares at September 30, 2018 and December 31, 2017, respectively, subject to possible redemption)	438	435
Additional paid in capital	3,917,927	4,906,420
Retained earnings	1,081,639	93,150
Total stockholders' equity	5,000,004	5,000,005
Total liabilities and stockholders' equity	$140,717,710	$139,460,078

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK RIDGE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Period from May 9, 2017 (Inception) through September 30, 2017

General and administrative expenses	$140,870	$625	$400,626	$948
Loss from operations	(140,870)	(625)	(400,626)	(948)

Other income
Interest income	676,147	–	1,722,249	–
Unrealized gain on marketable securities held in Trust Account	4,898	–	65,618	–
Total other income	681,045	–	1,787,867	–

Income (loss) before taxes	540,175	(625)	1,387,241	(948)
Provision for income taxes	(155,526)	–	(398,752)	–

Net income (loss)	$384,649	$(625)	$988,489	$(948)

Weighted average shares outstanding, basic and diluted (1)	4,365,666	3,000,000	4,357,041	3,000,000

Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.07)	$(0.00)

(1) Excludes an aggregate of up to 13,319,798 shares subject to redemption at September 30, 2018. Excludes an aggregate of 450,000 shares for the 2017 periods that were subject to forfeiture at September 30, 2017 to the extent the underwriters' over-allotment was not exercised in full.

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK RIDGE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2018	Period from May 9, 2017 (Inception) through September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$988,489	$(948)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income	(1,722,249)	–
Unrealized gain on marketable securities held in Trust Account	(65,618)	–
Deferred income taxes	18,860	–
Changes in operating assets and liabilities:
Prepaid expenses	(38,224)	–
Accounts payable and accrued expenses	32,180	–
Accounts payable - related party	5,378	–
Income taxes payable	231,403	–
Net cash used in operating activities	(549,781)	(948)

CASH FLOWS FROM INVESTING ACTIVITIES:
Withdrawal from Trust Account to pay for taxes and franchise fees	187,773	–
Net cash provided by investing activities	187,773	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	–	62,500
Payment of offering costs	–	(75,021)
Proceeds from issuance of common stock to Sponsor	–	25,000
Net cash provided by financing activities	–	12,479

NET CHANGE IN CASH AND CASH EQUIVALENTS	(362,008)	11,531
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	427,954	–
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,946	$11,531

SUPPLEMENTAL INFORMATION:
Income taxes paid	$148,489	$–

NON-CASH INVESTING AND FINANCE ACTIVITIES:
Offering costs accrued as accounts payable - related party	$–	$14,028
Payment of deferred offering costs through promissory note - related party	$–	$62,500
Change in value of common stock subject to possible redemption	$988,490	$–

The accompanying notes are an integral part of these financial statements

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

All activity through September 30, 2018 relates to the Company’s formation, its Initial Public Offering, described below, and identifying a target company for a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

On October 18, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 1,800,000 Units, and the sale of an additional 45,000 Placement Units at $10.00 per Unit, generating total proceeds of $18,450,000. Transaction costs for underwriting fees on the sale of the over-allotment Units were $360,000. Following the closing, an additional $18,090,000 of the net proceeds ($10.05 per Public Share) was placed in the Trust Account, bringing the total aggregate proceeds placed in the Trust Account to $138,690,000 ($10.05 per Public Share).

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The Company will provide the stockholders, who are the holders of the Public Shares, whether they are purchased in the Initial Public Offering or in the aftermarket (“Public Stockholders”) with an opportunity to redeem all or a portion of their Public Shares, irrespective of whether they vote for or against the proposed Business Combination or if the Company conducts a tender offer, upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination, or (ii) by means of a tender offer, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of franchise and income taxes payable), divided by the number of then outstanding Public Shares. The amount in the Trust Account, net of franchise and income taxes payable, currently amounts to approximately $10.17 per Public Share. The common stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and solely in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require it to seek stockholder approval under the law or stock exchange listing requirement. If a stockholder vote is not required and the Company decides not to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the proposed amended and restated certificate of incorporation, (i) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and (ii) file tender offer documents with the Securities and Exchange Commission (“SEC”) prior to completing the initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

The Sponsor has agreed to vote its Founder Shares (as described in Note 4), Placement Shares and any Public Shares purchased after the Initial Public Offering in favor of the initial Business Combination, and the Company’s executive officers and directors have also agreed to vote any Public Shares purchased after the Initial Public Offering in favor of the Initial Business Combination. The Sponsor entered into a letter agreement, pursuant to which it agreed to waive its redemption rights with respect to the Founder Shares, shares included in the Placement Units and Public Shares in connection with the completion of the initial Business Combination. In addition, the Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and shares included in the Placement Units if the Company fails to complete the initial Business Combination within the prescribed time frame. However, if the Sponsor (or any of the Company’s executive officers, directors or affiliates) acquires Public Shares after the Initial Public Offering, it (and they) will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares in the event the Company does not complete the initial Business Combination within such applicable time period.

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

Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2018, the Company had $65,946 in cash and cash equivalents held outside of the Trust Account, $387,612 in interest income available from the Company's investments in the Trust Account to pay its franchise and income taxes payable, and liabilities of $403,196. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company’s plans to consummate an initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Based on the foregoing, the Company may not have sufficient funds available to operate its business through the mandatory liquidation date or until it closes an initial business combination and may need to obtain additional financing in order to meet its obligations.  The Company cannot be certain that additional funding will be available on acceptable terms, or at all.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018 or December 31, 2017.

Cash and securities held in Trust Account

As of September 30, 2018, $623 of cash and $140,579,824 of marketable securities were held in the Trust Account. As of December 31, 2017, $39,742 of cash and $138,940,611 of marketable securities were held in the Trust Account. The Company withdrew $187,773 of interest income from the Trust Account to pay franchise and income taxes.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its financial position.

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

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to value its deferred tax assets and liabilities at September 30, 2018 and December 31, 2017 at the new rate.

Common Stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2018 and December 31, 2017, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 13,319,798 shares of common stock subject to possible redemption at September 30, 2018 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Additionally, an aggregate of 450,000 shares for the 2017 periods that were subject to forfeiture at September 30, 2017 to the extent the underwriters’ over-allotment was not exercised in full.

The Company's net income (loss) is also shown adjusted for the portion of income attributable to shares subject to redemption, as these shares only participate in the income of the trust account and not the operating losses of the Company. Accordingly, basic and diluted net income (loss) per share attributable to shares not subject to redemption is as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018

Net income	$384,649	$988,489
Less income attributable to shares subject to redemption	(480,584)	(1,276,746)
Adjusted net loss	(95,935)	(288,257)

Weighted average shares outstanding, basic and diluted	4,365,666	4,357,041

Basic and diluted net loss per common share attributable to remaining shares	$(0.02)	$(0.07)

For the period from May 9, 2017 (date of inception) to September 30, 2017, there was no portion of net income (loss) that was attributable to common stock subject to redemption.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Private Placement

Simultaneous with the closing of the Initial Public Offering and over-allotment option exercise, the Sponsor purchased an aggregate of 445,000 Placement Units at a price of $10.00 per Unit (or an aggregate purchase price of $4,450,000). Each Placement Unit consists of one share of common stock (“Placement Share”), one right (“Placement Right”) and one warrant (each, a “Placement Warrant”) to purchase one share of the common stock at an exercise price of $11.50 per share. A portion of the proceeds from the Placement Units, $690,000 or $0.05 per unit sold in the Initial public Offering, were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, that portion of the proceeds of the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Rights and Placement Warrants will expire worthless.

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

Note 4 — Related Party Transactions

Founder Shares

In connection with the organization of the Company, a total of 2,875,000 shares of common stock were sold to the Sponsor at a price of approximately $0.0087 per share for an aggregate of $25,000 (“Founder Shares”). On October 4, 2017, the Company effected a stock dividend of 0.2 shares for each of the then outstanding Founder Shares, resulting in the issuance of an additional 575,000 Founder Shares, bringing the total to 3,450,000 Founder Shares including an aggregate of up to 450,000 Founder Shares that had been subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters in full or in part. The Sponsor would have been required to forfeit only a number of Founder Shares necessary to continue to maintain the 20.0% ownership interest in our shares of common stock after giving effect to the offering and exercise, if any, of the underwriters’ over-allotment option (excluding the Placement Shares and any shares included in units acquired in the Initial Public Offering). As a result of the underwriters’ election to exercise their over-allotment option in full on October 18, 2017, the 450,000 Founders Shares previously subject to forfeiture are no longer subject to forfeiture.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Administrative Service Agreement

Commencing on the effective date of the Initial Public Offering through the earlier of our consummation of our initial business combination or our liquidation, the Sponsor makes available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. Management fee expense of $30,000 and $90,000 was recognized by the Company for the three and nine month periods ended September 30, 2018, respectively, and is included in the general and administrative expenses. No management fee was recognized by the Company in the 2017 periods.

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

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2018 and December 31, 2017, no preferred stock is issued or outstanding.

Common Stock

The Company is authorized to issue 35,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2018 and December 31, 2017, the Company has issued an aggregate of 17,695,000 shares of common stock, inclusive of 13,319,798 and 13,348,443 shares of common stock, respectively, subject to possible redemption classified as temporary equity in the accompanying Balance Sheets.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

The Company’s net deferred tax assets (liabilities) as of September 30, 2018 and December 31, 2017 are as follows:

	September	December
	30, 2018	31, 2017
Deferred tax assets:
Unrealized loss on marketable securities held in Trust Account	$–	$18,678
Total deferred tax assets	–	18,678
Deferred tax liabilities:
Unrealized gain on marketable securities held in Trust Account	182	–
Total deferred tax liabilities	182	–
Valuation allowance	–	–
Net deferred tax assets (liabilities), net of allowance	$(182)	$18,678

The income tax provision consists of the following:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Federal
Current	$101,559	$250,252
Deferred	1,029	13,780
State and Local
Current	52,559	129,640
Deferred	379	5,080
Income tax provision	$155,526	$398,752

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

In October 2017, we consummated our initial public offering of 13,800,000 units (including the units sold in connection with the exercise of the underwriter’s over-allotment option) at $10.00 per unit, generating gross proceeds of $138 million. Offering costs associated with the initial public offering were approximately $3.24 million, inclusive of $2.76 million of underwriting commissions paid upon closing of the initial public offering, including the exercise of the over-allotment option.

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

An aggregate of $138,690,000 ($10.05 per share) from the net proceeds of the sale of the units in the initial public offering, the overallotment units, and the private units was placed in the Trust Account currently at Morgan Stanley and maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills, until the earlier of (i) the consummation of the initial business combination or (ii) the Company’s failure to consummate a business combination by July 10, 2019. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective merger or acquisition candidates and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to us for any amounts that are necessary to pay the Company’s income and other tax obligations and up to $50,000 of interest earned on the Trust Account balance may be released to us to pay for our liquidation expenses if we are unable to consummate an initial business combination within the required time period.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to September 30, 2018 has been related to our company’s formation, the initial public offering, and since the closing of the initial public offering on October 10, 2017, a search for a business combination candidate. We have, and expect to continue to generate non-operating income in the form of interest income on cash and cash equivalents and investments in the Trust Account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2018, we had net income of $384,649, which consisted of operating expenses of $140,870, offset by other income from our Trust Account (interest income and unrealized gains on our assets held in trust) of $681,045 and including a provision for income taxes of $155,526.

For the nine months ended September 30, 2018, we had net income of $988,489, which consisted of operating expenses of $400,626, offset by other income from our Trust Account (interest income and unrealized gains on our assets held in trust) of $1,787,867 and including a provision for income taxes of $398,752.

For the three months ended September 30, 2017 we had a net loss of $625, all resulting from general and administrative expenses incurred during the period.

For the period from May 9, 2017 (date of inception) through September 30, 2017 we had a net loss of $948, all resulting from general and administrative expenses during the period.

Liquidity and Capital Resources

We presently have no revenue. Our operating expenses were $400,626 for the nine months ended September 30, 2018 and consisted primarily of management fees paid to our sponsor, professional fees, insurance and other costs related to our search for a business combination subsequent to our initial public offering. Through September 30, 2018, our liquidity needs were satisfied through receipt of approximately $518,000 held outside of the Trust Account from the sale of Units upon closing of the initial public offering.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2018, we had negative working capital of $265,933 (including cash and cash equivalents held outside Trust Account) and approximately $387,612 available from our investments in the Trust Account to pay our income tax and franchise fee obligations. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through the mandatory liquidation date unless our sponsor provides us funds for our working capital needs or we obtain other financing.

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

Critical Accounting Policies

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2018 and December 31, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, funds held in our Trust Account have been invested in U.S. government treasury bills, notes or bonds with maturities of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk in such securities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

BLACK RIDGE ACQUISITION CORP.

Date: November 7, 2018	By:	/s/ Ken DeCubellis
	Name:	Ken DeCubellis
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Moe
	Name:	James Moe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

