Form 10-K
period 2018-12-31
Black Ridge Acquisition Corp.
filed 2019-03-18
CIK 1708341

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(Registrant’s telephone number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant as of June 29, 2018 (the last business day of the registrant’s most recently completed fiscal quarter), was approximately $135,240,000 based on the price of $9.80, the closing price on June 29, 2018.

As of March 12, 2019, 17,695,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

Initial Public Offering

On October 10, 2017, we consummated our initial public offering of 12,000,000 of our units. Each unit consisted of one share of common stock, one right to receive one-tenth of one share of common stock upon consummation of an initial business combination, and one redeemable warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share. Simultaneously with the consummation of the initial public offering, we consummated the private placement of 400,000 units (“private units”) and the representative purchase options.

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

Our focus after the initial public offering had been to search for businesses in the energy or energy-related industries with an emphasis on opportunities in the upstream oil and gas industry in North America where our management team’s networks and experience are suited. Although we anticipated acquiring a target business that is an operating business, we were not obligated to do so and as indicated below, determined to seek to consummate an initial business combination in the esports industry.

Proposed Business Combination

On December 19, 2018, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Black Ridge Merger Sub, Corp., a Delaware corporation and wholly-owned subsidiary of ours (“Merger Sub”), Allied Esports Entertainment, Inc. (“Allied Esports”), Ourgame International Holdings Ltd. (“Ourgame”), Noble Link Global Limited, a wholly-owned subsidiary of Ourgame (“Noble”), and Primo Vital Ltd., also a wholly-owned subsidiary of Ourgame (“Primo”).

Subject to the Agreement, (i) Noble will merge with and into Allied Esports (the “Redomestication Merger”) with Allied Esports being the surviving entity in such merger and (ii) immediately after the Redomestication Merger, Merger Sub will merge with and into Allied Esports with Allied Esports being the surviving entity of such merger (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers” or the “Proposed Business Combination”) and becoming a wholly-owned subsidiary of ours.

Upon consummation of the Mergers (the “Closing”), we will issue to the former owners of Allied Esports and WPT Enterprises, Inc. (“WPT”) (i) an aggregate of 11,602,754 shares of our common stock and (ii) an aggregate of 3,800,003 warrants to purchase shares of our common stock.

In addition to the consideration described above, the former owners of Allied Esports and WPT will be entitled to receive their pro rata portion of an aggregate of an additional 3,846,153 shares of our common stock if the last sales price of our common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for thirty (30) consecutive days at any time during the five (5) year period commencing on the date of the Closing (the “Closing Date”).

The Mergers will result in Black Ridge acquiring two of Ourgame’s global esports and entertainment assets, Allied Esports and WPT. Allied Esports is a premier esports entertainment company with a global network of dedicated esports properties and content production facilities. WPT is the creator of the World Poker Tour® (WPT®) – the premier name in internationally televised gaming and entertainment with brand presence in land-based tournaments, television, online and mobile. The proposed transaction will seek to strategically combine the globally recognized Allied Esports brand with the three-pronged business model of the iconic World Poker Tour, featuring in-person experiences, multiplatform content and interactive services, to leverage the high-growth opportunities in the global esports industry.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions and covenants of the respective parties, including approval of our stockholders and us having cash on hand of at least $80 million. Further information regarding the Proposed Business Combination, the proposed business of the combined company following consummation of the Proposed Business Combination and the risks related to the proposed business of the combined company following consummation of the Proposed Business Combination can be found in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2018, the preliminary proxy statement filed by the Company with the Securities and Exchange Commission and the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission. Unless otherwise indicated, the information in this Report assumes we will not consummate the Proposed Business Combination and will be forced to seek an alternative target with which to consummate an initial business combination.

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

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Other than the Proposed Business Combination as outlined above, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria.

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

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the time stated in the proxy statement to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

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

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only until July 10, 2019 to complete an initial business combination. If we have not completed an initial business combination by such date (or a date as may be subsequently approved by our stockholders in an amendment to our amended and restated certificate of incorporation), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We have no operating results to date. Therefore, our ability to commence operations is dependent upon completing a business combination. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2018, we had approximately $134,000 in cash and cash equivalents and working capital of approximately $78,000 (excluding income taxes and franchise fees which may be paid out of the Trust Account and the note payable to our sponsor). Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our plans to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

If we are unable to consummate a business combination, our public stockholders may be forced to wait more than 21 months from the completion of our IPO (July 10, 2019) before receiving distributions from the trust account.

We have until July 10, 2019 to complete a business combination unless otherwise extended by our stockholders. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares, rights or warrants, potentially at a loss.

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

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Additionally, our sponsor is an oil and gas company that pursues distressed asset acquisitions in the energy industry, the same industry within which we intend to focus our search for a target business if the Proposed Business Combination does not close. While our sponsor intends to acquire assets from businesses with private equity backing that are seeking to sell such assets for cash without retaining any equity interest in them (as opposed to our intent to acquire a target business from a seller that wishes to retain a significant equity interest in the combined company), it is not limited to this type of acquisition and we therefore could nevertheless be subject to competition for acquisitions with our sponsor. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding rights and warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must currently complete our initial business combination by July 10, 2019. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, and (ii) the redemption of our public shares if we are unable to complete an initial business combination by the required deadline, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by the required deadline is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the required deadline before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

If the net proceeds of our initial public offering not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our income taxes and to complete our business combination.

As of December 31, 2018, we had approximately $134,000 of cash and cash equivalents available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive, without taking into account, interest, if any, earned on the trust account, approximately $10.05 per share on our redemption of our public shares, and our warrants will expire worthless.

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

Our amended and restated certificate of incorporation provides that we will continue in existence only until July 10, 2019. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable, and up to $50,000 that may be used to pay for the costs of liquidating the Company, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Although we intend to focus our search for target businesses on companies in the energy or energy-related industries, if the Proposed Business Combination does not close, with an emphasis on opportunities in the upstream oil and gas industry in North America where our management team’s networks and experience are suited, we may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in a target business.

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

Each of our officers and directors is an officer and/or director of our sponsor. Our sponsor is an oil and gas company that pursues distressed asset acquisitions in the energy industry, the same industry within which we intend to focus our search for a target business if the Proposed Business Combination does not close. However, our sponsor intends to acquire assets from businesses with private equity backing that are seeking to sell such assets for cash without retaining any equity interest in them, whereas we intend to acquire a target business from a seller that wishes to retain a significant equity interest in the combined company. Accordingly, our management team does not believe that there will be a meaningful conflict between our sponsor and our company in relation to consummating a business combination. Nevertheless, we cannot assure you of this fact and it is possible that a suitable business opportunity will be presented to our sponsor prior to its presentation to our company.

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

We have issued rights to receive 1,424,500 shares of common stock and warrants to purchase 14,245,000 shares of common stock outstanding as of December 31, 2018. As of December 31, 2018 we have also issued unit purchase options to purchase 600,000 units outstanding which will result in the issuance of 600,000 shares of common stock, rights to receive 60,000 shares of common stock and warrants to purchase an additional 600,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these rights and warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when issued or exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our rights, warrants and unit purchase options may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the rights, warrants or unit purchase options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and option are exercised, you may experience dilution to your holdings.

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

We have engaged EarlyBirdCapital to assist us in connection with our initial business combination. We will pay EarlyBirdCapital a cash fee of $4,080,000 for such services upon the consummation of our initial business combination. This financial interest may result in EarlyBirdCapital having a conflict of interest when providing the services to us in connection with an initial business combination.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.     Properties

We currently maintain our principal executive offices at 110 North 5th Street, Suite 410, Minneapolis, Minnesota 55403. The cost for this space is included in the $10,000 per-month fee our sponsor charges us for general and administrative services pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services in Minneapolis, Minnesota area, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

(b) Holders

On March 8, 2018, there were 2 holders of record of our units, 2 holders of record of our common stock, 2 holders of record of our rights and 2 holders of record of our warrants.

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

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report as of December 31, 2018 and 2017 and for the year ended December 31, 2018 and the period from May 9, 2017 (inception) through December 31, 2017. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report.

	Year ended December 31, 2018	For the Period From May 9, 2017 (Inception) to December 31, 2017
Statement of Operations Data:
General and administrative costs	$823,779	$130,159
Loss from operations	(823,779)	(130,159)
Other income	2,540,851	290,353
Income before taxes	1,717,072	160,194
Provision for income taxes	(575,873)	(67,044)
Net income	$1,141,199	$93,150

Weighted average shares outstanding, basic and diluted (1)	4,361,619	3,452,106

Basic and diluted net loss per share	$(0.15)	$(0.02)

Balance Sheet Data (end of period):
Total assets	$141,452,286	$139,460,078
Total liabilities	985,062	134,053
Common stock subject to possible redemption	135,467,219	134,326,020
Stockholders' Equity	5,000,005	5,000,005

Other Financial Data:
Net cash used in operating activities	$(858,122)	$(114,921)
Net cash provided by (used in) investing activities	213,897	(138,690,000)
Net cash provided by financing activities	350,000	139,232,875

(1) This number excludes an aggregate of up to 13,283,086 and 13,348,443 shares subject to possible redemption at December 31, 2018 and 2017, respectively.

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

In October 2017, we consummated our initial public offering of 13,800,000 units (including the units sold in connection with the exercise of the underwriter’s over-allotment option) at $10.00 per unit, generating gross proceeds of $138,000,000. Offering costs associated with the initial public offering were approximately $3.24 million, inclusive of $2,760,000 of underwriting commissions paid upon closing of the initial public offering, including the exercise of the over-allotment option.

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

An aggregate of $138,690,000 ($10.05 per unit) from the net proceeds of the sale of the units in the initial public offering, the overallotment units, and the private units was placed in the Trust Account currently at Morgan Stanley and maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills, until the earlier of (i) the consummation of the initial business combination or (ii) the Company’s failure to consummate a business combination by July 10, 2019. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective merger or acquisition candidates and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to us for any amounts that are necessary to pay the Company’s income tax and other obligations and up to $50,000 of interest earned on the Trust Account balance may be released to us to pay for our liquidation expenses if we are unable to consummate an initial business combination within the required time period.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Proposed Business Combination

On December 19, 2018, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Black Ridge Merger Sub, Corp., a Delaware corporation and wholly-owned subsidiary of ours (“Merger Sub”), Allied Esports Entertainment, Inc. (“Allied Esports”), Ourgame International Holdings Ltd. (“Ourgame”), Noble Link Global Limited, a wholly-owned subsidiary of Ourgame (“Noble”), and Primo Vital Ltd., also a wholly-owned subsidiary of Ourgame (“Primo”).

Subject to the Agreement, (i) Noble will merge with and into Allied Esports (the “Redomestication Merger”) with Allied Esports being the surviving entity in such merger and (ii) immediately after the Redomestication Merger, Merger Sub will merge with and into Allied Esports with Allied Esports being the surviving entity of such merger (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers” or the “Proposed Business Combination”) and becoming a wholly-owned subsidiary of ours.

Upon consummation of the Mergers (the “Closing”), we will issue to the former owners of Allied Esports and WPT Enterprises, Inc. (“WPT”) (i) an aggregate of 11,602,754 shares of our common stock and (ii) an aggregate of 3,800,003 warrants to purchase shares of our common stock.

In addition to the consideration described above, the former owners of Allied Esports and WPT will be entitled to receive their pro rata portion of an aggregate of an additional 3,846,153 shares of our common stock if the last sales price of our common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for thirty (30) consecutive days at any time during the five (5) year period commencing on the date of the Closing (the “Closing Date”).

The Mergers will result in Black Ridge acquiring two of Ourgame’s global esports and entertainment assets, Allied Esports and WPT. Allied Esports is a premier esports entertainment company with a global network of dedicated esports properties and content production facilities. WPT is the creator of the World Poker Tour® (WPT®) – the premier name in internationally televised gaming and entertainment with brand presence in land-based tournaments, television, online and mobile. The proposed transaction will seek to strategically combine the globally recognized Allied Esports brand with the three-pronged business model of the iconic World Poker Tour, featuring in-person experiences, multiplatform content and interactive services, to leverage the high-growth opportunities in the global esports industry.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions and covenants of the respective parties, including approval of our stockholders and us having cash on hand of at least $80 million. Further information regarding the Proposed Business Combination, the proposed business of the combined company following consummation of the Proposed Business Combination and the risks related to the proposed business of the combined company following consummation of the Proposed Business Combination can be found in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2018, the preliminary proxy statement filed by the Company with the Securities and Exchange Commission and the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission. Unless otherwise indicated, the information in this Report assumes we will not consummate the Proposed Business Combination and will be forced to seek an alternative target with which to consummate an initial business combination.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to December 31, 2018 has been related to our company’s formation, the initial public offering, and since the closing of the initial public offering, a search for a business combination candidate and expenses incurred in connection with the Proposed Business Combination. We have, and expect to continue to generate non-operating income in the form of interest income on cash and cash equivalents. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from May 9, 2017 (inception) through December 31, 2017, we had net income of $93,150, which consisted of operating expenses of $130,159, offset by other income from our Trust Account (interest income offset by unrealized losses on our assets held in trust) of $290,353 and including a provision for income taxes of $67,044.

For the year ended December 31, 2018, we had net income of $1,141,199, which consisted of operating expenses of $823,779, offset by other income from our Trust Account (interest income and unrealized gains on our assets held in trust) of $2,540,851 and including a provision for income taxes of $575,873.

Liquidity and Capital Resources

We presently have no revenue; our net operating expenses were $823,779 for the year ended December 31, 2018, and consisted primarily of management fees paid to our sponsor, professional fees and other costs related to our search for a business combination. Through December 31, 2018, our liquidity needs were satisfied through receipt of approximately $518,000 held outside of the Trust Account from the sale of Units upon closing of the initial public offering, $25,000 from the sale of the founders’ shares, and proceeds from a notes payable from the Sponsor in an aggregate amount of $475,000, of which $350,000 remains outstanding as of December 31, 2018.

In order to meet our ongoing working capital needs, the Sponsor, or its affiliates, or certain executive officers and directors, may, but are not obligated to, loan us additional funds as may be required. The loans would either be repaid upon consummation of our initial business combination, or, at the lender’s discretion, up to $1.5 million of such loans (including the $350,000 loan payable to our Sponsor as of December 31, 2018 and an additional $100,000 loan payable to our Sponsor subsequent to December 31, 2018) may be converted upon consummation of our business combination into additional private units at a price of $10.00 per Unit. If we do not complete a business combination, the loans would be repaid only out of funds held outside of the Trust Account.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2018, we had working capital of approximately $78,000 (excluding income taxes and franchise fees which may be paid out of the Trust Account and the note payable to our sponsor). Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful.  These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through the mandatory liquidation date unless our sponsor provides us additional funds for our working capital needs or we obtain other financing.

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

On December 10, 2018, our Sponsor loaned us $350,000 in the form of a convertible promissory note. This note is unsecured, non-interest bearing and is payable at the consummation by the Company of a merger, share exchange, asset acquisition, or other similar business combination, with one or more businesses or entities (a “Business Combination”). Upon consummation of a Business Combination, the principal balance of the note may be converted, at the Sponsor’s option, to units at a price of $10.00 per unit. The terms of the units are identical to the units issued by the Company in its initial public offering, except the warrants included in such units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor or its permitted transferees. If the Sponsor converts the entire principal balance of the convertible promissory note, it would receive 35,000 units. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the initial public offering.

Subsequent to December 31, 2018 our Sponsor loaned us an additional $100,000 with terms identical to the above outlined convertible promissory note.

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

Critical Accounting Policies

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

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

We have engaged our underwriters as advisors in connection an initial business combination to assist us in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. The Company will pay the underwriters a cash fee for such services upon the consummation of our initial business combination in an amount of approximately $4,080,000.

We have engaged an investment advisor to assist us in connection with due diligence, financial analysis and positioning the Company in the capital markets (the “Capital Markets Fee”) related to the Proposed Business Combination. The Company will pay the investment advisor a cash fee of approximately $2,000,000 for due diligence and advisory services upon the consummation of the Proposed Business Combination. The Company will also pay the Capital Markets Fee of 3% of the cash or securities available for the closing of the Proposed Business Combination including the proceeds received from the trust account net of cash reserved to fulfill redemption requests upon the consummation of the Proposed Business Combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2018, we were not subject to any market or interest rate risk. Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the rust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2018, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable law.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Ken DeCubellis	52	Chairman of the Board and Chief Executive Officer
Michael Eisele	36	Chief Operating Officer
James Moe	61	Chief Financial Officer, Secretary and Treasurer
Bradley Berman	48	Director
Benjamin S. Oehler	70	Director
Joseph Lahti	58	Director
Lyle Berman	77	Director

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

We believe Mr. DeCubellis is well-qualified to serve as a member of our board of directors due to his executive leadership and industry experience.

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

We believe Mr. Berman is well-qualified to serve as a member of our board of directors due to his executive leadership and industry and financing experience.

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

We believe Mr. Oehler is well-qualified to serve as a member of our board of directors due to his executive leadership and industry and financing experience.

Joseph Lahti has been a director of ours since May 2017. Mr. Lahti has been a director of our sponsor since August 2012. Mr. Lahti is a Minneapolis native and leader in numerous Minnesota business and community organizations. As principal of JL Holdings since 1989, Mr. Lahti has provided funding and management leadership to several early-stage or distressed companies. From 1993 to 2002, he held the positions of chief operating officer, president, chief executive officer and chairman at Shuffle Master, Inc., a company that provided innovative products to the gaming industry. Mr. Lahti served as a director of PokerTek, Inc., a publicly traded company, from 2008 until it was sold in October 2014 (including serving as Chairman of the Board from 2012 to 2014), and he also served as an independent director and Chairman of AFAM Capital until October of 2018 and then as Chairman of the Board of Innealta, an investment manager. Within the past five years Mr. Lahti served on the board of directors of Voyager Oil & Gas, Inc., and more than five years ago Mr. Lahti served as the Chairman of the Board of directors of Shuffle Master, Inc. and served on the board of directors of Zomax, Inc. Through his public company Board experience, he has participated on, and chaired, both Audit and Compensation Committees.

We believe Mr. Lahti is well-qualified to serve as a member of our board of directors due to his executive leadership and industry and financing experience.

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

We believe Mr. Berman is well-qualified to serve as a member of our board of directors due to his executive leadership and industry and financing experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2018 there were no delinquent filers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 8, 2019 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our executive officers and directors that beneficially owns shares of our common stock; and
•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 17,695,000 shares of our common stock outstanding as of March 8, 2019. The table below does not include the shares of common stock underlying options and warrants held by our public shareholders, sponsor or underwriter because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Common Stock
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage
HGC Investment Management Inc.(2)	1,002,121	5.7%
Weiss Asset Management LP(3)	1,305,870	7.4%
Polar Asset Management Partners Inc. (4)	1,636,325	9.2%
Black Ridge Oil & Gas, Inc. (our sponsor)(5)	3,895,000	22.0%
Kenneth DeCubellis(6)	3,895,000	22.0%
Michael Eisele	–	–
James Moe	–	–
Bradley Berman(7)	–	–
Benjamin S. Oehler(7)	–	–
Joseph Lahti(7)	–	–
Lyle Berman(7)	–	–
All directors and executive officers as a group (7 individuals)	3,895,000	22.0%

* Less than 1 percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Black Ridge Oil & Gas, Inc., 110 North 5th Street, Suite 410, Minneapolis, Minnesota 55403.

(2)	The principal executive offices of HGC Investment Management Inc. are located at 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada. HGC Investment Management Inc., a company incorporated under the laws of Canada, serves as the investment manager to HGC Arbitrage Fund LP, an Ontario limited partnership (the “Fund”). HGC Investment Management Inc. holds sole voting power with respect to the shares held by the Fund.
(3)	Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”), WAM GP LLC, a Delaware limited liability company (“WAM GP”), Andrew M. Weiss, Ph.D., have a business address of 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116. Weiss Asset Management, WAM GP and Andrew Weiss have shared voting and dispositive power of all the shares. Weiss Asset Management is the sole investment manager to a private investment partnership (the “Partnership”) and a private investment fund (“Fund”). WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership and the Fund. Each of WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein.
(4)	The principal executive offices of Polar Asset Management Partners Inc. are located at 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company ("PMSMF") and certain managed accounts (together with PMSMF, the “Polar Vehicles”), with respect to the Shares directly held by the Polar Vehicles. Polar Asset Management Partners Inc. holds sole voting power with respect to the shares held by the Fund.
(5)	These shares represent the 3,450,000 founder shares and 445,000 shares purchased in a private placement simultaneous with our initial public offering.
(6)	Mr. DeCubellis does not beneficially own any shares of our common stock, but represents shares held by Black Ridge Oil & Gas, Inc., of which Mr. DeCubellis, chief executive officer, exercises voting and dispositive power over such shares. Mr. DeCubellis has a pecuniary interest in shares of our common stock through his ownership of common stock in Black Ridge Oil and Gas, Inc. Mr. DeCubellis disclaims beneficial ownership of such shares except to the extent of his ultimate pecuniary interest.
(7)	Mr. Michael Eisele, Mr. James Moe, Mr. Bradley Berman, Mr. Ben Oehler, Mr. Joseph Lahti, and Mr. Lyle Berman do not beneficially own any shares of our common stock. However, they have a pecuniary interest in shares of our common stock through their ownership of common stock and /or options to purchase common stock of Black Ridge Oil and Gas, Inc.

All of the founders’ shares outstanding prior to the date of our initial public offering were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the founders’ shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the founders’ shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Our sponsor, pursuant to a written agreement, purchased 445,000 private units, respectively, for a purchase price of $10.00 per unit in a private placement that occurred simultaneously with the closing of our initial offering and the subsequent exercise of the over-allotment option. Each private unit consists of one share of common stock, one right and one warrant. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial business combination. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50. Each warrant will become exercisable 30 days after the completion of an initial business combination and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation.

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

On December 10, 2018, our Sponsor loaned to us an aggregate of $350,000 to cover expenses related to an intended business combination. The loan is non-interest bearing and is convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees billed by Marcum LLP for professional services rendered for the reviews and audits of the financial information included in our Forms 10-Q and 10-K for the respective periods and other required filings with the SEC for the years ended December 31, 2018 and 2017 totaled $54,413 and $40,010, respectively. Additionally, fees related to audit services in connection with our initial public offering in 2017 were approximately $45,320.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2018 and 2017, we were not billed by Marcum LLP for audit-related fees.

Tax Fees. We did not pay Marcum LLP for tax planning and tax advice for the years ended December 31, 2018 and 2017.

All Other Fees. We did not pay Marcum LLP for other services for the years ended December 31, 2018 and 2017.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 4, 2017, between the Company and EarlyBirdCapital, Inc.(1)
1.2	Business Combination Marketing Agreement, dated October 4, 2017, between the Company and EarlyBirdCapital, Inc.(3)
1.3	Amendment to Business Combination Marketing Agreement*
2.2	Agreement and Plan of Reorganization dated December 19, 201, by and among Black Ridge Acquisition Corp., Black Ridge Merger Sub Corp., Allied Esports Entertainment , Inc., Noble Link Global Limited, Ourgame International Holdings Ltd., and Primo Vital Ltd. (4)
3.1	Certificate of Incorporation.(2)
3.2	Amended and Restated Certificate of Incorporation.(2)
3.3	Bylaws.(2)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Common Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Specimen Rights Certificate.(2)
4.5	Warrant Agreement, dated October 4, 2017, between the Company and Continental Stock Transfer & Trust Company. (1)
4.6	Rights Agreement, dated October 4, 2017, between the Company and Continental Stock Transfer & Trust Company. (1)
4.7	Form of Unit Purchase Option between the Registrant and EarlyBirdCapital, Inc. (3)
10.1	Form of Letter Agreement from each of the Company’s sponsor, officers and directors.(2)
10.2	Investment Management Trust Account Agreement, dated October 4, 2017, between the Company and Continental Stock Transfer & Trust Company.(2)
10.3	Stock Escrow Agreement, dated October 4, 2017, by and among the Company, Continental Stock Transfer & Trust Company and Black Ridge Oil & Gas, Inc. (the Company’s initial stockholder and sponsor).(2)
10.4	Form of Promissory Note issued to Black Ridge Oil & Gas, Inc. (the Company’s initial stockholder and sponsor). (2)
10.5	Registration Rights Agreement, dated October 4, 2017, between the Company and Black Ridge Oil & Gas, Inc. (the Company’s initial stockholder and sponsor). (2)
10.6	Form of Subscription Rights Agreement for private units.(2)
10.7	Form of Administrative Services Agreement.(2)
10.8	Promissory Note, dated December 10, 2018, issued by Black Ridge Acquisition Corp. to Black Ridge Oil & Gas, Inc. *
14	Code of Ethics. (2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

 * Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on October 5, 2017.

(2)	Incorporated by reference to the Company’s Amendment No. 1 to the Registration Statement (File no. 333-220516) on Form S-1/A, filed with the Commission on September 22, 2017.

(3)	Incorporated by reference to the Company’s Amendment No. 2 to the Registration Statement (File no. 333-220516) on Form S-1/A, filed with the Commission on September 27, 2017.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2018.

BLACK RIDGE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3

Consolidated Statements of Operations for the year ended December 31, 2018 and the period from May 9, 2017 (inception) through December 31, 2017	F-4

Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2018 and the period from May 9, 2017 (inception) through December 31, 2017	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2018 and the period from May 9, 2017 (inception) through December 31, 2017	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Black Ridge Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Black Ridge Acquisition Corp. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2018, and for the period from May 9, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018, and for the period from May 9, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2017.

New York, NY
March 18, 2019

BLACK RIDGE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$133,729	$427,954
Prepaid expenses	11,250	33,093
Deferred income taxes	–	18,678
Total current assets	144,979	479,725
Cash and marketable securities held in Trust Account	141,307,307	138,980,353
Total assets	$141,452,286	$139,460,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$148,514	$45,391
Accounts payable - related party	13,340	2,940
Income taxes payable	472,770	85,722
Deferred income taxes	438	–
Convertible note payable - related party	350,000	–
Total current liabilities	985,062	134,053

Total liabilities	985,062	134,053

Commitments

Common stock, $.0001 par value, subject to possible redemption, 13,283,086 and 13,348,443 shares at December, 2018 and 2017, respectively, at redemption value	135,467,219	134,326,020

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $.0001 par value; 35,000,000 shares authorized, 4,411,914 and 4,346,557 shares at December 31, 2018 and December 31, 2017, respectively, issued and outstanding (excluding 13,283,086 and 13,348,443 shares at December 31, 2018 and 2017, respectively, subject to possible redemption)	442	435
Additional paid in capital	3,765,214	4,906,420
Retained earnings	1,234,349	93,150
Total stockholders' equity	5,000,005	5,000,005
Total liabilities and stockholders' equity	$141,452,286	$139,460,078

The accompanying notes are an integral part of these consolidated financial statements.

BLACK RIDGE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	Period from May 9, 2017 (Inception) through December 31, 2017

General and administrative expenses	$823,779	$130,159
Loss from operations	(823,779)	(130,159)

Other income
Interest income	2,474,344	355,338
Unrealized gain (loss) on marketable securities held in Trust Account	66,507	(64,985)
Total other income	2,540,851	290,353

Income before taxes	1,717,072	160,194
Provision for income taxes	(575,873)	(67,044)

Net income	$1,141,199	$93,150

Weighted average shares outstanding, basic and diluted (1)	4,361,619	3,452,106

Basic and diluted net loss per common share	$(0.15)	$(0.02)

(1) Excludes an aggregate of up to 13,283,086 and 13,348,443 shares subject to redemption at December 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

BLACK RIDGE ACQUISITION CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, May 9, 2017	–	$–	$–	$–	$–
Issuance of common stock to Sponsor, net	3,450,000	345	24,655	–	25,000
Sale of units in initial public offering, net of offering costs	13,800,000	1,380	134,756,395	–	134,757,775
Sale of units to Sponsor in private placement	445,000	45	4,449,955	–	4,450,000
Sale of unit purchase option to underwriter	–	–	100	–	100
Common stock subject to possible redemption	(13,348,443)	(1,335)	(134,324,685)	–	(134,326,020)
Net income	–	–	–	93,150	93,150
Balance, December 31, 2017	4,346,557	435	4,906,420	93,150	5,000,005
Common stock subject to possible redemption	65,357	7	(1,141,206)	–	(1,141,199)
Net income	–	–	–	1,141,199	1,141,199
Balance, December 31, 2018	4,411,914	$442	$3,765,214	$1,234,349	$5,000,005

The accompanying notes are an integral part of these consolidated financial statements.

BLACK RIDGE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018	Period from May 9, 2017 (Inception) through December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,141,199	$93,150
Adjustments to reconcile net income to net cash used in operating activities:
Interest income	(2,474,344)	(355,338)
Unrealized (loss) gain on marketable securities held in Trust Account	(66,507)	64,985
Deferred income taxes	19,116	(18,678)
Changes in operating assets and liabilities:
Prepaid expenses	21,843	(33,093)
Accounts payable and accrued expenses	103,123	45,391
Accounts payable - related party	10,400	2,940
Income taxes payable	387,048	85,722
Net cash used in operating activities	(858,122)	(114,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal deposited in Trust Account	–	(138,690,000)
Withdrawal from Trust Account to pay for taxes and franchise fees	213,897	–
Net cash provided by (used in) investing activities	213,897	(138,690,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	350,000	62,500
Repayment of promissory note - related party	–	(125,000)
Proceeds from issuance of common stock to Sponsor	–	25,000
Proceeds from initial public offering, net of offering costs	–	134,820,275
Proceeds from private placement to Sponsor	–	4,450,000
Proceeds from sale of unit option to underwriter	–	100
Net cash provided by financing activities	350,000	139,232,875

NET CHANGE IN CASH AND CASH EQUIVALENTS	(294,225)	427,954
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	427,954	–
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$133,729	$427,954

SUPPLEMENTAL INFORMATION:
Income taxes paid	$169,709	$–

NON-CASH INVESTING AND FINANCE ACTIVITIES:
Payment of deferred offering costs through promissory note - related party	$–	$62,500
Initial value of common stock subject to possible exemption	$–	$134,231,177
Change in value of common stock subject to possible redemption	$1,141,199	$94,843

The accompanying notes are an integral part of these consolidated financial statements.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Plan of Business Operations

Black Ridge Acquisition Corp. (“BRAC” or the “Company”, “we”, “us” and ”our”) was incorporated in Delaware on May 9, 2017 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business were focused on businesses in the energy or energy-related industries with an emphasis on opportunities in the upstream oil and gas industry in North America, but are not limited to a particular industry or geographic region.

As of December 31, 2018, the Company had not yet commenced operations. All activity through December 31, 2018 relates to the Company’s formation and its Initial Public Offering, described below, identifying a target company for a Business Combination and costs is connection with the Proposed Business Combination, discussed below. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company will provide the public stockholders, who are the holders of the Common stock which was sold as part of the Units in the Initial Public Offering, whether they are purchased in the Initial Public Offering or in the aftermarket, or “Public Shares”, including the Sponsor to the extent that they purchase such Public Shares (“Public Stockholders”), with an opportunity to redeem all or a portion of their Public Shares of the Company’s Common stock, irrespective of whether they vote for or against the proposed transaction or if the Company conducts a tender offer, upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the Business Combination, or (ii) by means of a tender offer, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of franchise and income taxes payable, divided by the number of then outstanding Public Shares. The amount in the Trust Account, net of franchise and income taxes payable, amounts to approximately $10.20 per Public Share as of December 31, 2018. The common stock subject to redemption will be recorded at a redemption value and classified a temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require it to seek stockholder approval under the law or stock exchange listing requirement. If a stockholder vote is not required and the Company decides not to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the proposed amended and restated certificate of incorporation, (i) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and (ii) file tender offer documents with the SEC prior to completing the initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Sponsor has agreed to vote its Founder Shares (as described in Note 6), shares underlying the Placement units and any Public Shares purchased during or after the Initial Public Offering in favor of the initial Business Combination, and the Company’s executive officers and directors have also agreed to vote any Public Shares purchased during or after the Initial Public Offering in favor of the Initial Business Combination. The Sponsor entered into a letter agreement, pursuant to which it agreed to waive its redemption rights with respect to the Founder Shares, shares included in the Placement Units and Public Shares in connection with the completion of the initial Business Combination. In addition, the Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and shares included in the Placement Units if the Company fails to complete the initial Business Combination within the prescribed time frame. However, if the Sponsor (or any of the Company’s executive officers, directors or affiliates) acquires Public Shares in or after the Initial Public Offering, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares in the event the Company does not complete the initial Business Combination within such applicable time period.

Proposed Business Combination

On December 19, 2018, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Allied Esports Entertainment, Inc. (“Allied Esports”), Ourgame International Holdings Ltd. (“Ourgame”), Noble Link Global Limited, a wholly-owned subsidiary of Ourgame (“Noble”), and Primo Vital Ltd., also a wholly-owned subsidiary of Ourgame (“Primo”), pursuant to which the Company will acquire two of Ourgame’s global esports and entertainment assets, Allied Esports and WPT Enterprises, Inc. (“WPT”) . See Note 7.

Failure to Consummate a Business Combination

If the Company is unable to complete the initial Business Combination within the Combination Period, the Company must: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and up to $50,000 to pay for our liquidation and dissolution expenses.) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Note 2 – Basis of Presentation and Significant Accounting Policies

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the following legal entities:

Name of entity	State of Incorporation	Relationship
Black Ridge Acquisition Corp.	Delaware	Parent
Black Ridge Merger Sub Corp.	Delaware	Subsidiary(1)

(1)	Wholly owned subsidiary formed on December 19, 2018 to facilitate a Business Combination.

The parent company, Black Ridge Acquisition Corp., and Black Ridge Merger Sub Corp. will collectively be referred to herein as “the Company” or “Black Ridge”. All significant intercompany transactions have been eliminated in the preparation of these financial statements.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2018, the Company had working capital of $78,000 (excluding income taxes and franchise fees which may be paid out of the Trust Account and the note payable to our sponsor). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company’s plans to consummate an initial Business Combination may not be successful.

Based on the foregoing, the Company may not have sufficient funds available to operate its business for at least one year from the date the financial statements are issued or until it closes an initial business combination and may need to obtain additional financing form its sponsor or other sources in order to meet its obligations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and 2017.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and securities held in Trust Account

As of December 31, 2018 and 2017, $2,312 and $39,742, respectively, of cash and $141,304,995 and $138,940,611, respectively, of marketable securities were held in the Trust Account.

Common Stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with income tax audits is to record such expense as a component of interest tax expense. There were no amounts accrued for penalties or interest as of December 31, 2018 or 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to value its deferred tax assets and liabilities at December 31, 2017 at the new rate. The impact on the financial statements was not material.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 13,283,086 and 13,348,443 shares of common stock subject to possible redemption as of December 31, 2018 and 2017, respectively, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings.

The Company's net income (loss) is also shown adjusted for the portion of income attributable to shares subject to redemption, as these shares only participate in the income of the trust account and not the operating losses of the Company. Accordingly, basic and diluted net income (loss) per share attributable to shares not subject to redemption is as follows:

	Year Ended December 31, 2018	Period from May 9, 2017 (Inception) through December 31, 2017
Net income	$1,141,199	$93,150
Less income attributable to shares subject to redemption	(1,798,890)	(174,168)
Adjusted net loss	(657,691)	(81,018)

Weighted average shares outstanding, basic and diluted	4,361,619	3,452,106

Basic and diluted net loss per common share attributable to remaining shares	$(0.15)	$(0.02)

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has not considered the effect of 1) warrants to purchase 14,845,000 shares of common stock, 2) rights that convert to 1,484,500 shares and 3) 600,000 shares included in the underwriters’ unit option sold in Public Offering, Private Placement or underlying the unit option sold to the underwriter in the calculation of diluted loss per share, since the exercise of the warrants, receipt of rights and ability exercise the unit option underlying the shares is contingent on the occurrence of future events. Additionally, the Company has not considered the effect of any conversion into units of the convertible note payable as that conversion is also contingent on future events.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2018, the Sponsor has loaned the Company, in the form of a convertible promissory note, an aggregate of $350,000 to cover expenses related to a proposed business combination. This note, issued on December 10, 2018, is unsecured, non-interest bearing and is payable at the consummation by the Company of a Business Combination. Upon consummation of a Business Combination, the principal balance of the note may be converted, at the Sponsor’s option, to units at a price of $10.00 per unit. The terms of the units are identical to the units issued by the Company in its private placement. If the Sponsor converts the entire principal balance of the convertible promissory note, it would receive 35,000 units. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the initial public offering. The issuance of the note to the Sponsor was exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering through the earlier of our consummation of our initial business combination or our liquidation, the Sponsor will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. Management fee expense of $120,000 for the year ended December 31, 2018 and $28,710 for the period from the effective date, October 4, 2017, through December 31, 2017 was recognized by the Company.

Accounts payable – related party

Accounts payable – related party represents balances due to the Sponsor for administrative services and out of pocket expenses paid by the Sponsor on behalf of the Company.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Commitments

Agreements with underwriters and investment advisors

The Company engaged the underwriters as advisors in connection with our Initial Business Combination to assist us in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. The Company will pay the underwriters a cash fee for such services upon the consummation of our initial business combination in an amount of approximately $4,080,000 (exclusive of any applicable finders’ fees which might become payable).

We have engaged an investment advisor to assist us in connection with due diligence, financial analysis and positioning the Company in the capital markets (the “Capital Markets Fee”) related to the Proposed Business Combination. The Company will pay the investment advisor a cash fee of approximately $2,000,000 for due diligence and advisory services upon the consummation of the Proposed Business Combination. The Company will also pay the Capital Markets Fee of 3% of the cash or securities available for the closing of the Proposed Business Combination including the proceeds received from the trust account net of cash reserved to fulfill redemption requests upon the consummation of the Proposed Business Combination.

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

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2018 and 2017, no preferred stock is issued or outstanding.

Common Stock

The Company is authorized to issue 35,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2018 and 2017, the Company has issued an aggregate of 17,695,000 shares of common stock, inclusive of 13,283,086 and 13,348,443 shares of common stock as of December 31, 2018 and 2017, respectively, subject to possible redemption classified as temporary equity in the accompanying Balance Sheets.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company may call the Warrants for redemption (excluding the Private Warrants but including any outstanding Warrants issued upon exercise of the unit purchase option issued to EarlyBirdCapital), in whole and not in part, at a price of $0.01 per Warrant:

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Proposed Business Combination

Business Combination Agreement

On December 19, 2018, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) by and among the Company, Black Ridge Merger Sub, Corp., a Delaware corporation and wholly-owned subsidiary of the Company formed on December 19, 2018 (“Merger Sub”), Allied Esports Entertainment, Inc. (the “Allied Esports”), Ourgame International Holdings Ltd. (“Ourgame”), Noble Link Global Limited, a wholly-owned subsidiary of Ourgame (“Noble”), and Primo Vital Ltd., also a wholly-owned subsidiary of Ourgame (“Primo”).

Subject to the Agreement, (i) Noble will merge with and into Allied Esports (the “Redomestication Merger”) with Allied Esports being the surviving entity in such merger and (ii) immediately after the Redomestication Merger, Merger Sub will merge with and into Allied Esports with Allied Esports being the surviving entity of such merger (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”).

The Mergers will result in the Company acquiring two of Ourgame’s global esports and entertainment assets, Allied Esports International, Inc. (“Allied Esports”) and WPT Enterprises, Inc. (“WPT”). Allied Esports is a premier esports entertainment company with a global network of dedicated esports properties and content production facilities. WPT is the creator of the World Poker Tour® (WPT®) – the premier name in internationally televised gaming and entertainment with brand presence in land-based tournaments, television, online and mobile. The proposed transaction will seek to strategically combine the globally recognized Allied Esports brand with the three-pronged business model of the iconic World Poker Tour, featuring in-person experiences, multiplatform content and interactive services, to leverage the high-growth opportunities in the global esports industry.

Upon consummation of the Mergers (the “Closing”), the Company will issue to the former owners of Allied Esports and WPT (i) an aggregate of 11,602,754 shares of common stock, par value $0.0001 per share, of the Company’s common stock and (ii) an aggregate of 3,800,003 warrants to purchase shares of common stock of the Company.

In addition to the consideration described above, the former owners of Allied Esports and WPT will be entitled to receive their pro rata portion of an aggregate of an additional 3,846,153 shares of the Company’s common stock if the last sales price of the Company’s common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for thirty (30) consecutive days at any time during the five (5) year period commencing on the date of the Closing (the “Closing Date”).

Proposed Changes to the Capital Structure

The Company is seeking shareholder approval to amend its charter to increase the authorized shares of the Company’s common stock to 65,000,000 shares.

Conditions to Consummation of the Business Combination

Consummation of the transactions contemplated by the Agreement is subject to certain closing conditions including, among others, (i) approval by the stockholders of the Company and Ourgame, and (ii) that the Company have available cash in an amount not less than $80,000,000 after payment to stockholders who elect to redeem their shares of common stock in accordance with the provisions of the Company’s Charter Documents.

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Termination

The Agreement may be terminated at any time prior to the consummation of the Agreement (whether before or after the Company’s shareholder vote has been obtained) by mutual written consent of the Company and Ourgame, Noble and the Acquired Company and in certain other limited circumstances, including if the Proposed Business Combination has not been consummated by July, 10, 2019.

Note 8 – Income Taxes

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

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2018	2017
Deferred tax assets:
Unrealized loss on marketable securities held in Trust Account	$–	$18,678
Total deferred tax assets	–	18,678
Deferred tax liabilities:
Unrealized gain on marketable securities held in Trust Account	(438)	$–
Deferred tax assets (liabilities), net	(438)	18,678
Valuation allowance	–	–
Deferred tax assets (liabilities), net of allowance	$(438)	$18,678

The income tax provision (benefit) consists of the following:

	Year Ended December 31, 2018	For the Period From May 9, 2017 (Inception) to December 31, 2017
Federal
Current	$366,374	$63,395
Deferred	13,969	(13,647)
State and Local
Current	190,383	22,327
Deferred	5,147	(5,031)
Income tax provision	$575,873	$67,044

BLACK RIDGE ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31, 2018	For the Period From May 9, 2017 (Inception) to December 31, 2017
Statutory federal income tax rate	21.0%	30.8%
State and local taxes, net of federal benefit	7.7%	6.8%
Permanent differences	4.8%	0.2%
Effect of federal rate change on deferred taxes	0.0%	3.6%
Income tax provision	33.5%	41.4%

Note 9 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date hereof, which these financial statements were issued. No events occurred of a material nature that would have required adjustments to or disclosure in these financial statements except as follows:

On February 20, 2019, the Company issued a $100,000 convertible promissory note to the Sponsor. After issuing the promissory note, the total amount of convertible promissory notes issued to the Sponsor is $450,000. The loan is unsecured, non-interest bearing and is payable at the consummation of a Business Combination. Upon consummation of a Business Combination, the principal balance of the note may be converted, at the Sponsor’s option, to units at a price of $10.00 per unit. The terms of the units will be identical to the units issued by the Company in its initial public offering, except the warrants included in such units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor or its permitted transferees. If BROG converts the entire principal balance of the convertible promissory note, it would receive 10,000 units. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the initial public offering. The issuance of the note to the Sponsor was exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2019	BLACK RIDGE ACQUISITION CORP.

	By:	/s/ Kenneth DeCubellis
Name: Kenneth DeCubellis Title: Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kenneth DeCubellis	Chief Executive Officer and Chairman	March 18, 2019
Kenneth DeCubellis	(Principal Executive Officer)

/s/ James Moe	Chief Financial Officer	March 18, 2019
James Moe	(Principal Financial and Accounting Officer)

/s/ Bradley Berman	Director	March 18, 2019
Bradley Berman

/s/ Lyle Berman	Director	March 18, 2019
Lyle Berman

/s/ Joseph Lahti	Director	March 18, 2019
Joseph Lahti

/s/ Benjamin Oehler	Director	March 18, 2019
Benjamin Oehler

53