Form 10-Q
period 2019-03-31
Black Ridge Acquisition Corp.
filed 2019-05-09
CIK 1708341

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	BRACU	NASDAQ
Common Stock	BRAC	NASDAQ
Rights	BRACR	NASDAQ
Warrants	BRACU	NASDAQ

As of May 7, 2019, 17,695,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BLACK RIDGE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK RIDGE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$194,875	$133,729
Prepaid expenses	60,000	11,250
Total current assets	254,875	144,979
Cash and marketable securities held in Trust Account	142,027,742	141,307,307
Total assets	$142,282,617	$141,452,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$74,007	$148,514
Accounts payable - related party	99,188	13,340
Income taxes payable	657,989	472,770
Deferred income taxes	1,798	438
Convertible notes payable - related party	650,000	350,000
Total current liabilities	1,482,982	985,062

Total liabilities	1,482,982	985,062

Commitments

Common stock, $.0001 par value, subject to possible redemption, 13,258,966 and 13,283,086 shares at March 31, 2019 and December 31, 2018, respectively, at redemption value	135,799,630	135,467,219

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $.0001 par value; 35,000,000 shares authorized, 4,436,034 and 4,411,914 shares at March 31, 2019 and December 31, 2018, respectively, issued and outstanding (excluding 13,258,966 and 13,283,086 shares at March 31, 2019 and December 31, 2018, respectively, subject to possible redemption)	444	442
Additional paid in capital	3,432,801	3,765,214
Retained earnings	1,566,760	1,234,349
Total stockholders' equity	5,000,005	5,000,005
Total liabilities and stockholders' equity	$142,282,617	$141,452,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BLACK RIDGE ACQUISITION CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

General and administrative costs	$297,078	$146,260
Loss from operations	297,078	146,260

Other income
Interest income	811,335	417,712
Unrealized gain on marketable securities held in Trust Account	4,733	57,914
Total other income	816,068	475,626

Income before taxes	518,990	329,366
Provision for income taxes	(186,579)	(94,667)

Net income	$332,411	$234,699

Weighted average shares outstanding, basic and diluted (1)	4,411,914	4,346,557

Basic and diluted net loss per common share	$(0.06)	$(0.03)

(1) Excludes an aggregate of up to 13,258,966 and 13,336,309 shares subject to possible redemption at March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BLACK RIDGE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, January 1, 2018	4,346,557	$435	$4,906,420	$93,150	$5,000,005
Common stock subject to possible redemption	12,134	1	(234,696)	–	(234,695)
Net income	–	–	–	234,699	234,699
Balance, March 31, 2018	4,358,691	$436	$4,671,724	$327,849	$5,000,009

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, January 1, 2019	4,411,914	$442	$3,765,214	$1,234,349	$5,000,005
Common stock subject to possible redemption	24,120	2	(332,413)	–	(332,411)
Net income	–	–	–	332,411	332,411
Balance, March 31, 2019	4,436,034	$444	$3,432,801	$1,566,760	$5,000,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BLACK RIDGE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$332,411	$234,699
Adjustments to reconcile net income to net cash used in operating activities:
Interest income	(811,335)	(417,712)
Unrealized gain on marketable securities held in Trust Account	(4,733)	(57,914)
Deferred income taxes	1,360	16,646
Changes in operating assets and liabilities:
Prepaid expenses	(48,750)	(21,831)
Accounts payable and accrued expenses	(74,507)	39,162
Accounts payable - related party	85,848	3,697
Income taxes payable	185,219	78,021
Net cash used in operating activities	(334,487)	(125,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Withdrawal from Trust Account to pay for income taxes and franchise fees	95,633	–
Net cash provided by investing activities	95,633	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes - related party	300,000	–
Net cash provided by financing activities	300,000	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	61,146	(125,232)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	133,729	427,954
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$194,875	$302,722

SUPPLEMENTAL INFORMATION:
Income taxed paid	$–	$–

NON-CASH INVESTING AND FINANCE ACTIVITIES:
Change in value of common stock subject to possible redemption	$332,411	$234,695

The accompanying notes are an integral part of these condensed consolidated financial statements

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Note 1 – Description of Organization and Business Operations

Black Ridge Acquisition Corp. (“BRAC” or the “Company”, “we”, “us” and ”our”) was incorporated in Delaware on May 9, 2017 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business were originally focused on businesses in the energy or energy-related industries with an emphasis on opportunities in the upstream oil and gas industry in North America, but are not limited to a particular industry or geographic region.

All activity through March 31, 2019 relates to the Company’s formation, its Initial Public Offering, described below, identifying a target company for a Business Combination and the Business Combination contemplated by the Business Combination Agreement (defined below). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on October 4, 2017. The registration statement was initially declared effective for 10,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), but the offering was increased to 12,000,000 Units pursuant to Rule 462(b) under the Securities Act of 1933, as amended. On October 10, 2017, the Company consummated the Initial Public Offering of 12,000,000 units, generating gross proceeds of $120,000,000. Transaction costs for the Initial Public Offering amounted to $2,882,226, including $2,400,000 of underwriting fees.

Simultaneous with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to the Company’s sponsor and sole stockholder prior to the Initial Public Offering, Black Ridge Oil & Gas, Inc. (the “Sponsor”), generating gross proceeds of $4,000,000.

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

On October 18, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 1,800,000 Units at $10.00 per Unit, and the sale of an additional 45,000 Placement Units at $10.00 per Placement Unit, generating total proceeds of $18,450,000. Transaction costs, representing underwriting fees on the sale of the over-allotment Units, were $360,000. Following the closing, an additional $18,090,000 of the net proceeds (10.05 per Public Share) was placed in the Trust Account, bringing the total aggregate proceeds held in the Trust Account to $138,690,000 (10.05 per Public Share).

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and private placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. Upon the closing of the Initial Public Offering and private placement, $10.05 per Public Share was deposited in the Trust Account to be held until the earlier of (i) the consummation of its initial Business Combination or (ii) the Company’s failure to consummate a Business Combination within 21 months from the consummation of the Initial Public Offering (the “Combination Period”). Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Trust Account is maintained by a third party trustee. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company for any amounts that are necessary to pay the Company’s income and other tax obligations and up to $50,000 that may be used to pay for the costs of liquidating the Company. The Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.05 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company, but there is no assurance that the Sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement entered into by the Sponsor specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended.

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

The Company will provide the holders of the Public Shares (“Public Stockholders”) with an opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination, irrespective of whether they vote for or against the proposed Business Combination, or (ii) by means of a tender offer, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of franchise and income taxes payable), divided by the number of then outstanding Public Shares. The amount in the Trust Account, net of franchise and income taxes payable, currently amounts to $10.24 per Public Share. The common stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and solely in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require it to seek stockholder approval under the law or stock exchange listing requirement. If a stockholder vote is not required and the Company decides not to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the proposed amended and restated certificate of incorporation, (i) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and (ii) file tender offer documents with the SEC prior to completing the initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Proposed Business Combination

On December 19, 2018, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Black Ridge Merger Sub, Corp., a Delaware corporation and wholly-owned subsidiary of the Company formed on December 19, 2018 (“Merger Sub”), Allied Esports Entertainment, Inc. (“Allied Esports”), Ourgame International Holdings Ltd. (“Ourgame”), Noble Link Global Limited, a wholly-owned subsidiary of Ourgame (“Noble”), and Primo Vital Ltd., also a wholly-owned subsidiary of Ourgame (“Primo”), pursuant to which the Company will acquire two of Ourgame’s global esports and entertainment assets, Allied Esports and WPT Enterprises, Inc. (“WPT”) . See Note 7.

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

Note 2 – Significant Accounting Policies

Consolidation Policy

The accompanying unaudited condensed consolidated financial statements include the accounts of the following legal entities:

Name of entity	State of Incorporation	Relationship
Black Ridge Acquisition Corp.	Delaware	Parent
Black Ridge Merger Sub Corp.	Delaware	Subsidiary(1)

(1)	Wholly owned subsidiary formed on December 19, 2018 to facilitate the proposed Business Combination with Allied Esports and Ourgame.

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

The parent company, Black Ridge Acquisition Corp., and Black Ridge Merger Sub Corp. are collectively be referred to herein as “the Company” or “Black Ridge”. All significant intercompany transactions have been eliminated in the preparation of these financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as filed with the SEC on March 18, 2019. The interim results for the three month periods ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the years ending December 31, 2019 and 2018 or for any future interim periods.

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2019, the Company had working capital of $108,682 (excluding income taxes and franchise fees which may be paid out of the Trust Account and the notes payable to our sponsor). During the three months ending March 31, 2019, the Company withdrew $95,633 of interest from the Trust account to pay the Company’s income tax and franchise fee obligations. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company’s plans to consummate an initial Business Combination may not be successful.

Based on the foregoing, the Company may not have sufficient funds available to operate its business through the mandatory liquidation date or until it closes an initial business combination and may need to obtain additional financing from its sponsor or other sources in order to meet its obligations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 or December 31, 2018.

Cash and securities held in Trust Account

As of March 31, 2019, $638,654 of cash and $141,389,088 of marketable securities were held in the Trust Account. As of December 31, 2018, $2,312 of cash and $141,304,995 of marketable securities were held in the Trust Account. During the three months ending March 31, 2019, the Company withdrew $95,633 of interest from the Trust account to pay the Company’s income tax and franchise fee obligations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

The Company’s policy for recording interest and penalties associated with income tax audits is to record such expense as a component of income tax expense. There are no amounts accrued for penalties or interest as of March 31, 2019 or December 31, 2018. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The effective rate differs from the statutory rate primarily due to the impact of state taxes and non-deductible merger costs.

Common Stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2019 and December 31, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2019, the Company had not experienced losses on this account since the Company’s inception and management believes the Company is not exposed to significant risks on such account.

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 13,258,966 and 13,283,086 shares of common stock subject to possible redemption at March 31, 2019 and December 31, 2018, respectively, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings.

The Company's net income (loss) is also shown adjusted for the portion of income attributable to shares subject to redemption, as these shares only participate in the income of the trust account less taxes and franchise fees and not the operating losses of the Company. Accordingly, basic and diluted net income (loss) per share attributable to shares not subject to redemption is as follows:

	Three Months Ended March 31,
	2019	2018
Net income	$332,411	$234,699
Less income attributable to shares subject to redemption	(606,117)	(356,803)
Adjusted net loss	(273,706)	(122,104)

Weighted average shares outstanding, basic and diluted	4,411,914	4,346,557

Basic and diluted net loss per common share attributable to remaining shares	$(0.06)	$(0.03)

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

The Company has not considered the effect of 1) warrants to purchase 14,845,000 shares of common stock, 2) rights that convert to 1,484,500 shares and 3) 600,000 shares included in the underwriters’ unit option sold in Public Offering, Private Placement or underlying the unit option sold to the underwriter in the calculation of diluted loss per share, since the exercise of the warrants, receipt of rights and shares is contingent on the occurrence of future events. Additionally, the Company has not considered the effect of any conversion into units of the convertible notes payable issued to its sponsor as that conversion is also contingent on future events.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Subject to certain limited exceptions, 50% of the Founder Shares will not be transferred, assigned, sold until the earlier of: (i) one year after the date of the consummation of the initial Business Combination or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination, and the remaining 50% of the Founder Shares will not be transferred, assigned, sold until one year after the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange, reorganization or other similar transaction which results in all of shareholders having the right to exchange their common stock for cash, securities or other property.

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

As of March 31, 2019, the Sponsor has loaned the Company, in the form of a convertible promissory notes, an aggregate of $650,000 to cover expenses related to a proposed business combination. The notes are unsecured, non-interest bearing and are payable at the consummation by the Company of a Business Combination. Upon consummation of a Business Combination, the principal balance of the notes may be converted, at the Sponsor’s option, to units at a price of $10.00 per unit. The terms of the units are identical to the units issued by the Company in its private placement. If the Sponsor converts the entire principal balance of the convertible promissory notes, it would receive 65,000 units. If a Business Combination is not consummated, the notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the initial public offering. The issuance of the notes to the Sponsor were exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Administrative Service Agreement

Commencing on the effective date of the Initial Public Offering through the earlier of our consummation of our initial business combination or our liquidation, the Sponsor makes available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. Management fee expense of $30,000 was recognized by the Company for both the three months ended March 31, 2019 and 2018.

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

The Company has engaged an investment advisor to assist us in connection with due diligence, financial analysis and positioning the Company in the capital markets (the “Capital Markets Fee”) related to the Proposed Business Combination. The Company will pay the investment advisor a cash fee of approximately $2,000,000 for due diligence and advisory services upon the consummation of the Proposed Business Combination. The Company will also pay the Capital Markets Fee of 3% of the cash or securities available for the closing of the Proposed Business Combination including the proceeds received from the trust account net of cash reserved to fulfill redemption requests upon the consummation of the Proposed Business Combination.

The Company has engaged additional investment advisors for financial advisory services related to the Proposed Business Combination. The Company will pay the investment advisors cash fees totaling $490,000 for financial advisory services upon the consummation of the Proposed Business Combination. Additional discretionary success fees of up to $120,000 may be paid to the investment advisors at the sole discretion of the Company only upon the consummation of the Proposed Business Combination.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2019, no preferred stock is issued or outstanding.

Common Stock

The Company is authorized to issue 35,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2019 and December 31, 2018, the Company has issued an aggregate of 17,695,000 shares of common stock, inclusive of 13,258,966 and 13,283,086 shares of common stock, respectively, subject to possible redemption classified as temporary equity in the accompanying Balance Sheets.

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

Warrants

The Warrants will become exercisable 30 days after the consummation of a Business Combination. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon the exercise of the Warrants is not effective within 30 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Warrants on a cashless basis. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Unit Purchase Option

On October 10, 2017, the Company sold to its underwriter and its designees, for $100, an option to purchase up to 600,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $6,900,000) commencing on the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated the fair value of this unit purchase option to be approximately $1,778,978 (or $2.97 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.94% and (3) expected life of five years. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Note 7 – Proposed Business Combination

Business Combination Agreement

On December 19, 2018, the Company entered into the Business Combination Agreement with Merger Sub, Allied Esports, Ourgame, Noble and Primo.

Subject to the Business Combination Agreement, (i) Noble will merge with and into Allied Esports (the “Redomestication Merger”) with Allied Esports being the surviving entity in such merger and (ii) immediately after the Redomestication Merger, Merger Sub will merge with and into Allied Esports with Allied Esports being the surviving entity of such merger (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”).

The Mergers will result in the Company acquiring two of Ourgame’s global esports and entertainment assets, Allied Esports and WPT. Allied Esports is a premier esports entertainment company with a global network of dedicated esports properties and content production facilities. WPT is the creator of the World Poker Tour® (WPT®) – the premier name in internationally televised gaming and entertainment with brand presence in land-based tournaments, television, online and mobile. The proposed transaction will seek to strategically combine the globally recognized Allied Esports brand with the three-pronged business model of the iconic World Poker Tour, featuring in-person experiences, multiplatform content and interactive services, to leverage the high-growth opportunities in the global esports industry.

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

Proposed Changes to the Capital Structure

In connection with the proposed Business Combination, the Company is seeking shareholder approval to amend its charter to increase the authorized shares of the Company’s common stock to 65,000,000 shares.

Conditions to Consummation of the Business Combination

Consummation of the transactions contemplated by the Business Combination Agreement is subject to certain closing conditions including, among others, (i) approval by the stockholders of the Company and Ourgame, and (ii) that the Company have available cash in an amount not less than $80,000,000 after payment to stockholders who elect to redeem their shares of common stock in accordance with the provisions of the Company’s charter documents.

Termination

The Business Combination Agreement may be terminated at any time prior to the Closing Date (whether before or after the Company’s shareholder vote has been obtained) by mutual written consent of the Company and Ourgame and Noble and in certain other limited circumstances, including if the proposed Business Combination has not been consummated by July 10, 2019.

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Note 8 – Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10 upon inception at April 9, 2010. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company had revolving credit facilities that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2019 and December 31, 2018:

	Fair Value Measurements at March 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in trust account	$142,027,742	$–	$–
Cash and cash equivalents	194,875	–	–
Total assets	142,222,617	–	–

Liabilities	–	–	–
Total liabilities	–	–	–
	$142,222,617	$–	$–

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in trust account	$141,307,307
Cash and cash equivalents	133,729	$–	$–
Total assets	141,441,036	–	–

Liabilities	–	–	–
Total liabilities	–	–	–
	$141,441,036	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2019.

Note 9 — Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date hereof, which these financial statements were issued. No events occurred of a material nature that would have required adjustments to or disclosure in these financial statements.

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

In October 2017, we consummated our initial public offering of 13,800,000 units (including the units sold in connection with the exercise of the underwriter’s over-allotment option) at $10.00 per unit, generating gross proceeds of $138,000,000 million. Offering costs associated with the initial public offering were approximately $3.24 million, inclusive of $2,760,000 of underwriting commissions paid upon closing of the initial public offering (including costs in connection with the exercise of the over-allotment option).

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

Proposed Business Combination

On December 19, 2018, we entered into an Agreement and Plan of Reorganization (the “Business Combination Agreement”) with Black Ridge Merger Sub, Corp., a Delaware corporation and wholly-owned subsidiary of ours (“Merger Sub”), Allied Esports Entertainment, Inc. (“Allied Esports”), Ourgame International Holdings Ltd. (“Ourgame”), Noble Link Global Limited, a wholly-owned subsidiary of Ourgame (“Noble”), and Primo Vital Ltd., also a wholly-owned subsidiary of Ourgame (“Primo”).

Subject to the Business Combination Agreement, (i) Noble will merge with and into Allied Esports (the “Redomestication Merger”) with Allied Esports being the surviving entity in such merger and (ii) immediately after the Redomestication Merger, Merger Sub will merge with and into Allied Esports with Allied Esports being the surviving entity of such merger (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers” or the “Proposed Business Combination”) and becoming a wholly-owned subsidiary of ours.

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

Consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions and covenants of the respective parties, including approval of our stockholders and us having cash on hand of at least $80 million. Further information regarding the Proposed Business Combination, the proposed business of the combined company following consummation of the Proposed Business Combination and the risks related to the proposed business of the combined company following consummation of the Proposed Business Combination can be found in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2018, the preliminary proxy statement filed by the Company with the Securities and Exchange Commission on February 15, 2019, as amended, and the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity through March 31, 2019 has been related to our company’s formation, the initial public offering, and since the closing of the initial public offering, a search for a business combination candidate and expenses incurred in connection with the Proposed Business Combination. We have, and expect to continue to generate non-operating income in the form of interest income on cash and cash equivalents. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net income of $332,411, which consisted of operating expenses of $297,078, offset by other income from our Trust Account (interest income and unrealized gains on our assets held in trust) of $816,068 and including a provision for income taxes of $186,579.

For the three months ended March 31, 2018, we had net income of $234,699, which consisted of operating expenses of $146,260, offset by other income from our Trust Account (interest income and unrealized gains on our assets held in trust) of $475,626 and including a provision for income taxes of $94,667.

Liquidity and Capital Resources

We presently have no revenue. Our net operating expenses were $297,078 for the three months ended March 31, 2019 and consisted primarily of management fees paid to our sponsor, professional fees and other costs related to our search for a business combination and expenses incurred in connection with our Proposed Business Combination. Through March 31, 2019, our liquidity needs were satisfied through receipt of approximately $518,000 held outside of the Trust Account from the sale of Units upon closing of the initial public offering, $25,000 from the sale of the founders’ shares, and proceeds from a notes payable from the Sponsor in an aggregate amount of $775,000, of which $650,000 remains outstanding as of March 31, 2019.

In order to meet our ongoing working capital needs, the Sponsor, or its affiliates, or certain executive officers and directors, may, but are not obligated to, loan us funds as may be required. The loans would either be repaid upon consummation of our initial business combination, or, at the lender’s discretion, up to $1.5 million of such loans (including $650,000 of notes payable to our Sponsor as of March 31, 2019 may be converted upon consummation of our business combination into additional private units at a price of $10.00 per Unit. If we do not complete a business combination, the loans would be repaid only out of funds held outside of the Trust Account.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2019, we had working capital of approximately $108,682 (excluding income taxes and franchise fees which may be paid out of the Trust Account and the note payable to our sponsor). Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful.  These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through the mandatory liquidation date unless our sponsor provides us additional funds for our working capital needs or we obtain other financing.

The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Related Party Transactions

Founder Shares

In connection with the organization of our company, a total of 3,450,000 shares common stock, as adjusted for a stock dividend declared on October 4, 2017, were sold to the Sponsor at a price of approximately $0.007 per share for an aggregate of $25,000 (‘‘Founder Shares’’).

Subject to certain limited exceptions, 50% of the Founder Shares will not be transferred, assigned, sold until the earlier of: (i) one year after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing after the initial business combination, and the remaining 50% of the Founder Shares will not be transferred, assigned, sold until one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange, reorganization or other similar transaction which results in all of shareholders having the right to exchange their common stock for cash, securities or other property.

General and Administrative Services

Note Payable - Related Party

Prior to our initial public offering, the Sponsor had loaned to us an aggregate of $125,000 to cover expenses related to our formation and the initial public offering. This note was repaid in full simultaneous with the initial public offering.

As of March 31, 2019, our Sponsor has loaned us $650,000 in the form of a convertible promissory notes. This notes is unsecured, non-interest bearing and are payable at the consummation by the Company of a merger, share exchange, asset acquisition, or other similar business combination, with one or more businesses or entities (a “Business Combination”). Upon consummation of a Business Combination, the principal balance of the notes may be converted, at the Sponsor’s option, to units at a price of $10.00 per unit. The terms of the units are identical to the units issued by the Company in its initial public offering, except the warrants included in such units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor or its permitted transferees. If the Sponsor converts the entire principal balance of the convertible promissory notes, it would receive 65,000 units. If a Business Combination is not consummated, the notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the initial public offering.

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

Critical Accounting Policies

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2019 and December 31, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, funds held in our Trust Account have been invested in U.S. government treasury bills, notes or bonds with maturities of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk in such securities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description

10.1	Promissory Note, dated February 20, 2019, issued by Black Ridge Acquisition Corp. to Black Ridge Oil & Gas, Inc. *

10.2	Promissory Note, dated March 28, 2019, issued by Black Ridge Acquisition Corp. to Black Ridge Oil & Gas, Inc. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK RIDGE ACQUISITION CORP.

Date: May 9, 2019	By:	/s/ Ken DeCubellis
	Name:	Ken DeCubellis
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Moe
	Name:	James Moe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

