Form 10-Q
period 2019-06-30
Black Ridge Acquisition Corp.
filed 2019-08-09
CIK 1708341

Table of Contents

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(952) 426-1241

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	BRACU	NASDAQ
Common Stock	BRAC	NASDAQ
Rights	BRACR	NASDAQ
Warrants	BRACW	NASDAQ

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

As of August 6, 2019, 8,448,273 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BLACK RIDGE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK RIDGE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$34,837	$133,729
Prepaid expenses	61,762	11,250
Total current assets	96,599	144,979
Cash and marketable securities held in Trust Account	142,048,087	141,307,307

Total assets	$142,144,686	$141,452,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$138,268	$148,514
Accounts payable - related party	10,046	13,340
Income taxes payable	108,033	472,770
Deferred income taxes	–	438
Convertible notes payable - related party	750,000	350,000
Total current liabilities	1,006,347	985,062

Total liabilities	1,006,347	985,062

Commitments

Common stock, $0.0001 par value, subject to possible redemption, 13,237,007 and 13,283,086 shares at June 30, 2019 and December 31, 2018, respectively, at redemption value	136,138,333	135,467,219

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value; 35,000,000 shares authorized, 4,457,993 and 4,411,914 shares at June 30, 2019 and December 31, 2018, respectively, issued and outstanding (excluding 13,237,007 and 13,283,086 shares at June 30, 2019 and December 31, 2018, respectively, subject to possible redemption)	446	442
Additional paid in capital	3,094,096	3,765,214
Retained earnings	1,905,464	1,234,349
Total stockholders' equity	5,000,006	5,000,005

Total liabilities and stockholders' equity	$142,144,686	$141,452,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BLACK RIDGE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

General and administrative expenses	$279,455	$113,496	$576,533	$259,756
Loss from operations	(279,455)	(113,496)	(576,533)	(259,756)

Other income
Interest income	824,290	628,390	1,635,625	1,046,102
Unrealized gain (loss) on marketable securities held in Trust Account	(6,255)	2,806	(1,522)	60,720
Total other income	818,035	631,196	1,634,103	1,106,822

Income before taxes	538,580	517,700	1,057,570	847,066
Provision for income taxes	(199,876)	(148,559)	(386,455)	(243,226)

Net income	$338,704	$369,141	$671,115	$603,840

Weighted average shares outstanding, basic and diluted (1)	4,436,034	4,358,691	4,424,041	4,352,658

Basic and diluted net loss per common share	$(0.04)	$(0.02)	$(0.11)	$(0.04)

(1) Excludes an aggregate of up to 13,237,007 and 13,329,334 shares subject to possible redemption at June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BLACK RIDGE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, April 1, 2018	4,358,691	$436	$4,671,724	$327,849	$5,000,009
Common stock subject to possible redemption	6,975	1	(369,147)	–	(369,146)
Net income	–	–	–	369,141	369,141
Balance, June 30, 2018	4,365,666	$437	$4,302,577	$696,990	$5,000,004

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, April 1, 2019	4,436,034	$444	$3,432,801	$1,566,760	$5,000,005
Common stock subject to possible redemption	21,959	2	(338,705)	–	(338,703)
Net income	–	–	–	338,704	338,704
Balance, June 30, 2019	4,457,993	$446	$3,094,096	$1,905,464	$5,000,006

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, January 1, 2018	4,346,557	$435	$4,906,420	$93,150	$5,000,005
Common stock subject to possible redemption	19,109	2	(603,843)	–	(603,841)
Net income	–	–	–	603,840	603,840
Balance, June 30, 2018	4,365,666	$437	$4,302,577	$696,990	$5,000,004

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, January 1, 2019	4,411,914	$442	$3,765,214	$1,234,349	$5,000,005
Common stock subject to possible redemption	46,079	4	(671,118)	–	(671,114)
Net income	–	–	–	671,115	671,115
Balance, June 30, 2019	4,457,993	$446	$3,094,096	$1,905,464	$5,000,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BLACK RIDGE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$671,115	$603,840
Adjustments to reconcile net income to net cash used in operating activities:
Interest income	(1,635,625)	(1,046,102)
Unrealized loss (gain) on marketable securities held in Trust Account	1,522	(60,720)
Deferred income taxes	(438)	17,452
Changes in operating assets and liabilities:
Prepaid expenses	(50,512)	(23,850)
Accounts payable and accrued expenses	(10,246)	23,469
Accounts payable - related party	(3,294)	4,686
Income taxes payable	(364,737)	98,505
Net cash used in operating activities	(1,392,215)	(382,720)

CASH FLOWS FROM INVESTING ACTIVITIES:
Withdrawals from Trust Account to pay for income taxes and franchise fees	893,323	130,621
Net cash provided by investing activities	893,323	130,621

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes - related party	400,000	–
Net cash provided by financing activities	400,000	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	(98,892)	(252,099)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	133,729	427,954
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,837	$175,855

SUPPLEMENTAL INFORMATION:
Income taxes paid	$751,630	$127,269

NON-CASH INVESTING AND FINANCE ACTIVITIES:
Change in value of common stock subject to possible redemption	$671,114	$603,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

All activity through June 30, 2019 relates to the Company’s formation, its Initial Public Offering, described below, identifying a target company for a Business Combination and the Business Combination contemplated by the Business Combination Agreement (defined below). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Following the closing of the Initial Public Offering on October 10, 2017, an amount of $120,600,000 ($10.05 per Public Share) from the net proceeds of the sale of the Units in the Initial Public Offering and the Placement Units was placed in a trust account (“Trust Account”).

On October 18, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 1,800,000 Units at $10.00 per Unit, and the sale of an additional 45,000 Placement Units at $10.00 per Placement Unit, generating total proceeds of $18,450,000. Transaction costs, representing underwriting fees on the sale of the over-allotment Units, were $360,000. Following the closing, an additional $18,090,000 of the net proceeds (10.05 per Public Share) was placed in the Trust Account, bringing the total aggregate proceeds held in the Trust Account to $138,690,000 (10.05 per Public Share). All funds in the Trust Account have been and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and private placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. Upon the closing of the Initial Public Offering and private placement, $10.05 per Public Share was deposited in the Trust Account to be held until the earlier of (i) the consummation of its initial Business Combination or (ii) the Company’s failure to consummate a Business Combination within 21 months from the consummation of the Initial Public Offering (the “Combination Period”). Stockholders subsequently approved an amendment to the Company’s amended and restated certificate of incorporation to extend the Combination Period by one additional month. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Trust Account is maintained by a third party trustee. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company for any amounts that are necessary to pay the Company’s income and other tax obligations and up to $50,000 that may be used to pay for the costs of liquidating the Company. The Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.05 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company, but there is no assurance that the Sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement entered into by the Sponsor specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended.

Initial Business Combination

Pursuant to the Nasdaq Capital Markets listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account, net of tax obligations, at the time of the execution of a definitive agreement for such Business Combination.

The Company will provide the holders of the Public Shares (“Public Stockholders”) with an opportunity to redeem all or a portion of their Public Shares in connection with a stockholder meeting called to approve the Business Combination, irrespective of whether they vote for or against the proposed Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of franchise and income taxes payable), divided by the number of then outstanding Public Shares. The amount in the Trust Account, net of franchise and income taxes payable, currently amounts to approximately $10.29 per Public Share. The common stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination a majority of the outstanding shares voted are voted in favor of the Business Combination.

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

The Sponsor has agreed to vote its Founder Shares (as described in Note 4) and any Public Shares purchased after the Initial Public Offering in favor of the initial Business Combination, and the Company’s executive officers and directors have also agreed to vote any Public Shares purchased after the Initial Public Offering in favor of the Initial Business Combination. The Sponsor entered into a letter agreement, pursuant to which it agreed to waive its redemption rights with respect to the Founder Shares, shares included in the Placement Units and Public Shares in connection with the completion of the initial Business Combination. In addition, the Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and shares included in the Placement Units if the Company fails to complete the initial Business Combination within the prescribed time frame.

Proposed Business Combination

On December 19, 2018, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Black Ridge Merger Sub, Corp., a Delaware corporation and wholly-owned subsidiary of the Company formed on December 19, 2018 (“Merger Sub”), Allied Esports Entertainment, Inc. (“Allied Esports”), Ourgame International Holdings Ltd. (“Ourgame”), Noble Link Global Limited, a wholly-owned subsidiary of Ourgame (“Noble”), and Primo Vital Ltd., also a wholly-owned subsidiary of Ourgame (“Primo”), pursuant to which the Company will acquire two of Ourgame’s global esports and entertainment assets, Allied Esports and WPT Enterprises, Inc. (“WPT”) . The Business Combination Agreement was subsequently amended on August 5, 2019. See Note 7.

Redemptions Subsequent to Balance Sheet Date

In connection with a special meeting of its stockholders to extend the date that the Company has to consummate a business combination the holders of 9,246,727 shares of the Company’s common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.29 per share resulting in $95,125,574 in Trust Account assets being distributed back to shareholders. See Note 9 – Subsequent Events.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

The parent company, Black Ridge Acquisition Corp., and Black Ridge Merger Sub Corp. are collectively referred to herein as “the Company” or “Black Ridge”. All significant intercompany transactions have been eliminated in the preparation of these financial statements.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as filed with the SEC on March 18, 2019. The interim results for the three and six month periods ended June 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the years ending December 31, 2019 and 2018 or for any future interim periods.

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2019, the Company had negative working capital of $40,195 (excluding income taxes and franchise fees which may be paid out of the Trust Account and the notes payable to our sponsor). During the six months ended June 30, 2019, the Company withdrew $893,323 of interest from the Trust account to pay the Company’s income tax and franchise fee obligations. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company’s plans to consummate an initial Business Combination may not be successful.

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

JUNE 30, 2019

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 or December 31, 2018.

Cash and securities held in Trust Account

As of June 30, 2019, $-0- of cash and $142,048,087 of marketable securities were held in the Trust Account. As of December 31, 2018, $2,312 of cash and $141,304,995 of marketable securities were held in the Trust Account. During the six months ended June 30, 2019 and 2018, the Company withdrew $893,323 and $130,621, respectively of interest earned from the Trust account to pay the Company’s income tax and franchise fee obligations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially changeover the next twelve months.

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

The Company’s policy for recording interest and penalties associated with income tax audits is to record such expense as a component of income tax expense. There are no amounts accrued for penalties or interest as of June 30, 2019 or December 31, 2018. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The effective rate differs from the statutory rate primarily due to the impact of state taxes and non-deductible merger costs.

Common Stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2019 and December 31, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2019, the Company had not experienced losses on this account since the Company’s inception and management believes the Company is not exposed to significant risks on such account.

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 13,237,007 and 13,329,334 shares of common stock subject to possible redemption at June 30, 2019 and June 30, 2018, respectively, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings.

The Company's net income (loss) is also shown adjusted for the portion of income attributable to shares subject to redemption, as these shares only participate in the income of the trust account less taxes and franchise fees and not the operating losses of the Company.

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Accordingly, basic and diluted net income (loss) per share attributable to shares not subject to redemption is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$338,704	$369,141	$671,115	$603,840
Less income attributable to shares subject to redemption	(534,961)	(439,359)	(1,141,078)	(796,162)
Adjusted net loss	(196,257)	(70,218)	(469,963)	(192,322)

Weighted average shares outstanding, basic and diluted	4,436,034	4,358,691	4,424,041	4,352,658

Basic and diluted net loss per common share attributable to remaining shares	$(0.04)	$(0.02)	$(0.11)	$(0.04)

The Company has not considered the effect of 1) warrants to purchase 14,845,000 shares of common stock, 2) rights that convert to 1,484,500 shares and 3) 600,000 shares included in the underwriters’ unit purchase option sold in Public Offering, Private Placement or underlying the unit option sold to the underwriter in the calculation of diluted loss per share, since the exercise of the warrants, receipt of rights and shares is contingent on the occurrence of future events. Additionally, the Company has not considered the effect of any conversion into units of the convertible notes payable issued to its Sponsor as that conversion is also contingent on future events.

Use of estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Note 4 — Related Party Transactions

Founder Shares

In connection with the organization of the Company, a total of 2,875,000 shares of common stock were sold to the Sponsor at a price of approximately $0.0087 per share for an aggregate of $25,000 (“Founder Shares”). On October 4, 2017, the Company effected a stock dividend of 0.2 shares for each of the then outstanding Founder Shares, resulting in the issuance of an additional 575,000 Founder Shares, bringing the total to 3,450,000 Founder Shares including an aggregate of up to 450,000 Founder Shares that were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters in full or in part. The Sponsor would have been required to forfeit only a number of Founder Shares necessary to continue to maintain the 20.0% ownership interest in our shares of common stock after giving effect to the offering and exercise, if any, of the underwriters’ over-allotment option (excluding the Placement Shares and any shares included in units acquired in the Initial Public Offering). As a result of the underwriters’ election to exercise their over-allotment option in full on October 18, 2017, the 450,000 Founders Shares previously subject to forfeiture were no longer subject to forfeiture.

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

As of June 30, 2019, the Sponsor had loaned the Company, in the form of a convertible promissory notes, an aggregate of $750,000 to cover expenses related to the proposed Business Combination. The notes are unsecured, non-interest bearing and are payable at the consummation by the Company of a Business Combination. Upon consummation of a Business Combination, the principal balance of the notes may be converted, at the Sponsor’s option, to units at a price of $10.00 per unit. The terms of the units are identical to the units issued by the Company in its private placement. If the Sponsor converts the entire principal balance of the convertible promissory notes, it would receive 75,000 units. If a Business Combination is not consummated, the notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the initial public offering. The issuance of the notes to the Sponsor were exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Administrative Service Agreement

Commencing on the effective date of the Initial Public Offering through the earlier of our consummation of our initial business combination or our liquidation, the Sponsor makes available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. Management fee expense of $30,000 was recognized by the Company for both the three months ended June 30, 2019 and 2018 and $60,000 was recognized by the Company for both the six months ended June, 2019 and 2018.

Accounts Payable - Related Party

Accounts payable – related party represents balances due to the Sponsor for general expenses paid by the Sponsor on behalf of the Company.

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Note 5 — Commitments

Agreements with underwriters and investment advisors

The Company engaged the underwriters as advisors in connection with our initial Business Combination to assist us in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. Upon amendment of the agreement on August 5, 2019, the Company will pay the underwriters a cash fee for such services upon the consummation of our initial business combination in an amount of approximately $2,000,000 and 303,490 shares of the Company’s common stock (exclusive of any applicable finders’ fees which might become payable).

The Company has engaged an investment advisor to assist us in connection with due diligence, financial analysis and positioning the Company in the capital markets (the “Capital Markets Fee”) related to the Proposed Business Combination. The Company will pay the investment advisor a fee of approximately $2,000,000 for due diligence and advisory services upon the consummation of the Proposed Business Combination. The Company will also pay the Capital Markets Fee of 3% of the cash or securities available for the closing of the Proposed Business Combination including the proceeds received from the trust account net of cash reserved to fulfill redemption requests upon the consummation of the Proposed Business Combination. The investment advisor has agreed to take stock at a rate of $6.59 per share instead of a cash payment.

The Company has engaged additional investment advisors for financial advisory services related to the Proposed Business Combination. The Company will pay the investment advisors fees totaling approximately $1,257,500 for financial advisory services upon the consummation of the Proposed Business Combination. The investment advisors have agreed to take stock at a rate of $6.59 per share instead of a cash payment.

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

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2019 and December 31, 2018, no preferred stock is issued or outstanding.

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Common Stock

The Company is authorized to issue 35,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2019 and December 31, 2018, the Company has issued an aggregate of 17,695,000 shares of common stock, inclusive of 13,237,007 and 13,283,086 shares of common stock, respectively, subject to possible redemption classified as temporary equity in the accompanying Balance Sheets.

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

JUNE 30, 2019

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Note 7 – Proposed Business Combination

Business Combination Agreement

On December 19, 2018, the Company entered into the Business Combination Agreement with Merger Sub, Allied Esports, Ourgame, Noble and Primo. The Business Combination Agreement was amended on August 5, 2019 (see Note 9 - Subsequent Events) and the Business Combination Agreement as amended is referred to as the Amended Business Combination Agreement.

Subject to the Amended Business Combination Agreement, (i) Noble will merge with and into Allied Esports (the “Redomestication Merger”) with Allied Esports being the surviving entity in such merger and (ii) immediately after the Redomestication Merger, Merger Sub will merge with and into Allied Esports with Allied Esports being the surviving entity of such merger (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”).

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

The Business Combination Agreement, which original called for a debt repayment to Ourgame of $35,000,000 was amended to call for the Company to (i) assume $10,000,000 of the debt obligations of Ourgame and Noble (including an additional $1,200,000 of accrued interest) and (ii) repay Ourgame the remaining balance of $23,800,000 by paying $3,500,000 in cash to Ourgame and its designees, issuing to Ourgame and its designees 2,928,679 shares of the Company’s common stock and Ourgame retaining $1,000,000 of the proceeds of such loans to pay its transaction expenses incurred in the Merger. In connection with entering into the Amendment, Black Ridge Oil & Gas, Inc. (“BROG”), the Company’s founder, agreed to transfer an aggregate of 600,000 shares of the Company’s common stock held by it to Ourgame.

Proposed Changes to the Capital Structure

In connection with the proposed Business Combination, the Company is seeking shareholder approval to amend its charter to increase the authorized shares of the Company’s common stock to 65,000,000 shares.

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Conditions to Consummation of the Business Combination

Consummation of the transactions contemplated by the Amended Business Combination Agreement is subject to certain closing conditions including, among others, (i) approval by the stockholders of the Company, and (ii) that the Company have available cash in an amount not less than $22,000,000 after payment to stockholders who elect to redeem their shares of common stock in accordance with the provisions of the Company’s charter documents.

Termination

The Amended Business Combination Agreement may be terminated at any time prior to the Closing Date (whether before or after the Company’s shareholder vote has been obtained) by mutual written consent of the Company and Ourgame and Noble and in certain other limited circumstances, including if the proposed Business Combination has not been consummated by August 9, 2019 (as amended in the Company’s charter, see Note 9 - Subsequent Events).

Note 8 – Fair Value of Financial Instruments

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

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2019 and December 31, 2018:

	Fair Value Measurements at June 30, 2019
	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in trust account	$142,048,087	$–	$–
Cash and cash equivalents	34,837	–	–
Total assets	142,082,924	–	–

Liabilities
Total liabilities	–	–	–
Total	$142,082,924	$–	$–

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in trust account	$141,307,307	$–	$–
Cash and cash equivalents	133,729	–	–
Total assets	141,441,036	–	–

Liabilities
Total liabilities	–	–	–
Total	$141,441,036	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended June 30, 2019.

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Note 9 — Subsequent Events

The Extension Meeting

On July 9, 2019, BRAC held a special meeting of its stockholders (the “Meeting”). At the Meeting, the Company’s stockholders considered a proposal to adopt and approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter”) to extend the date that the Company has to consummate a business combination (the “Extension”) to August 10, 2019. The following is a tabulation of the votes with respect to this proposal, which was approved by the Company’s stockholders:

For	Against	Abstain	Broker Non-Votes
12,312,704	2,170,573	200,000	0

In connection with this vote, the holders of 9,246,727 shares of the Company’s common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.29 per share resulting in $95,125,574 in Trust Account assets being distributed back to shareholders. In connection with the Extension, BROG, loaned $30,000 to the Company to be placed in the Trust Account for the benefit of the public shares that were not converted. The loan is non-interest bearing and is evidenced by a promissory note issued by the Company on the same date.

The Company filed the amendment to the Charter with the Secretary of State of the State of Delaware on July 9, 2019.

Amendment to the Business Combination Agreement

On August 5, 2019, BRAC entered into an amendment (the “Amendment”) to the Business Combination Agreement. The Amendment reduces the closing condition originally contained in the Business Combination Agreement requiring the Company to have minimum cash on hand following the proper exercise of conversion rights by the holders of public shares from at least $80,000,000 to $22,000,000. The Business Combination Agreement also originally provided for the Company to repay $35,000,000 of indebtedness of Allied Esports and the World Poker Tour owed to Ourgame in cash at the closing of the transactions (the “Closing”). Pursuant to the Amendment, the parties agreed that instead of paying the full $35,000,000 in cash at the Closing, the Company would (i) assume $10,000,000 of the debt obligations of Ourgame and Noble (including an additional $1,200,000 of accrued interest) and (ii) repay Ourgame the remaining balance of $23,800,000 by paying $3,500,000 in cash to Ourgame and its designees, issuing to Ourgame and its designees 2,928,679 shares of the Company’s common stock and Ourgame retaining $1,000,000 of the proceeds of such loans to pay its transaction expenses incurred in the Merger. In connection with entering into the Amendment, BROG agreed to transfer an aggregate of 600,000 shares of the Company’s common stock held by it to Ourgame.

In connection with the execution of the Amendment, the parties entered into an amendment and acknowledgment agreement (“Acknowledgment Agreement”) whereby the terms of the previously issued convertible notes (“Notes”) of Allied Esports and WPT (collectively “AEII/WPT”) whereby bridge holders provided $14 million to be used for the operations of AEII/WPT were amended. Pursuant to the Acknowledgement Agreement, the bridge holders have agreed to defer repayment of the Notes to one year and two weeks following the Closing (the “Maturity Date”). In consideration of agreeing to the deferred repayment, the bridge holders will be paid an additional six months of interest (i.e., a total of 18 months interest) to the extent any bridge holder elects not to convert their Note to equity. The Company has agreed to assume the debt under the Notes as part of the mergers contemplated by the Agreement, and agreed that the debt will be secured by all the assets of the Company following the Closing. The Sponsor has also agreed that it will not make any further transfer of its securities of the Company, subject to certain exceptions, until the debt is repaid. The Notes are convertible at any time by a holder between the Closing and the Maturity Date at the “Conversion Price.” The “Conversion Price” is the lesser of $8.50 per share or the price at which shares are issued to Ourgame or its affiliates in connection with the mergers.

BLACK RIDGE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

In July and August 2019, the Company and the Sponsor also entered into several share purchase agreements (the “Purchase Agreements”) with several parties (collectively referred to as the “Purchasers”). Pursuant to the Purchase Agreements, the Purchasers have agreed to purchase an aggregate of $18,000,000 of shares of the Company’s common stock in open market or privately negotiated transactions. If the Purchasers are unable to purchase the full $18,000,000 of shares of common stock in open market or privately negotiated transactions, the Company will issue to the Purchasers newly issued shares at the Closing at a per-share price equal to the per-share amount held in the Company’s trust account (currently approximately $10.30 per share), and having an aggregate value equal to the difference between $18,000,000 and the dollar amount of shares purchased by them in the open market or in privately negotiated transactions. One of the agreements also contains certain restrictions on the use of cash from the purchase. At the Closing, the Company has agreed to issue to the Purchasers 1.5 shares of common stock for every 10 shares purchased by them under the Purchase Agreements. Additionally, the Sponsor has agreed to transfer an aggregate of 720,000 shares held by it to the Purchasers. Pursuant to the Purchase Agreements, the Company is required to file a registration statement with the SEC as promptly as practicable following Closing to register the resale of any securities purchased by the Purchasers that are not already registered and cause such registration statement to become effective as soon as possible. The Subscribers included a $3 million investment from Lyle Berman, a member of the board of directors of both BRAC and the Sponsor and the largest shareholder of the Sponsor. Additionally, $5 million will be held in an escrow account and its usage will be limited to specific capital projects.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Black Ridge Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

An aggregate of $138,690,000 ($10.05 per share) from the net proceeds of the sale of the units in the initial public offering, the overallotment units, and the private units was placed in the Trust Account currently at Morgan Stanley and maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills, until the earlier of (i) the consummation of the initial business combination or (ii) the Company’s failure to consummate a business combination by July 10, 2019 (extended to August 10, 2019 by stockholders). The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective merger or acquisition candidates and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to us for any amounts that are necessary to pay the Company’s income tax obligations and up to $50,000 of interest earned on the Trust Account balance may be released to us to pay for our liquidation expenses if we are unable to consummate an initial business combination within the required time period.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Proposed Business Combination

On December 19, 2018, we entered into an Agreement and Plan of Reorganization (the “Business Combination Agreement”) with Black Ridge Merger Sub, Corp., a Delaware corporation and wholly-owned subsidiary of ours (“Merger Sub”), Allied Esports Entertainment, Inc. (“Allied Esports”), Ourgame International Holdings Ltd. (“Ourgame”), Noble Link Global Limited, a wholly-owned subsidiary of Ourgame (“Noble”), and Primo Vital Ltd., also a wholly-owned subsidiary of Ourgame (“Primo”). The Business Combination Agreement was amended on August 5, 2019 and the Business Combination Agreement as amended is referred to as the “Amended Business Combination Agreement”.

Subject to the Amended Business Combination Agreement, (i) Noble will merge with and into Allied Esports (the “Redomestication Merger”) with Allied Esports being the surviving entity in such merger and (ii) immediately after the Redomestication Merger, Merger Sub will merge with and into Allied Esports with Allied Esports being the surviving entity of such merger (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers” or the “Proposed Business Combination”) and becoming a wholly-owned subsidiary of ours.

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

The Business Combination Agreement, which originally called for a debt repayment to Ourgame of $35,000,000, was amended to call for the Company to (i) assume $10,000,000 of the debt obligations of Ourgame and Noble (including an additional $1,200,000 of accrued interest) and (ii) repay Ourgame the remaining balance of $23,800,000 by paying $3,500,000 in cash to Ourgame and its designees, issuing to Ourgame and its designees 2,928,679 shares of the Company’s common stock and Ourgame retaining $1,000,000 of the proceeds of such loans to pay its transaction expenses incurred in the Mergers. In connection with entering into the Amendment, BROG agreed to transfer an aggregate of 600,000 shares of the Company’s common stock held by it to Ourgame.

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

Consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions and covenants of the respective parties, including approval of our stockholders. Further information regarding the Proposed Business Combination, the proposed business of the combined company following consummation of the Proposed Business Combination and the risks related to the proposed business of the combined company following consummation of the Proposed Business Combination can be found in our definitive proxy statement filed by the Company with the Securities and Exchange Commission on June 12, 2019, as supplemented on August 6, 2019.

Extension Meeting

On July 9, 2019, BRAC held a special meeting of its stockholders (the “Meeting”). At the Meeting, the Company’s stockholders considered a proposal to adopt and approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter”) to extend the date that the Company has to consummate a business combination (the “Extension”) to August 10, 2019. The proposal was approved by the stockholders.

In connection with this vote, the holders of 9,246,727 shares of the Company’s common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.29 per share resulting in $95,125,574 in Trust Account assets being distribute back to shareholders. In connection with the Extension, BROG, loaned $30,000 to the Company to be placed in the Trust Account for the benefit of the public shares that were not converted. The loan is non-interest bearing and is evidenced by a promissory note issued by the Company on the same date.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity through June 30, 2019 has been related to our company’s formation, the initial public offering, and since the closing of the initial public offering, a search for a business combination candidate and expenses incurred in connection with the Proposed Business Combination. We have, and expect to continue to generate non-operating income in the form of interest income on cash and cash equivalents. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2019, we had net income of $338,704, which consisted of operating expenses of $279,455, offset by other income from our Trust Account (interest income and unrealized gains on our assets held in trust) of $818,035 and including a provision for income taxes of $199,876.

For the three months ended June 30, 2018, we had net income of $369,141, which consisted of operating expenses of $113,496, offset by other income from our Trust Account (interest income net of unrealized losses on our assets held in trust) of $631,196 and including a provision for income taxes of $148,559.

For the six months ended June 30, 2019, we had net income of $671,115, which consisted of operating expenses of $576,533, offset by other income from our Trust Account (interest income net of unrealized losses on our assets held in trust) of $1,634,103 and including a provision for income taxes of $386,455.

For the six months ended June 30, 2018, we had net income of $603,840, which consisted of operating expenses of $259,756, offset by other income from our Trust Account (interest income and unrealized gains on our assets held in trust) of $1,106,822 and including a provision for income taxes of $243,226.

Liquidity and Capital Resources

We presently have no revenue. Our net operating expenses were $576,533 for the six months ended June 30, 2019 and consisted primarily of management fees paid to our sponsor, professional fees and other costs related to our Proposed Business Combination. Through June 30, 2019, our liquidity needs were satisfied through receipt of approximately $518,000 held outside of the Trust Account from the sale of Units upon closing of the initial public offering, $25,000 from the sale of the founders’ shares, withdrawals of $1,107,220 from the Trust Account to pay income tax and franchise fee liabilities and proceeds from notes payable to our Sponsor in an aggregate amount of $875,000, of which $750,000 remains outstanding as of June 30, 2019.

In order to meet our ongoing working capital needs, the Sponsor, or its affiliates, or certain executive officers and directors, may, but are not obligated to, loan us funds as may be required. The loans would either be repaid upon consummation of our initial business combination, or, at the lender’s discretion, up to $1.5 million of such loans (including $750,000 of notes payable to our Sponsor as of June 30, 2019 may be converted upon consummation of our business combination into additional private units at a price of $10.00 per Unit. If we do not complete a business combination, the loans would be repaid only out of funds held outside of the Trust Account.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2019, we had negative working capital of approximately $40,195 (excluding income taxes and franchise fees which may be paid out of the Trust Account and the note payable to our sponsor). Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful.  These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient cash and working capital to meet our needs through the mandatory liquidation date unless our sponsor provides us additional funds for our working capital needs or we obtain other financing.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Related Party Transactions

Founder Shares

In connection with the organization of our company, a total of 3,450,000 shares common stock, as adjusted for a stock dividend of 575,000 shares declared on October 4, 2017, were sold to the Sponsor at a price of approximately $0.007 per share for an aggregate of $25,000 (‘‘Founder Shares’’).

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

Notes Payable - Related Party

Prior to our initial public offering, the Sponsor had loaned to us an aggregate of $125,000 to cover expenses related to our formation and the initial public offering. This note was repaid in full simultaneous with the initial public offering.

As of June 30, 2019, our Sponsor has loaned us $750,000 in the form of a convertible promissory notes. This notes is unsecured, non-interest bearing and are payable at the consummation by the Company of a merger, share exchange, asset acquisition, or other similar business combination, with one or more businesses or entities (a “Business Combination”). Upon consummation of a Business Combination, the principal balance of the notes may be converted, at the Sponsor’s option, to units at a price of $10.00 per unit. The terms of the units are identical to the units issued by the Company in its initial public offering, except the warrants included in such units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor or its permitted transferees. If the Sponsor converts the entire principal balance of the convertible promissory notes, it would receive 75,000 units. If a Business Combination is not consummated, the notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the initial public offering.

On July 10, 2019, our sponsor loaned us an additional $30,000 in the form of a promissory note, the proceeds of which were used to supplement the Trust Account for the benefit of non-redeeming shareholders.

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

Critical Accounting Policies

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2019 and December 31, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net loss per common share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, funds held in our Trust Account have been invested in U.S. government treasury bills, notes or bonds with maturities of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk in such securities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description

10.1	Promissory Note, dated May 23, 2019, issued by Black Ridge Acquisition Corp. to Black Ridge Oil & Gas, Inc. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK RIDGE ACQUISITION CORP.

Date: August 8, 2019	By:	/s/ Ken DeCubellis
	Name:	Ken DeCubellis
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Moe
	Name:	James Moe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

