Form 10-Q
period 2019-09-30
Allied Esports Entertainment, Inc.
filed 2019-11-12
CIK 1708341

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-38226

ALLIED ESPORTS ENTERTAINMENT, INC.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	82-1659427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17877 Von Karman Avenue, Suite 300

Irvine, California, 92614

(Address of principal executive offices)

(949) 225-2600

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AESE	NASDAQ

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2019, 23,176,146 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLIED ESPORTS ENTERTAINMENT, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Allied Esports Entertainment, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets
Cash	$9,355,496	$10,471,296
Restricted cash	4,950,000	–
Accounts receivable	2,446,427	1,533,235
Prepaid expenses and other current assets	1,706,102	711,889
Total Current Assets	18,458,025	12,716,420
Property and equipment, net	19,918,061	21,020,097
Goodwill	4,083,621	4,083,621
Intangible assets, net	15,459,080	17,234,992
Deposits	712,463	632,963
Deferred production costs	11,204,843	9,058,844
Investments	4,638,631	500,000
Total Assets	$74,474,724	$65,246,937

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,285,149	$1,072,499
Accrued expenses and other current liabilities	3,474,902	2,442,145
Deferred revenue	3,153,197	3,307,843
Convertible debt, net of discount	12,785,519	–
Convertible debt, related party, net of discount	983,501	–
Accrued interest on convertible debt	1,462,173	–
Due to Former Parent	–	33,019,510
Total Current Liabilities	23,144,441	39,841,997
Deferred rent	1,558,958	1,383,644
Total Liabilities	24,703,399	41,225,641

Commitments and Contingencies	–	–

Stockholders' Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value; 35,000,000 shares authorized, 23,176,146 and 11,602,754 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2,317	1,160
Additional paid in capital	161,042,278	124,361,130
Accumulated deficit	(111,398,765)	(100,479,855)
Accumulated other comprehensive income	125,495	138,861
Total Stockholders' Equity	49,771,325	24,021,296
Total Liabilities and Stockholders' Equity	$74,474,724	$65,246,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Allied Esports Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues
In-person	$2,586,965	$2,202,443	$8,887,366	$6,068,081
Multiplatform content	1,031,383	949,345	3,540,373	2,121,645
Interactive	2,423,193	2,328,453	7,187,196	7,009,570
Total Revenues	6,041,541	5,480,241	19,614,935	15,199,296

Costs and expenses
In-person (exclusive of depreciation and amortization)	1,196,572	975,254	2,901,220	3,992,607
Multiplatform content (exclusive of depreciation and amortization)	786,706	860,332	2,907,827	2,033,834
Interactive (exclusive of depreciation and amortization)	569,478	612,786	1,976,012	1,903,347
Online operating expenses	172,879	129,770	489,269	1,541,789
Selling and marketing expenses	705,714	302,508	2,644,645	3,143,563
General and administrative expenses	4,711,692	3,871,179	13,378,166	12,364,722
Depreciation and amortization	1,716,103	1,892,665	5,133,947	5,228,709
Impairment expense	–	3,252,545	600,000	7,590,205
Total Costs and Expenses	9,859,144	11,897,039	30,031,086	37,798,776
Loss From Operations	(3,817,603)	(6,416,798)	(10,416,151)	(22,599,480)

Other (Expense) Income:
Other income	15,684	102,613	15,684	115,508
Interest expense	(451,553)	(564,358)	(518,443)	(1,877,616)
Foreign currency exchange income (loss)	–	113,916	–	(15,394)
Total Other Expense	(435,869)	(347,829)	(502,759)	(1,777,502)
Net Loss	(4,253,472)	(6,764,627)	(10,918,910)	(24,376,982)
Net loss attributed to non-controlling interest	–	(76,525)	–	(403,627)
Net Loss Attributable to Allied Esports Entertainment, Inc.	$(4,253,472)	$(6,688,102)	$(10,918,910)	$(23,973,355)

Basic and Diluted Net Loss per Common Share	$(0.24)	$(0.58)	$(0.79)	$(2.07)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	18,098,797	11,602,754	13,791,896	11,602,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

Allied Esports Entertainment, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30,
	2019	2018	2019	2018

Net loss	$(4,253,472)	$(6,764,627)	$(10,918,910)	$(24,376,982)
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(21,083)	253,814	(13,366)	70,787
Total comprehensive loss	(4,274,555)	(6,510,813)	(10,932,276)	(24,306,195)

Less: Comprehensive loss attributable to non-controlling interests	–	(76,525)	–	(403,627)

Comprehensive loss attributable to Allied Esports Entertainment, Inc.	$(4,274,555)	$(6,434,288)	$(10,932,276)	$(23,902,568)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Allied Esports Entertainment, Inc.

Condensed Combined Statements of Changes in Stockholders’ Equity

For The Nine Months ended September 30, 2019

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, January 1, 2019	11,602,754	$1,160	$124,361,130	$138,861	$(100,479,855)	$24,021,296
Net loss	–	–	–	–	(3,854,152)	(3,854,152)
Other comprehensive loss	–	–	–	(3,082)	–	(3,082)
Balance, March 31, 2019	11,602,754	1,160	124,361,130	135,779	(104,334,007)	20,164,062
Net loss	–	–	–	–	(2,811,286)	(2,811,286)
Other comprehensive income	–	–	–	10,799	–	10,799
Balance, June 30, 2019	11,602,754	1,160	124,361,130	146,578	(107,145,293)	17,363,575
Effect of reverse merger	11,492,999	1,149	36,395,355	–	–	36,396,504
Warrants issued to convertible debt holders	–	–	114,804	–	–	114,804
Contingent consideration for convertible debt holders	–	–	152,590	–	–	152,590
Restricted stock	80,393	8	(8)	–	–	–
Stock-based compensation:
Stock options	–	–	5,940	–	–	5,940
Restricted stock	–	–	12,467	–	–	12,467
Net loss	–	–	–	–	(4,253,472)	(4,253,472)
Other comprehensive loss	–	–	–	(21,083)	–	(21,083)
Balance, September 30, 2019	23,176,146	$2,317	$161,042,278	$125,495	$(111,398,765)	$49,771,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Allied Esports Entertainment, Inc.

Condensed Combined Statements of Changes in Stockholders’ Equity

For The Nine Months ended September 30, 2018

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Non- Controlling	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Loss	Interest	Deficit	Deficit

Balance at January 1, 2018	11,602,754	$1,160	$82,622,222	$(149,250)	$–	$(69,863,757)	$12,610,375
Net loss	–	–	–	–	(136,156)	(6,175,136)	(6,311,292)
Acquisition of ESA	–	–	–	–	712,854	–	712,854
Other comprehensive loss	–	–	–	(225,992)	–	–	(225,992)
Net contributions from Parent	–	–	(779,000)	–	–	–	(779,000)
Balance at March 31, 2018	11,602,754	1,160	81,843,222	(375,242)	576,698	(76,038,893)	6,006,945
Net loss	–	–	–	–	(190,946)	(11,110,116)	(11,301,062)
Other comprehensive income	–	–	–	42,965	–	–	42,965
Balance at June 30, 2018	11,602,754	1,160	81,843,222	(332,277)	385,752	(87,149,009)	(5,251,152)
Net loss	–	–	–	–	(76,525)	(6,688,103)	(6,764,628)
Deconsolidation of ESA	–	–	–	–	(309,227)	–	(309,227)
Other comprehensive income	–	–	–	253,814	–	–	253,814
Balance at September 30, 2018	11,602,754	$1,160	$81,843,222	$(78,463)	$–	$(93,837,112)	$(12,071,193)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Allied Esports Entertainment, Inc.

Condensed Combined Statements of Cash Flows

(unaudited)

	For The Nine Months Ended
	September
	2019	2018
Cash Flows From Operating Activities
Net loss	$(10,918,910)	$(24,376,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,407	(779,000)
Amortization of debt discount	36,414	–
Bad debt expense	115,726	79,414
Depreciation and amortization	5,133,947	5,228,709
Realized loss on equity method investment	–	151,881
Subsidiary impairment / loss during consolidation period	–	1,838,739
Impairment / loss on deconsolidation of subsidiary	–	7,438,324
Impairment expense	600,000	–
Write-off of capitalized software costs	–	648,563
Deferred rent	175,314	(147,605)
Changes in operating assets and liabilities:
Accounts receivable	(1,029,096)	(593,675)
Deposits	(79,500)	19,397
Deferred production costs	(2,145,999)	(4,108,748)
Prepaid expenses and other current assets	(227,324)	(179,247)
Accounts payable	(642,686)	367,956
Accrued expenses	898,157	576,731
Accrued interest on convertible debt	469,296	–
Accrued interest on notes payable to Former Parent	–	1,787,527
Deferred revenue	(154,646)	815,568
Total adjustments	3,168,010	13,144,534
Net Cash Used In Operating Activities	(7,750,900)	(11,232,448)

Cash Flows From Investing Activities
Net cash acquired in Merger	14,941,683	–
Investment in TV Azteca	(3,500,000)	–
Investment in ESA	(1,238,631)	(5,851,858)
Purchases of property and equipment	(2,173,200)	(16,834,824)
Purchases of intangible assets	(99,822)	(38,334)
Net Cash Provided by (Used In) Investing Activities	$7,930,030	$(22,725,016)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Allied Esports Entertainment, Inc.

Condensed Combined Statements of Cash Flows, continued

(unaudited)

	For The Nine Months Ended
	September
	2019	2018

Cash Flows From Financing Activities
Proceeds from line of credit	$–	$5,000,000
Proceeds from convertible debt	3,000,000	–
Proceeds from convertible debt, related party	1,000,000	–
Proceeds from notes payable to Parent	–	11,174,913
Due to Former Parent	(346,804)	14,269,373
Net Cash Provided By Financing Activities	3,653,196	30,444,286

Effect of Exchange Rate Changes on Cash	1,874	(36,872)

Net Increase (Decrease) In Cash And Restricted Cash	3,834,200	(3,550,050)
Cash and restricted cash - Beginning of period	10,471,296	13,610,138
Cash and restricted cash - End of period	$14,305,496	$10,060,088

Cash and restricted cash consisted of the following:
Cash	9,355,496	10,060,088
Restricted cash	4,950,000	–
	$14,305,496	$10,060,088

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$–	$46,466

Non-cash investing and financing activities:
Non cash investment in ESA	$–	$5,610,085
Due to Former Parent satisfied by issuance of common stock in connection with Merger	$18,179,745	$–
Convertible debt and related interest assumed in Merger	$10,992,877	$–
Warrants granted to convertible debt holders in connection with Merger	$114,804	$–
Contingent consideration for convertible debt holders in connection with Merger	$152,590	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 – Background and Basis of Presentation

Allied Esports Entertainment Inc., (“AESE” and formerly known as Black Ridge Acquisition Corp, or “BRAC”) was incorporated in Delaware on May 9, 2017 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”).

Allied Esports Media, Inc. (“AEM”), a Delaware corporation, was formed in November 2018 to act as a holding company for Allied Esports International Inc. (“Allied Esports”) and immediately prior to close of the Merger (see below) to also include Noble Link Global Limited (“Noble Link”). Allied Esports, together with its subsidiaries described below owns and operates the esports-related businesses of AESE. Noble Link (prior to the AEM Merger) and its wholly owned subsidiaries Peerless Media Limited, Club Services, Inc. and WPT Enterprises, Inc. operate the poker-related business of AESE and are collectively referred to herein as “World Poker Tour” or “WPT”. Prior to the Merger, as described below, Noble Link and Allied Esports were subsidiaries of Ourgame International Holdings Limited (the “Former Parent”).

On December 19, 2018, BRAC, Noble Link and AEM executed an Agreement and Plan of Reorganization (as amended from time to time, the “Merger Agreement”). On August 9, 2019 (the “Closing Date”), Noble Link was merged with and into AEM, with AEM being the surviving entity, which was accounted for as a common control merger (the “AEM Merger”). Further, on August 9, 2019, a subsidiary of AESE merged with AEM pursuant to the Merger Agreement with AEM being the surviving entity (the “Merger”). The Merger was accounted for as a reverse recapitalization, and AEM is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the historical operations that are reflected in these condensed consolidated financial statements prior to the Merger are those of Allied Esports and WPT. The preferred stock, common stock, additional paid in capital and earnings per share amount in these condensed consolidated financial statements for the period prior to the Merger have been restated to reflect the recapitalization in accordance with the shares issued to the Former Parent as a result of the Merger. References herein to the “Company” are to the combination of AEM and WPT during the period prior to the AEM Merger and are to AESE and subsidiaries after the Merger.

Allied Esports operates through its wholly owned subsidiaries Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”) and ELC Gaming GMBH (“ELC Gaming”). AEII operates global competitive esports properties designed to connect players and fans via a network of connected arenas. ESALV operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. ELC Gaming operates a mobile esports truck that serves as both a battleground and content generation hub and also operates a studio for recording and streaming gaming events.

World Poker Tour is an internationally televised gaming and entertainment company with brand presence in land-based tournaments, television, online and mobile applications. WPT has been involved in the sport of poker since 2002 and created a television show based on a series of high-stakes poker tournaments. WPT has broadcasted globally in more than 150 countries and territories and its shows are sponsored by established brands in many areas, including watches, crystal, playing cards and online social poker operators. WPT also operates ClubWPT.com, a subscription-based site that offers its members inside access to the WPT content database, as well as sweepstakes-based poker product that allows members to play for real cash and prizes in 36 states and territories across the United States and 4 foreign countries. WPT also participates in strategic brand licensing, partnership, and sponsorship opportunities.

ALLIED ESPORTS ENTERTAINMENT, INC.

Notes to Condensed Consolidated Financial Statements

Note 2 - Going Concern and Management’s Plans

As of September 30, 2019, we had cash and a working capital deficit of approximately $9.4 million (not including approximately $5.0 million of restricted cash) and $4.7 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company incurred net losses of approximately $10.9 million and $24.4 million, respectively, and used cash in operations of approximately $7.8 million and $11.2 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation is dependent upon attaining and maintaining profitable operations and, until that time, raising additional capital as needed, but there can be no assurance that it will be able to close on sufficient financing. The Company’s ability to generate positive cash flow from operations is dependent upon generating sufficient revenues. To date, the Company’s operations have been funded by the Former Parent and through the issuance of debt. The Company cannot provide any assurances that it will be able to secure additional funding, either from equity offerings or debt financings on terms acceptable to the Company, if at all. If the Company is unable to obtain the requisite amount of financing needed to fund its planned operations, it would have a material adverse effect on its business and ability to continue as a going concern, and it may have to curtail, or even cease, certain operations.

Note 3 - Significant Accounting Policies

There are no material changes from the significant accounting policies set forth in Note 3 – Significant Accounting Policies of the Company’s accompanying notes to the audited combined financial statements of Allied Esports and WPT for the year ended December 31, 2018, as presented in the Company’s Form 8k filed on August 15, 2019, except for the following accounting policies.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual combined financial statements. For additional information, these condensed consolidated financial statements should be read in conjunction with the audited combined financial statements of Allied Esports and WPT for the years ended December 31, 2018 and 2017, included in the Report on Form 8-K filed with the SEC on August 15, 2019. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2019 and for the nine months ended September 30, 2019 and 2018. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of AESE, WPT and Allied Esports and should be read in conjunction with the accompanying notes thereto.

Intangible Assets and Goodwill

Intangible assets are comprised of goodwill, intellectual property, customer relationships, trademarks, and trade names. Intangible assets with definite lives are amortized on a straight-line basis over the shorter of their estimate useful lives, ranging from two to ten years, or their contract periods, if applicable. Intangible assets with indefinite lives are not amortized but are evaluated at least annually for impairment and more often whenever changes in facts and circumstances may indicate that the carrying value may not be recoverable.

ALLIED ESPORTS ENTERTAINMENT, INC.

Notes to Condensed Consolidated Financial Statements

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss attributable to AESE common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants and the conversion of convertible instruments.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2019	2018

Options	400,000	–
Warrants	18,637,003	3,800,000
Convertible Debt	1,647,058	–
Equity Purchase Options	600,000	600,000
	21,284,061	4,400,000

Revenue Recognition

On January 1, 2019, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company adopted ASC 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements as of the date of adoption. As a result, a cumulative-effect adjustment was not required.

The Company recognizes revenue primarily from the following sources:

In-person revenue

The Company’s in-person revenue is comprised of event revenue, merchandising revenue and other revenue. Event revenue is generated through World Poker Tour events – TV, non-TV, and DeepStacks Entertainment, LLC and DeepStacks Poker Tour, LLC (collectively “DeepStacks”) events – held at the Company’s partner casinos as well as Allied Esports events held at the Company’s esports properties. Event revenue is generated from the use of the WPT brand by partner casinos, from naming rights for the HyperX Esports Arena Las Vegas and from sponsorship arrangements for Allied Esports events held at the Las Vegas arena. In-person revenue also includes revenue from ticket sales, admission fees and food and beverage sales for events held at the Company’s esports properties.

ALLIED ESPORTS ENTERTAINMENT, INC.

Notes to Condensed Consolidated Financial Statements

The Company recognizes event revenue related to the use of the WPT brand by partner casinos at the time of the WPT-branded event. Event revenues from naming rights of the Company’s esports arena are recognized on a straight-line basis over the contractual term of the naming rights agreement. Event revenues from sponsorship arrangements for Allied Esports events are recognized on a straight-line basis over the duration of the event, usually three to four days. Ticket revenue is recognized at the completion of the applicable event. Point of sale revenues, such as food and beverage, gaming and merchandising revenues, are recognized when control of the related goods are transferred to the customer. The Company records deferred revenue to the extent that payment has been received for services that have yet to be performed.

In-person revenue was comprised of the following for the three and nine months ended September 30, 2019 and 2018:

In-person revenue
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Event revenue	$2,064,618	$1,551,861	$7,322,466	$4,603,071
Food and beverage revenue	289,261	292,306	972,352	619,647
Ticket and gaming revenue	182,136	290,518	447,156	695,227
Merchandising revenue	50,950	67,758	145,273	149,399
Other revenue	–	–	119	737
Total in-person revenue	$2,586,965	$2,202,443	$8,887,366	$6,068,081

To determine the proper revenue recognition method, the Company evaluates each of its contractual arrangements to identify its performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The majority of the Company’s contracts have a single performance obligation because the promise to transfer the individual good or service is not separately identifiable from other promises within the contract and is therefore not distinct. Some of the Company’s contracts have multiple performance obligations, primarily related to the provision of multiple goods or services. For contracts with more than one performance obligation, the Company allocates the total transaction price in an amount based on the estimated relative standalone selling prices underlying each performance obligation.

Multiplatform content revenue

The Company’s multiplatform content revenue is comprised of distribution revenue, sponsorship revenue, music royalty revenue and online advertising revenue. Distribution revenue is generated primarily through the distribution of content from World Poker Tour’s library. World Poker Tour provides video content to global television networks, who then have the right to air the content over the related license period. Revenue from the distribution of video content to television networks is received pursuant to the contract payment terms and is recognized over the license period on a pro rata basis. Occasionally, WPT will bundle third-party content with its own content in a distribution arrangement and will share the revenue with the third party. However, the revenues related to third party content are de minimis.

The Company also distributes video content to online channels. Both the global television networks and the online channels place ads within the WPT content and any advertising revenue earned by the global TV network or online channel is shared with WPT. Advertising revenue is received on a lag, based upon the number of times an advertisement is aired during the previous month, and is recognized during the period that the ad aired on the network or online channel.

Sponsorship revenue is generated through the sponsorship of the Company’s TV content, online events and online streams. Online advertising revenue is generated from third-party advertisements placed on the Company’s website. Music royalty revenue is generated when the Company’s music is played in the Company’s TV series both on TV networks and online.

ALLIED ESPORTS ENTERTAINMENT, INC.

Notes to Condensed Consolidated Financial Statements

The Company recognizes distribution revenue and sponsorship revenue pursuant to the terms of each individual contract with the customer and records deferred revenue to the extent the Company has received a payment for services that have yet to be performed or products that have yet to be delivered. Music royalty revenue is recognized at the point in time when the music is played.

Multiplatform content revenue was comprised of the following for the three and nine months ended September 30, 2019 and 2018:

Multiplatform content revenue
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Distribution revenue	$282,508	280,708	$1,069,328	$516,874
Sponsorship revenue	544,541	320,624	1,252,131	776,327
Music royalty revenue	200,787	339,547	1,214,286	808,537
Online advertising revenue	3,547	8,466	4,628	19,907
Total multiplatform content revenue	$1,031,383	$949,345	$3,540,373	$2,121,645

Interactive revenue

The Company’s interactive revenue is primarily comprised of subscription revenue, licensing, social gaming and virtual product revenue. Subscription revenue is generated through fixed rate (monthly, quarterly, annual) subscriptions which offer the opportunity for subscribers to play unlimited poker and access benefits not available to non-subscribers.

The Company recognizes subscription revenue on a straight-line basis and records deferred revenue to the extent the Company receives payments for services that have yet to be provided. The Company recognizes social gaming revenue and virtual product revenue at the point when the product has been delivered. The Company generates licensing revenue by licensing the right to use the Company’s brand on products to third parties. Licensing revenue is recognized pursuant to the terms of each individual contract with the customer and deferred revenue is recorded to the extent the Company has received a payment for products that have yet to be delivered.

Interactive revenue was comprised of the following for the three and nine months ended September 30, 2019 and 2018:

Interactive revenue
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Subscription revenue	$1,313,217	$1,272,077	$3,745,622	$3,751,379
Virtual product revenue	925,411	1,056,376	2,773,769	2,473,043
Social gaming revenue	152,317	–	397,065	661,863
Licensing revenue	16,872	–	198,481	50,398
Other revenue	15,376	–	72,259	72,887
Total interactive revenue	$2,423,193	$2,328,453	$7,187,196	$7,009,570

ALLIED ESPORTS ENTERTAINMENT, INC.

Notes to Condensed Consolidated Financial Statements

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues Recognized at a Point in Time:
Event revenue	$2,064,618	$1,551,861	$7,322,466	$4,603,071
Food and beverage revenue	289,261	292,306	972,352	619,647
Ticket and gaming revenue	182,136	290,518	447,156	695,227
Merchandising revenue	50,950	67,758	145,273	149,399
Sponsorship revenue	544,541	320,624	1,252,131	776,327
Music royalty revenue	200,787	339,547	1,214,286	808,537
Online advertising revenue	3,547	8,466	4,628	19,907
Virtual product revenue	925,411	1,056,376	2,773,769	2,473,043
Social gaming revenue	152,317	–	397,065	661,863
Distribution revenue	282,508	280,708	1,069,328	516,874
Other revenue	15,376	–	72,378	73,624
Total Revenues Recognized at a Point in Time	4,711,452	4,208,164	15,670,832	11,397,519

Revenues Recognized Over a Period of Time:
Licensing revenue	16,872	–	198,481	50,398
Subscription revenue	1,313,217	1,272,077	3,745,622	3,751,379
Total Revenues Recognized Over a Period of Time	1,330,089	1,272,077	3,944,103	3,801,777

Total Revenues	$6,041,541	$5,480,241	$19,614,935	$15,199,296

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

As of September 30, 2019, there remained $38,245 of contract liabilities which were included within deferred revenue on the combined balance sheet as of December 31, 2018, and for which performance obligations had not yet been satisfied as of September 30, 2019. The Company expects to satisfy its remaining performance obligations within the next twelve months. During the three and nine months ended September 30, 2019, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Reclassification

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

ALLIED ESPORTS ENTERTAINMENT, INC.

Notes to Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The Company will be required to adopt the provisions of this ASU on January 1, 2020, with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The Company is currently evaluating Topic 326, including its potential impact to its process and controls.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard for private companies and emerging growth public companies is effective for fiscal years beginning after December 15, 2018. The Company will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2019. The Company is currently evaluating and assessing the impact this guidance will have on its consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”). The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The Company is currently assessing the impact this guidance will have on its combined financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC.

Notes to Condensed Consolidated Financial Statements

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” (“ASU 2018-11”). The amendments in ASU 2018-11 related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. The amendments in ASU 2018-11 are effective for private companies and emerging growth public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently assessing the impact this guidance will have on its combined financial statements.

In March 2019, the FASB issued ASU 2019-02, which aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. This ASU must be adopted on a prospective basis and is effective for annual periods beginning after December 15, 2020, including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that this pronouncement will have on its consolidated financial statements.

Note 4 – Reverse Merger and Recapitalization

As described in Note 1 – Background and Basis of Presentation above, on the Closing Date, the AEM Merger and the Merger took place. All of AEM capital stock outstanding immediately prior to the merger was exchanged for (i) 11,602,754 shares of AESE common stock, (ii) warrants for the purchase of 3,800,003 shares of AESE common stock with an exercise price of $11.50 per share, and (iii) 3,846,153 contingent shares to be issued if the last exchange-reported sales price of AESE common stock equals or exceeds $13.00 per share for any thirty consecutive days during the five year period commencing on the Closing Date.

On the Closing Date, pursuant to the Merger Agreement, in order to extinguish amounts owed to the Former Parent by WPT and Allied Esports in the aggregate amount of $32,672,622, AESE (i) repaid $3,500,000 of the amount due to the Former Parent in cash, (ii) assumed $10,000,000 principal of the convertible debt obligations of the Former Parent plus $992,877 of related accrued interest, (iii) issued 2,928,679 shares of the Company’s common stock to the Former Parent with no limitations or encumbrances on sale and (iii) transferred 600,000 shares of the Company’s common stock to the Former Parent which will be subject to a lockup period for one year from the Closing Date.

In connection with the Merger, the Company issued an aggregate of 11,492,999 shares of common stock, including 3,528,679 shares issued in satisfaction of amount owed to the Former Parent as described above, and 7,964,320 shares of common stock issued to BRAC shareholders prior to the Merger, but which are deemed to be issued by the Company on the Closing Date as a result of the reverse recapitalization.

Note 5 – Investments

The Company’s investments consist of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Investment in ESA	$1,138,631	$500,000
TV Azteca Investment	3,500,000	–
	$4,638,631	$500,000

As of September 30, 2019, the Company owns a 25% non-voting membership interest in Esports Arena, LLC (“ESA”) and ESA’s wholly owned subsidiary. The investment is accounted for as a cost method investment, since the Company does not have the ability to exercise significant influence over the operating and financial policies of ESA.

During January 2019, the Company contributed $1,238,631 to ESA, in order to fulfill the remainder of its funding commitment to ESA. The Company recognized an immediate impairment of $600,000 related to this funding.

In August 2019, the Company paid $3,500,000 to TV Azteca, S.A.B. DE C.V., a Grupo Salinas company (“TV Azteca”), in connection with a Strategic Investment Agreement with TV Azteca in order to expand the Allied Esports brand into Mexico. See Note 11 – Commitments and Contingencies, Investment Agreements for additional details.

ALLIED ESPORTS ENTERTAINMENT, INC.

Notes to Condensed Consolidated Financial Statements

Note 6 – Deferred Production Costs

Deferred production costs consist of the following:

	September 30,	December 31,
	2019	2018

Deferred production costs	$27,975,552	23,604,111
Less: accumulated amortization	(16,770,709)	(14,545,267)
Deferred production costs, net	$11,204,843	$9,058,844

Weighted average remaining amortization period at September 30, 2019 (in years)	3.80

During the nine months ended September 30, 2019 and 2018, production costs of $2,225,442 and $1,307,069 respectively, were expensed and are reflected in multiplatform content costs in the condensed consolidated statements of operations.

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2019	2018

Compensation expense	$1,087,557	$1,218,455
Taxes	205,121	981
Rent	53,561	58,781
Revenue sharing obligations	380,677	122,928
Event costs	107,753	61,740
Production costs	143,707	15,329
Unclaimed player prizes	420,993	380,120
Other accrued expenses	1,025,223	395,441
Other current liabilities	50,310	188,370
	$3,474,902	$2,442,145

Note 8 – Convertible Debt and Convertible Debt, Related Party

On May 15, 2019, Noble Link issued a series of secured convertible promissory notes (the “Noble Link Notes”) whereby investors provided Noble Link with $4 million to be used for the operations of Allied Esports and WPT, of which one Noble Link Note in the amount of $1 million was issued to the wife of a related party who formerly served as co-CEO of the Former Parent and a Director of Noble Link. Pursuant to the original terms of the Noble Link Notes, the Noble Link Notes accrued annual interest at 12%; provided that no interest would payable in the event the Noble Link Notes were converted into AESE common stock, as described below. The Noble Link Notes were due and payable on the first to occur of (i) the one-year anniversary of the issuance date, or (ii) the date on which a demand for payment was made during the time period beginning on the Closing Date and ending on the date that was three (3) months after the Closing Date. As security for purchasing the Noble Link Notes, the investors received a security interest in Allied Esports’ assets (second to any liens held by the landlord of the Las Vegas arena for property located in that arena), as well as a pledge of the equity of all of the entities comprising WPT, and a guarantee of the Former Parent and BRAC. Upon the closing of the Merger, the Noble Link Notes were convertible, at the option of the holder, into shares of AESE common stock at $8.50 per share. On August 5, 2019, the Noble Link Notes were amended pursuant to an Amendment and Acknowledgement Agreement as described below.

ALLIED ESPORTS ENTERTAINMENT, INC.

Notes to Condensed Consolidated Financial Statements

Pursuant to the Merger Agreement, on the Closing Date, in addition to the $4 million of Noble Link Notes, AESE assumed $10,000,000 of the convertible debt obligations of the Former Parent (the “Former Parent Notes”; see Note 4 - Reverse Merger and Recapitalization), such that the aggregate indebtedness of the Company pursuant to the Noble Link Notes and Bridge Notes (collectively, the “Notes”) is $14 million. The Notes bear interest at 12% per annum. Pursuant to the Amendment and Acknowledgement agreement discussed below, the Former Parent Notes are secured by all property and assets owned by AESE and its subsidiaries.

Pursuant to an Amendment and Acknowledgement Agreement dated August 5, 2019 (the “Amendment and Acknowledgement Agreement”), the Notes were amended such that the Notes mature one year and two weeks after the closing of the Merger (the “Maturity Date”). The Notes are convertible into shares of AESE common stock at any time between the Closing Date and the Maturity Date at a conversion price of $8.50 per share. Further, the minimum interest to be paid under each Note shall be the greater of (a) 18 months of accrued interest at 12% per annum; or (b) the sum of the actual interest accrued plus 6 months of additional interest at 12% per annum. The Company recorded interest expense of $411,433 and $469,296, respectively, related to the Notes during the three and nine months ended September 30, 2019.

Pursuant to the note purchase agreements entered into by the purchase of the Notes (the “Noteholders” and such agreements, the “Note Purchase Agreements”), upon the consummation of the Merger, each Noteholder received a five-year warrant to purchase their proportionate share of 532,000 shares of AESE common stock. In addition, pursuant to the Note Purchase Agreements, Noteholders are each entitled to their proportionate share of 3,846,153 shares of AESE common stock if such Noteholder’s Note is converted into AESE common stock and, at any time within five years after the date of the closing of the Mergers, the last exchange-reported sale price of AESE common stock is at or above $13.00 for thirty (30) consecutive calendar days (the “Contingent Consideration”).

The relative fair value of the warrants and the Contingent Consideration of $114,804 and $152,590, respectively, was recorded as debt discount and additional paid in capital. The Company recorded amortization of debt discount of $36,414 during the three and nine months ended September 30, 2019, which is included in interest expense on the accompanying condensed consolidated statements of operations. Unamortized debt discount is $230,980 at September 30, 2019.

Note 9 – Segment Data

Each of the Company’s business segments offer different, but synergistic products and services, and are managed separately, by different chief operating decision makers.

The Company’s business consists of three reportable segments:

•	Poker, gaming and entertainment, provided through WPT, including televised gaming and entertainment, land-based poker tournaments, online and mobile poker applications.
•	E-sports, provided through Allied Esports, including multiplayer video game competitions.
•	Corporate

ALLIED ESPORTS ENTERTAINMENT, INC.

Notes to Condensed Consolidated Financial Statements

The following tables present segment information for each of the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30, 2019				For the nine months ended September 30, 2019
	Gaming & Entertainment	E-sports	Corporate(1)	TOTAL	Gaming & Entertainment	E-sports	Corporate(1)	TOTAL

Revenues	$4,137,091	$1,904,450	$–	$6,041,541	$14,022,841	$5,592,094	$–	$19,614,935
Loss from Operations	$172,502	$2,984,047	$661,054	$3,817,603	$1,069,712	$8,685,384	$661,054	$10,416,151

	For the three months ended September 30, 2018				For the nine months ended September 30, 2018
	Gaming & Entertainment	E-sports	Corporate(1)	TOTAL	Gaming & Entertainment	E-sports	Corporate(1)	TOTAL

Revenues	$4,426,935	$1,053,306	$–	$5,480,241	$12,347,616	$2,851,680	$–	$15,199,296
Loss from Operations	$232,220	$6,184,578	$–	$6,416,798	$1,926,092	$20,673,388	$–	$22,599,480

	As of September 30, 2019				As of December 31, 2018
	Gaming & Entertainment	E-sports	Corporate(2)	TOTAL	Gaming & Entertainment	E-sports	Corporate(2)	TOTAL

Total Assets	$37,398,491	$22,347,135	$14,729,098	$74,474,724	$37,315,493	$27,931,444	$–	$65,246,937

__________________________

1)	Unallocated corporate operating losses result from general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from the Company’s identified segments and are included in General and Administrative expenses on the accompanying condensed consolidated statements of operations.
2)	Unallocated corporate assets not directly attributable to any one of the business segments.

Note 10 – Related Parties

Notes Payable to Former Parent

During the nine months ended September 30, 2018, the Company received proceeds of $11,174,913 from the issuance of notes payable to the Former Parent. During November and December 2018, as part of a corporate restructuring, all outstanding notes payable to Former Parent were converted to Former Parent’s equity, and all accrued interest related to the notes payable to Former Parent was forgiven and recorded as a contribution to capital.

Due to Former Parent

As of December 31, 2018, amounts due to the Former Parent of $33,019,510 consisted of payments of certain operating expenses, investing activities and financing activities made on behalf of the Company by the Former Parent. There was no stated interest rate or definitive repayment terms related to this liability. The weighted average balance of advances owed to the Former Parent was $20,143,485 during the nine months ended September 30, 2018 and was $32,788,017 for the period from January 1, 2019 through August 9, 2019. On August 9, 2019, all obligations to the Former Parent in the aggregate amount of $32,672,622 were satisfied in connection with the Merger. See Note 4 – Reverse Merger and Recapitalization, for additional details.

ALLIED ESPORTS ENTERTAINMENT, INC.

Notes to Condensed Consolidated Financial Statements

Note 11 – Commitments and Contingencies

Litigations, Claims, and Assessments

The Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business. While the outcome of these disputes, claims, liens and litigation matters cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the outcome of these matters will have a material adverse effect on the Company's combined financial position, results of operations or cash flows.

Employment Agreement

On November 5, 2019, the Company entered into an employment agreement (the “CEO Agreement”) with the Company’s Chief Executive Officer (“CEO”). The CEO Agreement is effective as of September 20, 2019. The CEO Agreement provides for a base salary of $300,000 per annum as well as annual incentive bonuses as determined by the Board of Directors, subject to the attainment of certain objectives. The CEO Agreement provides for severance equal to the twelve months of the CEO’s base salary. In connection with the CEO agreement, the CEO also received 17,668 of the Company’s restricted common stock, with a grant date value of $100,000, which vests one year from date of issuance (See Note 12 – Equity, Restricted Stock). The employment agreement expires on August 9, 2022 and may be extended for a period up to one year upon mutual written agreement by the CEO and the Company at least thirty days prior to expiration.

Consulting Agreement

On August 9, 2019 the Company entered into a consulting services agreement with a related party, Black Ridge Oil & Gas, the Company’s prior sponsor (“BROG”), pursuant to which BROG will provide administration and accounting services to the Company through December 31, 2019, in exchange for consulting fees in the aggregate of $348,853.

Operating Leases

On March 29, 2019, AEM entered into a 167-month operating lease for approximately 25,000 square feet of space located in Irvine, California (the “New Irvine Lease”) with respect to its operations. On June 15, 2019, the New Irvine Lease was amended to reduce the leased space to approximately 15,000 square feet. On August 9, 2019 the lease was assigned to WPT. The initial base rent pursuant to the leases, as amended, is $39,832 per month, increasing to $58,495 per month over the term of the lease. The New Irvine Lease also provides for a tenant improvement allowance of up to $1,352,790.

The Company’s aggregate rent expense incurred during the three and nine months ended September 30, 2019 amounted to $711,302 and $2,079,800, respectively, of which $96,278 and $288,835, respectively was capitalized into deferred production costs, $448,861 and $1,073,864, respectively, was included within in-person cost of revenues, and $166,163 and $717,102, respectively, was included within general administrative expenses on the condensed consolidated statements of operations. The Company’s aggregate rent expense incurred during the three and nine months ended September 30, 2018 amounted to $706,160 and $2,420,717, respectively, of which $96,278 and $288,835, respectively was capitalized into deferred production costs, $370,993 and $1,395,203, respectively, was included within in-person cost of revenues, and $238,889 and $736,679, respectively, was included within general administrative expenses on the condensed consolidated statements of operations.

Investment Agreements

In June 2019, the Company entered into an exclusive ten-year strategic investment and revenue sharing agreement (the “TV Azteca Agreement”) with TV Azteca, in order to expand the Allied Esports brand into Mexico. Pursuant to the terms of the TV Azteca Agreement, as amended, TV Azteca purchased 742,692 shares of AESE common stock for $5,000,000.

ALLIED ESPORTS ENTERTAINMENT, INC.

Notes to Condensed Consolidated Financial Statements

In connection with the TV Azteca Agreement, AESE will provide $7,000,000 to be used for various strategic initiatives including digital channel development, facility and flagship construction in Mexico, co-production of Spanish language content, platform localization, and marketing initiatives. The Company will be entitled to various revenues generated from the investment.

Currently, the Company has paid $3,500,000 with the rest of the payments as follows:

•	$1,500,000 payable on March 1, 2020;
•	$1,000,000 payable on March 1, 2021, and
•	$1,000,000 payable on March 1, 2022.

In June 2019, the Company entered into an agreement (the “Simon Agreement”) with Simon Equity Development, LLC (“Simon”), a shareholder of the Company, pursuant to which Allied Esports will conduct a series of mobile esports gaming tournaments and events at selected Simon shopping malls and online called the Simon Cup, and will also develop esports and gaming venues at certain Simon shopping malls in the U.S. The Simon Cup will be staged in each of 2019, 2020 and 2021. In connection with the Simon Agreement, AESE placed $5,000,000 of cash into an escrow account to be utilized for various strategic initiatives including the build-out of branded esports facilities at Simon malls, and esports event programs.

As of September 30, 2019, the balance in the escrow account is $4,950,000, which is shown as restricted cash on the accompanying condensed consolidated balance sheet. (See Note 13 – Subsequent Events).

Note 12 – Stockholder’s Equity

Share Purchase Agreements

On November 5, 2018, Allied Esports Media Inc. sold 1,199,191 shares of  restricted common stock (the “Employee Shares”), to certain employees and stakeholders of the Company, for consideration of $0.001 per share, which were exchanged for AESE common stock and warrants in connection with the recapitalization (See Note 4 - Reverse Merger and Recapitalization).

Equity Incentive Plan

On August 9, 2019, the Company’s Equity Incentive Plan (the “Incentive Plan”) was approved by the Company’s stockholders. The Incentive Plan is administered by the Board of Directors or a committee designated by the Board of Directors to do so. The effective date of the Incentive Plan is December 19, 2018. The Incentive Plan provides the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted common stock awards, restricted common stock unit awards, as well as other stock-based awards that are deemed to be consistent with the purposes of the plan. There are 5,000,000 shares of common stock reserved under the Incentive Plan, of which 4,519,607 shares remain available to be issued as of September 30, 2019.

Stock Options

On September 20, 2019 the Company issued ten-year options for the purchase of 400,000 shares of AESE common stock, with an exercise price of $5.66 per share, pursuant to the Incentive Plan. The options have a 4-year vesting term, and vest 25% on each anniversary of the date of grant. The options had an aggregate grant date fair value of $867,120, calculated using the Black-Scholes option pricing model, with the following assumptions used:

Risk free interest rate	1.74%
Expected term (years)	6.25 years
Expected volatility	36%
Expected dividends	0.0

ALLIED ESPORTS ENTERTAINMENT, INC.

Notes to Condensed Consolidated Financial Statements

The expected term used for options is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

The Company recorded stock-based compensation expense of $5,940 for the three and nine months ended September 30, 2019 related to stock options issued as compensation, which is included in general and administrative expense on the accompanying condensed consolidated statements of operations. As of September 30, 2019, there was $861,180 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the remaining vesting period of 3.97 years.

A summary of the option activity during the nine months ended September 30, 2019 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2019	–	–
Granted	400,000	$5.66
Exercised	–	–
Expired	–	–
Forfeited	–	–
Outstanding, September 30, 2019	400,000	$5.66	9.97	$–

Exercisable, September 30, 2019	–	$–	–	$–

Warrants

Prior to the Closing Date, BRAC issued 14,305,000 warrants (the “BRAC Warrants”) for the purchase of the Company’s common stock at $11.50 per share in connection with BRAC’s initial public offering. These previously issued BRAC Warrants are deemed to be issued in connection with the Merger, as a result of the reverse recapitalization.

As of result of the Merger, the Company issued to the former owners of Allied Esports and WPT five-year warrants to purchase an aggregate of 3,800,003 shares of common stock at a price of $11.50 per share and issued five-year warrants for the purchase of an aggregate of 532,000 shares of common stock to the Noteholders.

ALLIED ESPORTS ENTERTAINMENT, INC.

Notes to Condensed Consolidated Financial Statements

A summary of warrant activity during the nine months ended September 30, 2019 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, December 31, 2018	3,800,003	$11.50
Issued	14,837,000	$11.50
Exercised	–	–
Cancelled	–	–
Outstanding, September 30, 2019	18,637,003	$11.50	4.9	$–

Exercisable, September 30, 2019	18,637,003	$11.50	4.9	$–

Restricted Stock

On September 20, 2019 the Company issued an aggregate of 80,393 shares of restricted common stock, pursuant to the Incentive Plan, to certain members of the Board of Directors and Executives. The restricted common stock had an aggregate grant date fair value of $455,000, and vest on the one-year anniversary of the date of grant. The shares were valued at the trading price of the Company’s stock on the date of grant.

The Company recorded stock-based compensation expense of $12,467 for the three and nine months ended September 30, 2019 related to restricted common stock issued as compensation, which is recorded in general and administrative expenses on the accompanying condensed consolidated statements of operations. As of September 30, 2019, there was $442,533 of unrecognized stock-based compensation expense related to the restricted stock that will be recognized over the remaining vesting period of 0.97 years.

Equity Purchase Option

Prior to the Closing Date, BRAC sold an option to purchase of to 600,000 units, exercisable at $11.50 per Unit, in connection with BRAC’s initial public offering (the “Equity Purchase Option”). Each Unit consisted of one and one-tenth shares of common stock and a warrant to purchase one share of common stock at $11.50 per share. Effective upon the closing of the Merger, the units converted by their terms into the shares and warrants, and the option now represents the ability to buy such securities directly (and not units). The Equity Purchase Option may be exercised on either a cash or a cashless basis, at the holder’s option, and expires on October 4, 2022. These previously issued BRAC Shares and Warrant Purchase Options are deemed to be issued in connection with the Merger, as a result of the reverse recapitalization.

ALLIED ESPORTS ENTERTAINMENT, INC.

Notes to Condensed Consolidated Financial Statements

A summary of the Equity Purchase Option activity during the nine months ended September 30, 2019 is presented below:

	Number of	Weighted	Weighted
	Equity	Average	Average
	Purchase	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2019	–	–
Granted	600,000	$11.50
Exercised	–	–
Expired	–	–
Forfeited	–	–
Outstanding, September 30, 2019	600,000	$11.50	3.0	$–

Exercisable, September 30, 2019	600,000	$11.50	3.0	$–

Note 13 – Subsequent Events

On October 22, 2019, restricted cash in the amount of $1,300,000 was released from escrow in order to fund expenses incurred in connection with the Simon Cup (see Note 11 – Commitments and Contingencies).

Note 14 - Correction of Prior Period Net Loss Attributable to Non-Controlling Interest

Subsequent to the issuance of the Company’s Current Report on Form 8-K on August 15, 2019 (the “Report”), the Company determined that there was an error in the allocation of net loss attributable to controlling and non-controlling interests on the Condensed Combined Statements of Operations and Comprehensive Loss for the six months ended June 30, 2018, such that the net income attributable to non-controlling interests was overstated (and net loss attributable to the Parent was understated) by approximately $2.5 million. There was no effect of this error on the Condensed Combined Balance Sheet, on the Condensed Combined Statements of Changes in Parent’s Net Investment, or on the Condensed Combined Statements of Cash Flows contained in the Report. The Company evaluated the effect of this error and determined that the error was not qualitatively significant for the period presented.

The following tables summarize the impact of this error on the Condensed Combined Statements or Operations and Comprehensive Loss for the six months ended June 30, 2018:

	For the Six Months Ended June 30, 2018
	As Previously Reported	Adjustment	As Restated
Net Loss	$(17,612,354)	$–	$(17,612,354)
Net loss attributed to non-controlling interest	2,803,922	(2,476,820)	327,102
Net Loss Attributable to Parent	$(14,808,432)	$(2,476,820)	$(17,285,252)
Comprehensive Loss:
Net loss	$(17,612,354)	$–	$(17,612,354)
Other comprehensive loss:
Foreign currency translation gain (loss)	(183,027)	–	(183,027)
Total Comprehensive Loss	(17,795,381)	–	(17,795,381)
Less: comprehensive loss attributable to
non-controlling interest	2,803,922	(2,476,820)	327,102
Comprehensive loss attributable to Parent	$(14,991,459)	$(2,476,820)	$(17,468,279)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords

.

From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations and industry conditions are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “target,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes. Items making assumptions regarding actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements.

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made.

Readers are urged not to place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the United States Securities and Exchange Commission (the “SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

Background

Allied Esports Entertainment Inc., (“AESE”), ,formerly known as Black Ridge Acquisition Corp, or “BRAC”) was incorporated in Delaware on May 9, 2017 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”).

Allied Esports Media, Inc. (“AEM”), a Delaware corporation, was formed in November 2018 to act as a holding company for Allied Esports International Inc. (“Allied Esports”) and immediately prior to close of the Merger (see below) to also include Noble Link Global Limited (“Noble Link”). On December 19, 2018, BRAC Noble Link and AEM executed an Agreement and Plan of Reorganization (as amended, the “Merger Agreement”).

On August 9, 2019 (the “Closing Date”), Noble Link merged with and into AEM, with AEM being the surviving entity. Further, on the Closing Date, a subsidiary of AESE merged with and into AEM pursuant to the Merger Agreement with AEM being the surviving entity (the “Merger”). Allied Esports, together with its subsidiaries, owns and operates the esports-related businesses of AESE. Noble Link (prior to the Merger) and its wholly owned subsidiaries Peerless Media Limited, Club Services, Inc. and WPT Enterprises, Inc. operate the poker-related business of AESE and are collectively referred to herein as “World Poker Tour” or “WPT”.

The Company

AESE operates a premier public esports and entertainment company, consisting of the Allied Esports and World Poker Tour businesses. For the past 16 years of its 18-year history, WPT’s business model has successfully utilized the following three pillars in the sport of poker, which the Company believes can be utilized by Allied Esports:

•	in-person experiences;
•	developing multiplatform content; and
•	providing interactive services.

The Company plans to continue operating the WPT business and to utilize its business model to execute on its growth strategy in the multibillion-dollar esports industry. Allied Esports will do this by collaborating with its strategic investors, including certain affiliates of Simon Property Group, Inc. (collectively, “Simon”), a global leader in the ownership of premier shopping, dining, entertainment, and mixed-use destinations, and TV Azteca, a premier television network in Mexico, to deliver best-in-class live events, content and online products.

The Allied Esports Business

Gaming is one of the largest and fastest growing markets in the entertainment sector, with an estimated 2.2 billion gamers playing esports globally, and esports is the major driver of this growth. Esports, short for “electronic sports,” is a general label that comprises a diverse offering of competitive electronic games that gamers play against each other. Some of the popular esports games currently being played include Fortnite, League of Legends, Dota 2, Counter-Strike, Call of Duty, Overwatch and FIFA. Although you can play games on your own against the computer or console, one of the ways esports is different than video games of old is the community and spectator nature of esports, whereby competitive play against another person—either one-on-one or in teams—that is viewed by an online and in-person audience, is a central feature of esports. Since players play against each other online, a global network of players and viewers has developed as these players compete against each other worldwide. Additionally, game developers have greatly increased the watchability of games, which has made the spectator aspect of gaming much more prevalent and further driven expansion of the gaming market. The expanded reach of high-speed Internet service and the computer technology advances in the last decade have greatly accelerated the growth of esports. Esports has now become so popular that many schools offer scholarships in esports and the best-known esports teams are getting mainstream sponsorship and are being bought or invested in by celebrities, athletes and professional sports teams. The highest profile esports gamers have massive online audiences as they stream themselves playing against other players online and generate millions of dollars in sponsorship money and subscription fees from their online streaming channels. It is projected that by 2022, 645 million people will be watching esports globally, and that global esports revenue will grow to approximately $1.8 billion.

WPT successfully implemented a three-pillar strategy for over 16 years of its 18-year history. We believe this model can continue and also be applied to Allied Esports and the esports industry over time. Allied Esports intends to use those same pillars—in-person experiences, multiplatform content, and interactive services—independently and in connection with its strategic partners.

In June 2019, Allied Esports entered into a series of strategic transactions with certain affiliates of Simon, pursuant to which Allied Esports will organize and stage an esports event program called the Simon Cup at certain Simon shopping centers in the U.S. and online, as well as entering into an agreement with an affiliate of Simon, pursuant to which the affiliate made a $5 million equity investment into the Company. In June 2019 the Company also launched a strategic partnership with TV Azteca, a premier television network in Mexico. TV Azteca made a $5 million equity investment into the Company as part of its partnership.

In-person Experiences

Allied Esports will continue delivering first-in-class live experiences to customers at Allied Esports’ branded properties worldwide. Starting with the flagship esports arena, the HyperX Esports Arena Las Vegas, the HyperX Esports Studio in Germany and its affiliate arenas in Santa Ana and Oakland, California, China and Australia (planned opening in 2020), Allied Esports offers esports fans state-of-the-art facilities to compete against other players in esports competitions, host live events with esports superstars that stream to millions of viewers worldwide, produce and distribute incredible esports content with its on-site production facilities and studios and provide a perfect facility for hosting corporate events, tournaments, game launches or other events. Additionally, Allied Esports has two mobile esports arenas, which are 18-wheel semi-trailers that convert into first class esports arenas and competition stages with full content production capabilities and interactive talent studios. Through this worldwide network of arenas, Allied Esports believes it can offer customers an unmatched ability to participate in simultaneous global esports events and offer sponsors and partners a truly scalable global platform and audience to promote their businesses and products. Allied Esports’ flagship HyperX Esports Arena Las Vegas serves as a marquee destination for esports fans globally, which it hopes will become the Madison Square Garden or Yankee Stadium of esports.

Flagship Arenas. In March 2018, Allied Esports opened its first flagship arena, the HyperX Esports Arena Las Vegas, at the Luxor Casino on the Vegas strip, whose pyramid is one of the most visible landmarks in Las Vegas. This arena has 80 to 100 gaming stations, two bars, food service, private rooms, a production facility, and space for up to 1,000 people for events. The arena is custom-built for esports tournaments and has a broadcast-ready television studio to broadcast live events and produce content. Allied Esports monetizes the arena through renting the space for live events; merchandise sales; daily usage fees from day-to-day gamers using the gaming stations; food and beverage; and sponsorship (i.e., our HyperX naming rights relationship). Through the third quarter of 2019, the HyperX Esports Arena Las Vegas has held the following events:

Proprietary events by Allied Esports:

•	Allied Esports CES Showdown
•	Day One: The Division 2
•	PlayTime with KittyPlays 2
•	PlayTime with KittyPlays I
•	Nation Vs. Nation: USA vs. Mexico – English Broadcast
•	Allied Esports Rainbow Six Siege Vegas Minor
•	World Poker Tour
•	Glory Road: MKLeo vs. Samsora
•	Tuesday Faceoffs (Weekly)
•	Wednesday Whiffs
•	Apex Legends Game Night (Weekly)
•	Arena Showcase (Weekly)
•	Friday Frags (Weekly)
•	Saturday Night Speedway (Weekly)
•	UNLV Night (Monthly)

Other events hosted by Allied Esports

•	Nintendo Super Smash Bros Ultimate North America Open – Online Broadcast
•	Military Gaming League
•	Drone Racing League
•	World Poker Tour
•	Sony NAB Keynote Address Remote Integration Demonstration
•	BIG3 Draft for CBS Sports Network
•	NBA 2K League “THE TURN”
•	Dragon Ball Legends Showdown
•	NHL Gaming World Championship
•	Newegg Crown Royale
•	Twitch Prime Crown Cup
•	Red Bull Evo After Party
•	Newegg FragFest
•	HyperX Kickoff to WoW Classic
•	Esports Business Summit Tempest Awards

Affiliate Arenas. One of Allied Esports’ strategic advantages is its global network of esports arena partners, which enables it to host events, and promote competitions around the world, with those competitions culminating in live events held at the flagship arena in Las Vegas. Allied Esports achieves this through its Affiliate Program, which consists of strategic partnerships with third-party esports operators around the globe. Allied Esports generally charges these affiliates an upfront fee and a minimal annual revenue share of gross revenue, starting in the second year of the operation of the venue. Allied Esports’ brand visibility and reputation have already resulted in affiliate arrangements with arenas in California, China and a multi-year agreement with Fortress Esports Pty Ltd, a new gaming, esports and entertainment venue enterprise in Australia, which plans to open its first affiliate arena in Melbourne in 2020. This network of affiliate arenas allows Allied Esports to scale up its brand penetration worldwide on a rapid basis, driving more gamers into the Allied Esports ecosystem, with minimal costs to Allied Esports. Furthermore, the content that can be produced by these affiliate arenas can be on-sold by Allied Esports, with minimal production costs.

Mobile Arenas. The mobile arenas are 18-wheeler trucks that expand out into fully functional esports arenas with event hosting, broadcasting and production capabilities. The mobility of the trucks makes them ideal for sponsors to reach a large audience in multiple locations at an economical cost. The trucks serve as mobile billboards for potential third-party sponsorship, as well as the Allied Esports’ brand, providing highly visible brand presence wherever they appear. Allied Esports currently has two mobile arena trucks, with the first truck based in Germany and serving the European market, and a second truck based in Las Vegas and serving the U.S. market.

Strategic Investor Events. In addition to Allied Esports utilizing in-person experiences at its flagship, mobile and affiliate arenas, Allied Esports is leveraging its experience to develop events and content with its strategic investors, Simon and TV Azteca.

Moreover, Allied Esports is working with TV Azteca to create in-person experiences in Mexico. These events create content that will be used to populate the TV Azteca digital channel being developed by TV Azteca and Allied Esports.

Simon and Allied Esports are collaborating to create a new product offering focused on delivering esports experiences through integrated gaming venues and production facilities in select Simon shopping centers around the U.S. The in-center venues will be designed for tournament play and daily use with the capability to be expanded into common areas for larger esports activations and live events. On September 30, 2019, the two companies launched The Simon Cup, a co-branded esports competition and gaming tournament series of on-mall regional festivals combining online and in-person play at select Simon centers in the New York and Los Angeles markets, with the winners of the regionals moving on to HyperX Esports Arena Las Vegas for the final. As a premier esports facility, Allied Esports believes utilizing the Las Vegas arena will drive participants to the Simon Cup qualifying events and increase revenue for the Company.

Multiplatform Content: Leveraging Branded Properties and Strategic Partnerships to Develop Content

Allied Esports’ worldwide network of esports branded properties provides Allied Esports with a platform to develop an incredible amount of content to distribute via digital live streams, broadcast and cable, and social media outlets. Allied Esports believes that its arenas will draw top-level esports talent (such as professional streamer Ninja, who was the featured talent at a successful event at Allied Esports’ Las Vegas arena in April 2018) for purposes of hosting events and developing content, which it can distribute live, post-produce into fully-produced episodic content, or repackage for social media distribution. Allied Esports intends to monetize the content in multiple ways, including direct sales of the content, sponsorship revenue, and subscription and/or advertising fees for viewers of the content.

We believe Allied Esports’ ecosystem of esports branded properties gives it the reach, reputation and experience to produce world-class live events, in partnership with some of the most prominent names in the esports industry. These live events provide Allied Esports with the material to produce exciting content that can be distributed via three different formats, each of which has its own revenue generation model: live streaming, post-produced episodic content, and short-form repackaged content.

Live Streaming. Live streaming is by far the most popular esports content delivery channel today, as it offers the best interactive experiences for the audience. As discussed above, the vast improvements in technology and Internet service and speed have made live streaming with large audiences widely available. Well-known gamers live stream themselves playing their favorite games on any of the popular streaming services (Twitch, Mixer, YouTube Gaming, Facebook Gaming, etc.) to a worldwide audience. The streamers derive revenue from ad sales, sponsorship, subscription fees and gift payments from watchers. Through Allied Esports’ ecosystem of esports arenas, Allied Esports can offer streamers a large platform to put on live events that can be simultaneously streamed on both the streamer’s Twitch channel and on Allied Esports’ Twitch channel. An example is a streaming event Allied Esports held with one of the most prominent streamers in esports, Tyler Blevins, AKA Ninja, in April 2018. Famous for his streaming channel where he plays the popular esports game Fortnite, Ninja held a live event at the Las Vegas flagship arena that set records for Twitch live streams, with over 667,000 peak concurrent viewers and 2.4 million unique viewers. To put those audience numbers in perspective, those numbers are significantly higher than viewership of the average regular season NBA game in 2019. Allied Esports was able to sell multiple sponsorships for the event and earned significant revenue from the food and beverage, merchandise sales and usage fees from the gaming stations. Although huge audiences can be garnered through these live event streams, there are limitations on the streams, as they have a one-and-done nature; repeat viewing is not popular for these events, which limits the sponsorship opportunities. Furthermore, due to the live nature of these events and streams, it is difficult to create a narrative or tell a story to compel viewership past an initial viewing. This leads to Allied Esports’ development of post-produced episodic content.

Post-Produced Content. Allied Esports intends to develop esports entertainment programming around its live experiences and, using its experienced editing and production teams, create serial, episodic content and segments that tell compelling storylines around its gaming talent, in person experiences, and gaming events around the world. Allied Esports developed this technique through the WPT, who took the slow-paced game of poker and dramatized it and created storylines that made for exciting and compelling viewing. This post-produced content can be valuable real estate for sponsors, as Allied Esports can integrate sponsors seamlessly into the show in a way that feels organic to the viewers. Allied Esports can focus on different storylines, create excitement via editing and music inclusion, and generally elevate the production quality from that achievable in a live stream. Allied Esports can then monetize this episodic content via sponsorship (as described above), advertising, selling the content itself to third party distributors, or even use it as a marketing tool to drive customers to come to Allied Esports’ branded properties, buy its merchandise or otherwise interact with Allied Esports.

Repackaged Content. The vast library of content Allied Esports will develop from events can be cut into smaller clips that can be used as marketing and promotion of the Allied Esports brand on social media. Allied Esports can also edit content to create new content, such as “best of” shows, shows focusing on one particular game as played by multiple well-known streamers, regional shows focusing on talent from a particular country, and so on.

Allied Esports’ global esports branded properties ecosystem will create opportunities for live events which provide material to develop great content, all of which Allied Esports can monetize in multiple ways. The large customer base Allied Esports develops through these in-person experiences, live streams and content distribution will give it a customer base to launch interactive services.

Strategic Investor Content. Allied Esports will work with its strategic investors, Simon and TV Azteca, to create valuable in-person experiences and esports entertainment content to enhance our value proposition. Allied Esports and TV Azteca will work to develop content and programming formats to develop a digital esports entertainment channel (described below), and content produced from the Simon events will be developed and distributed on digital and non-digital media outlets to maximize the exposure and reach of our joint enterprises.

Allied Esports’ global esports arena ecosystem, anchored by Simon and TV Azteca, will create opportunities for live events which provide material to develop great content, all of which Allied Esports can monetize in multiple ways. The huge customer base Allied Esports develops through these in-person experiences, live streams and content distribution will give it a customer base to launch interactive services.

Interactive Services: Developing an Esports Entertainment Platform

Allied Esports intends to develop its own online platform where esports players and fans can watch, play and win with other members of the esports community and top esports personalities. The online platform will enable fans to compete against each other as well as participate in esports programs starring their favorite players. Subscriptions will provide members with exclusive access to numerous unique and proprietary experiences, products and services that are not available outside of Allied Esports’ ecosystem, such as exclusive online content, member-only tournaments, prizes and cash awards, exclusive live event and merchandise access, exclusive opportunities to be part of our entertainment programming, VIP treatment at Allied Esports’ arenas, and much more. As described above, Allied Esports intends to use the authenticity and reach driven by its in-person experiences and content viewership to drive platform adoption by esports fans. Allied Esports’ executive team has years of experience developing online platforms—its CEO, Frank NG, has managed and run online platforms with approximately 700 million registered users in China for over 14 years, and its COO, David Moon, has produced, published and operated numerous game services for over 20 years, including helping build NHN Corporation’s global footprint to over 1 million concurrent users. Furthermore, WPT has developed and operated its subscription platform for poker fans, ClubWPT, since 2010, and developed and operated a social poker product, PlayWPT, starting in 2016. PlayWPT was licensed to a third party in May of 2018.

Allied Esports intends to sequentially roll out platform features to support core strategic initiatives with its strategic investors, Simon and TV Azteca. The initial release of the platform will focus on supporting regular programs of esports experiences at Simon’s premiere centers across the U.S. The platform will subsequently be released in Mexico in partnership with TV Azteca, to support the participation, viewing, and monetization of esports events and programs, as well as the provision of a 24-hour digital esports entertainment channel. Allied Esports believes focusing on these two projects initially is the most efficient way to build brand equity, aggregate audience and build the initial user base that will propel Allied Esports’ platform in the future.

The WPT Business

The Company owns the World Poker Tour® (WPT®) – a premier name in internationally televised gaming and entertainment with brand presence in land-based poker tournaments, television, online and mobile. Leading innovation in the sport of poker since 2002, WPT helped ignite the global poker boom with the creation of a unique television show based on a series of high-stakes poker tournaments. WPT’s Tour Events are held at locations throughout the world and have awarded more than one billion in prize dollars in its 17-year history. WPT has broadcast globally in more than 150 countries and territories, and is currently producing its 18th season, which airs on FOX Sports Regional Networks in the United States. Season XVIII of WPT is sponsored by its online poker services, ClubWPT.com. WPT offers a suite of online poker services which it operates by itself and through its partners offering consumers the ability to access gaming content on a year-round 24/7 basis. ClubWPT.com is a unique online membership site that offers inside access to the WPT, as well as a sweepstakes-based poker club available in 35 states across the United States and Washington D.C., and four foreign countries with innovative features and state-of-the-art creative elements inspired by WPT’s 17 years of experience in gaming entertainment. In addition, WPT licenses its brand to social gaming sites through partners like Zynga as well as to educational learning platforms such as LearnWPT. These online products are scalable and offer geographic access that might be limited if WPT relied on tour stop participation alone. Additionally, WPT benefits from managing its own distribution business which currently has more than 1000 hours of broadcast-ready content, and offers demographically similar programming to its poker content, such as esports, golf and MMA. WPT uses this large suite of programming as leverage to seek preferred airtimes on its various distribution channels where it may promote its online products or offer airtime to sponsors in territories they seek to enter. WPT also participates in strategic brand license, partnership, sponsorship opportunities and music licensing. As described below, WPT applies a three-pillar model of in-person experiences, developing multiplatform content and providing interactive services, to the sport of poker.

In-person Experiences: Worldwide Poker Tournaments

World Poker Tour Events. The WPT is a sports league of affiliated poker tournaments that are held at prestigious casinos and poker rooms around the world. WPT licenses the WPT brand to these casinos and card rooms so that they can brand their poker tournaments as WPT events, and these events are integrated into WPT’s tour. These events form the backbone of WPT’s brand identity and have turned the WPT into one of the most recognizable names in gaming. WPT has developed different types of tours, generally distinguishable by the size of the buy-in for competitors in the applicable tour’s events. The WPT Main Tour events generally have the biggest buy-ins (usually between $3,500 and $10,000), are held at the largest and most prestigious casinos and card rooms and are attended by many of the top professional poker players in the world. The WPT DeepStacks Tour and WPT500 events are smaller than Main Tour events, with buy-ins ranging from $300 to $1,000, and are meant to cater to the lower- to medium-stakes players. In addition, through a third-party licensing arrangement, WPT licenses its name to a third party operating the WPT League, which are small bar-league poker events held at bars and clubs on a social basis. These live events create touchpoints to a large community of poker players to whom WPT can market other WPT live events, advertise and market its sponsor’s products, and push towards its interactive products. Furthermore, the live events create the content WPT uses to monetize its brand, as set forth below.

Multiplatform Content: The World Poker Tour Television Shows

The Content. WPT films the final table of six participants from a select group of WPT’s Main Tour stops, where the players compete for some of the poker world’s largest tournament prize pools. We then edit the footage from these tour stops, resulting in a series of one-hour or two-hour episodes which are distributed for telecast to both domestic audiences via our broadcast agreement with FSN, and international television audiences via numerous international distribution agreements. WPT has an agreement with Poker Go, a prominent poker-centric online platform, pursuant to which WPT live streams many of its events to Poker Go’s customer base. Many of WPT’s live events that are not broadcast on FSN are live streamed on Poker Go, which ensures almost all of WPT’s events are broadcast on some format. In addition, WPT films and produces special episodes based on a variety of non-traditional poker tournaments and/or cash games, which it also distributes for telecast along with the episodes based on WPT’s regular tour stops. Furthermore, WPT produces specialized shows meant to promote and market its ClubWPT membership site, such as its “King of the Club” shows in which ClubWPT members won the right, by winning certain tournaments on the ClubWPT platform, to play against each other for cash and prizes in a single-table tournament that was filmed and broadcast on FSN. WPT also filmed and prepared for distribution another series of shows to promote ClubWPT called “Challenge the Champs”, in which ClubWPT members who qualified on the ClubWPT platform got the chance to play against former WPT Main Tour champions for cash and prizes. These episodes premiered on FSN in August and September 2019.

WPT previously produced and broadcasted on FSN a series of shows called WPT Alpha8, based on a series of high-stakes poker tournaments with buy-ins of $100,000. In the Alpha8 events, the most elite high-stakes players in the world played in poker tournaments against one another in glamorous casinos and card rooms around the world, with the final eight players of each tournament filmed for production of the television episodes. The inaugural season of WPT Alpha8 began in 2013 and aired for three seasons, ending in 2016 and continues to be distributed internationally. WPT has continued to expand its global footprint by entering into an agreement with TV Azteca, pursuant to which WPT and TV Azteca are creating modified content using footage from WPT’s current library of content and translating the shows and integrating localized hosts for distribution in the territory of Mexico. This strategy of localizing WPT content has previously proven successful, namely in France, and we believe this localized content in the territory of Mexico will become a significant driver for a jointly owned social gaming platform. WPT and TV Azteca recently launched in beta this August 2019. Early interest in the show is high, with viewership already exceeding 3 million viewers of a single episode. In addition to the strategic advantage of the “World Poker Tour” and WPT-related brands, WPT has created significant efficiencies in its content programming through its affiliation and use of Allied ESports’ HyperX Esports Arena Las Vegas venue to film some of its Main Tour final tables and other special events. This change, which just began for Season 17, has significantly reduced production costs by reducing transportation and set up fees and has allowed for more content to be produced at a significantly more efficient cost. Moreover, by reducing the physical location needs from its casino partners that would otherwise be featured in a WPT televised event, WPT has greatly expanded the number of potential casino customers that can meet the requirements for hosting a WPT televised final table. Finally, WPT creates, owns and publishes its own music for WPT shows. In addition to receiving royalties for the music integrated into these programs, WPT has created a database of over 4,000 musical pieces which may be licensed for itself or for other third-party producers.

WPT Distribution Footprint. All of WPT’s content airs on FSN in the U.S., and in 21 different territories worldwide pursuant to licensing and distribution arrangements with various networks Virtually all of its 17-season poker library is fully available for distribution, providing hundreds of hours of top-tier broadcast grade poker sports content. WPT has greatly expanded the reach of its content by licensing it for broadcast on many digital platforms as well, such as PlutoTV, Unreel Entertainment, Samsung TV Plus, and many others. WPT does not receive fees from FSN for the domestic distribution of our content. Instead, WPT uses the WPT show to heavily promote its ClubWPT product and other online products and partnerships, such as Zynga’s WPT social poker game. WPT does provide FSN with a guaranteed revenue share from ClubWPT’s operations in exchange for significant promotion and distribution of the programs featuring ClubWPT marketing. This arrangement ensures that FSN has an incentive to keep WPT’s show on the air and to market and promote the show, as they share in the show’s success to the extent ClubWPT’s revenue increases. Since the ClubWPT customer base and broadcast television viewers are similar in demographics, the symbiotic relationship between FSN and WPT works well to keep WPT’s brand widely known and accessible to millions of people in the U.S. Internationally, some of WPT’s distribution partners pay WPT fees to broadcast content, but usually, WPT’s international revenues are based on distribution deals that pay via advertising time and sponsorship sales, as well as the intrinsic value of spreading WPT’s brand awareness worldwide. We expect the international reach of WPT-related shows to grow meaningfully starting in the third quarter of 2019, as a result of WPT’s strategic relationship agreement with TV Azteca. WPT receives additional fees from our digital distribution agreements, but again see these as brand-building exercises and as avenues to get more people exposure for WPT’s online products, sponsors and advertisers. In addition to its World Poker Tour content, WPT also distributes various sports and lifestyle programming through its distribution business. As a result, WPT now controls over 1000 hours of programming from which it may generate distribution fees, license fees, sponsorship revenue and music licensing revenue, as well as serving as a vehicle to promote its online gaming products worldwide. The ability to “bundle,” or offer large amounts of content, provides WPT distribution leverage in negotiating the amount of airings or preferred airing times of its content.

Sponsorship Revenue. Sponsorship revenue is the prime economic driver of the distribution of WPT content. WPT partners with prestigious brands, such as Dr. Pepper (soft drinks), Hublot (high-end timepieces), Rockstar (energy drinks), Baccarat (fine crystal), Party Poker (online gaming in Europe), and offers them the ability to become the “Official ________ of the World Poker Tour”. WPT is able to seamlessly integrate its sponsors into the WPT television show by displaying sponsors on poker tables, on television sets, and specialized segments that are brought to viewers by the applicable sponsor. By integrating WPT’s sponsors into the show, WPT provides a powerful marketing tool in that viewers are seeing the sponsor as part of the show they are watching, as opposed to an advertisement that they may mute or skip if possible. WPT’s live events also offer WPT sponsors a great advertising platform to market directly to WPT players via signage, product sampling suites, flyers, and similar marketing endeavors.

Interactive Services: Poker Platforms.

WPT’s live events all over the world and distribution of its content via broadcast, streaming and social media, allow WPT to generate significant marketing opportunities for both its sponsors and its own products. WPT has taken advantage of this marketing arm to promote several interactive products: ClubWPT, its subscription-based online poker club that WPT owns and operates, which also offers social poker; PlayWPT, a web and mobile social poker product that is operated by a third party utilizing software and branding that WPT licenses to such provider; Zynga Poker, who operates one of the world’s largest social poker products, to whom WPT has licensed its brand for certain WPT-branded poker tournaments on their platform; and HongKong Triple Sevens Interactive Co., Ltd, who licenses WPT’s Alpha8 brand to operate a social poker product they are in the process of developing.

ClubWPT. WPT’s subscription-based online club, ClubWPT.com, is operated in accordance with the principles of sweepstakes law and is available in 36 U.S. states and territories and four foreign countries. A free alternative means of entry is offered for participants who wish to play in the tournaments but do not wish to purchase the other membership benefits. VIP members can play poker to win a share of $100,000 in cash and prizes every month, including seats in live WPT poker tournaments. Other benefits include access to every season of the WPT television series and all related content, discounted tickets to live events through ScoreBig, everyday savings for everyday things via the ClubWPT Entertainment Savers Guide, and other member benefits. In January of 2019, WPT added freemium social poker and casino gaming on the platform. Since that time, daily active revenue has risen steadily, and we anticipate the freemium products on the platform will be a meaningful driver of ClubWPT revenue going forward. The subscription fee for ClubWPT remains the same each month and players are not allowed to wager actual money online. One must be eighteen or older to participate.

Zynga Poker. WPT entered into a 3-year licensing agreement with Zynga, Inc. in 2018 pursuant to which Zynga agreed to pay WPT $3 million per year in exchange for the right to license the WPT name and brand to its massive social gaming database for WPT-branded poker tournaments on the Zynga social poker platform. WPT supports Zynga’s efforts through extensive marketing of its brand through its marketing network which includes its television programs, advertisements, and social media channels. Zynga has further used the WPT tournaments as a vehicle to reward their players through qualifying players to play in real money poker tournaments at WPT affiliated casinos. The partnership means that the Zynga and WPT brands elevate each other’s profile in the poker community through millions of impressions annually.

PlayWPT and Alpha8 Social Poker. WPT’s 3-year license agreements for PlayWPT and the Alpha8 social poker product that each commenced in 2018 provide WPT with a share of all revenue generated on those respective platforms, with annual minimums of the greater of $500,000 or 20% of revenue generated for PlayWPT, and the greater of $200,000 or 20% of revenue generated for the Alpha8 social poker product. These arrangements offer WPT significant annual payments based on the value and prestige of WPT’s brands and WPT’s ability to market and promote the platforms.

In addition to the three-pillar approach to monetizing the WPT brands as described above, WPT has also been able to combine these approaches in a regional manner to create localized versions of the WPT in other parts of the world. For example, WPT has an agreement with Adda52, one of the largest online poker operators in India, pursuant to which Adda52 utilizes WPT brands to put on WPT-branded tournaments, create and sell WPT merchandise, sponsor and distribute WPT content, and otherwise market and promote their own products using the WPT name. WPT had a similar arrangement for the Asia-Pacific region with WPT’s former parent company, Ourgame International Holdings, Limited (“Ourgame”), and is negotiating similar arrangements with parties in other parts of the world, such as Latin America. These brand licensing arrangements not only provide WPT with revenue derived from upfront payments and revenue share, but they broaden WPT’s brand reach in localized ways to parts of the world that WPT would be hard-pressed to effectively market to on its own. WPT believes that this increased reach will have long-term benefits to WPT’s brand image and profitability.

Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes included herein. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, or beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Current Report on Form 10-Q particularly in “Risk Factors.” The Company assumes no obligation to update any of these forward-looking statements.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

	For the			Percentage of Revenue
	Three Months Ended		Increase	Three months ended
	September 30		(Decrease)	September 30,
in thousands, except for percentage of revenue data	2019	2018		2019	2018

Revenues
In-person	$2,587	$2,202	$385	42.8%	40.2%
Multiplatform content	1,031	950	81	17.1%	17.3%
Interactive	2,423	2,328	95	40.1%	42.5%
Total Revenues	6,041	5,480	561	100.0%	100.0%
Costs and expenses
In-person (exclusive of depreciation and amortization)	1,196	975	221	19.8%	17.8%
Multiplatform content (exclusive of depreciation and amortization)	787	860	(73)	13.0%	15.7%
Interactive (exclusive of depreciation and amortization)	569	613	(44)	9.4%	11.2%
Online operating expenses	173	130	43	2.9%	2.4%
Selling and marketing expenses	706	303	403	11.7%	5.5%
General and administrative expenses	4,712	3,871	841	78.0%	70.6%
Depreciation and amortization	1,716	1,893	(177)	28.4%	34.5%
Impairment expense	–	3,253	(3,253)	0.0%	59.4%
Total Costs and Expenses	9,859	11,898	(2,039)
Loss From Operations	(3,818)	(6,418)	2,600	-63.2%	-117.1%
Other income	16	103	(87)	0.3%	1.9%
Interest expense	(451)	(564)	113	-7.5%	-10.3%
Foreign currency exchange income (loss)	–	114	(114)	0.0%	2.1%
Net Loss	(4,253)	(6,765)	2,512	-70.4%	-123.4%
Net loss attributed to non-controlling interest	–	(77)	77	0.0%	-1.4%
Net Loss Attributable to Allied Esports Entertainment, Inc.	$(4,253)	$(6,688)	$2,435	-70.4%	-122.0%

Revenues

In-person revenues increased by approximately $385 thousand, or 17%, to approximately $2.6 million for the three months ended September 30, 2019 from approximately $2.2 million for the three months ended September 30, 2018. The increase in in-person revenues is driven by the Allied business, particularly revenue generated from Allied’s flagship HyperX Esports Arena Las Vegas, which opened its doors in March of 2018. Allied’s revenues as a group increased by approximately $851 thousand for the three months ended September 30, 2019 compared to the same period in 2018. This was largely a result of an increase in revenues at Allied’s Las Vegas arena, which had one more major event in the 2019 period as compared to the 2018 period, and gaming truck events. WPT casino revenue decreased approximately $467 thousand for the three months ended September 30, 2019 compared to the same period in 2018 as the timing of events was not consistent between periods.

Multiplatform content revenues increased by approximately $81 thousand, or 9%, to approximately $1.0 million for the three months ended September 30, 2019 from approximately $0.9 million for the three months ended September 30, 2018. The increase in multiplatform content revenues all relate to the WPT business with increased sponsorship revenue of $224 thousand being the greatest contributor. Offsetting the increase in sponsorship revenue, music royalty revenue decreased by $139 thousand.

Interactive revenues increased by approximately $95 thousand, or 4%, to approximately $2.4 million for the three months ended September 30, 2019 from approximately $2.3 million for the three months ended September 30, 2018. The increase in interactive revenues all relates to the WPT business. Increases in product licensing revenue ($17 thousand), social gaming revenue ($152 thousand) and subscription revenue ($41 thousand) were the primary drivers for the increase. WPT managed PlayWPT in-house in 2018 but has licensed out the product resulting in a $158 thousand decrease in the 2019 period as compared to the 2018 period.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) increased by approximately $221 thousand, or 23%, to approximately $1.2 million for the three months ended September 30, 2019 from approximately $1.0 million for the three months ended September 30, 2018. The increase in in-person costs was due to an increase in cost of events during the period.

Multiplatform content costs (exclusive of depreciation and amortization) decreased by approximately $73 thousand, or 8%, to approximately $0.8 million for the three months ended September 30, 2019 from approximately $0.9 million for the three months ended September 30, 2018, primarily due to a decrease in commissions.

Interactive costs (exclusive of depreciation and amortization) decreased by approximately $44 thousand, or 7%, to approximately $0.6 million for the three months ended September 30, 2019 from approximately $0.6 million for the three months ended September 30, 2018. The decrease in interactive costs relates to a decrease of $68 thousand in subscription costs when compared to the same period in 2018.

Online operating expenses increased by approximately $43 thousand, or 33%, to approximately $0.2 million for the three months ended September 30, 2019 from approximately $0.1 million for the three months ended September 30, 2018.

Selling and marketing expenses increased by approximately $0.4 million, or 133%, to approximately $0.7 million for the three months ended September 30, 2019 from approximately $0.3 million for the three months ended September 30, 2018. The increase in selling and marketing expenses is partially related to an increase in Allied’s advertising and promotion expense of approximately $251 thousand primarily pertaining to the promotions for Allied’s flagship arena in Las Vegas. WPT had increases in event costs of approximately $152 thousand primarily related to the new Party Poker Live events that were not held in the three months ended September 30, 2018.

General and administrative expenses increased by approximately $0.8 million, or 22%, to approximately $4.7 million for the three months ended September 30, 2019 from approximately $3.9 million for the three months ended September 30, 2018. The increase in general and administrative costs primarily relates to increased accounting, legal, and consulting fees with increased activity resulting from the costs of being a public company and preparing filings.

Depreciation and amortization decreased by approximately $177 thousand, or 9%, to approximately $1.7 million for the three months ended September 30, 2019 from approximately $1.9 million for the three months ended September 30, 2018. WPT depreciation and amortization decreased by $464 thousand for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to assets becoming fully depreciated and amortized. Offsetting the decrease in WPT depreciation and amortization, Allied had increased depreciation of $288 thousand related to the Las Vegas arena and truck assets being depreciated for a full year in 2019.

Impairment of investment in Esports Arena LLC (“ESA”) was approximately $3.3 million for the three months ended September 30, 2018 while there was no impairment recorded for the three months ended September 30, 2019. The losses were the result of the derecognition and disposal of the assets, liabilities and equity of an investment made in 2018 by Allied for which Allied conveyed a portion of its membership interests to the former non-controlling interest members in order to reduce its ongoing contribution requirements, thus reducing its membership interest to non-voting 25 percent equity interest.

Interest expense

Interest expense was approximately $0.5 million and approximately $0.6 million for the three months ended September 30, 2019 and 2018, respectively. The 2019 interest relates to $14 million of convertible debt, $10 million of which was assumed in the Merger on August 9, 2019 and $4 million of which was incurred in May 2019. All of the interest in the 2018 period was related to loans to Allied from its parent company, Ourgame, and/or affiliates to fund operating and capital costs. The loans from Ourgame were converted to equity in November 2018.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

	For the			Percentage of Revenue
	Nine Months Ended		Increase	Nine months ended
	September 30		(Decrease)	September 30,
in thousands, except for percentage of revenue data	2019	2018		2019	2018

Revenues
In-person	$8,888	$6,068	$2,820	45.3%	39.9%
Multiplatform content	3,540	2,121	1,419	18.0%	14.0%
Interactive	7,187	7,010	177	36.7%	46.1%
Total Revenues	19,615	15,199	4,416	100.0%	100.0%
Costs and expenses
In-person (exclusive of depreciation and amortization)	2,901	3,993	(1,092)	14.8%	26.3%
Multiplatform content (exclusive of depreciation and amortization)	2,908	2,034	874	14.8%	13.4%
Interactive (exclusive of depreciation and amortization)	1,975	1,903	72	10.1%	12.5%
Online operating expenses	489	1,542	(1,053)	2.5%	10.1%
Selling and marketing expenses	2,645	3,143	(498)	13.5%	20.7%
General and administrative expenses	13,378	12,365	1,013	68.2%	81.4%
Depreciation and amortization	5,134	5,229	(95)	26.2%	34.4%
Impairment expense	600	7,590	(6,990)	3.1%	49.9%
Total Costs and Expenses	30,030	37,799	(7,769)
Loss From Operations	(10,415)	(22,600)	12,185	-53.1%	-148.7%
Other income	16	115	(99)	0.1%	0.8%
Interest expense	(519)	(1,878)	1,359	-2.6%	-12.4%
Foreign currency exchange income (loss)	–	(15)	15	0.0%	-0.1%
Net Loss	(10,918)	(24,378)	13,460	-55.7%	-160.4%
Net loss attributed to non-controlling interest	–	(404)	404	0.0%	-2.7%
Net Loss Attributable to Allied Esports Entertainment, Inc.	$(10,918)	$(23,974)	$13,056	-55.7%	-157.7%

Revenues

In-person revenues increased by approximately $2.8 million, or 46%, to approximately $8.9 million for the nine months ended September 30, 2019 from approximately $6.1 million for the nine months ended September 30, 2018. The increase in in-person revenues is driven by the Allied business, particularly revenue generated from Allied’s flagship HyperX Esports Arena Las Vegas, which opened its doors in March of 2018. Allied’s revenues as a group increased by approximately $2.7 million for the nine months ended September 30, 2019 compared to the same period in 2018. This was largely a result of an increase in revenues at Allied’s Las Vegas Arena, with 15 events held in 2019 and 5 events in 2018 and gaming truck events. WPT casino revenue increased approximately $79 thousand for the nine months ended September 30, 2019 compared to the same period in 2018.

Multiplatform content revenues increased by approximately $1.4 million, or 67%, to approximately $3.5 million for the nine months ended September 30, 2019 from approximately $2.1 million for the nine months ended September 30, 2018. The increase in multiplatform content revenues all relate to the WPT business with increases in distribution revenue ($552 thousand) due to an increase in distribution channels, sponsorship revenue ($476 thousand) due to the PartyPoker Live sponsorship deal and music revenue ($406 thousand) offset by a decrease in online advertising revenue of $15 thousand.

Interactive revenues increased by approximately $177 thousand, or 3%, to approximately $7.2 million for the nine months ended September 30, 2019 from approximately $7.0 million for the nine months ended September 30, 2018. The increase in interactive revenues all relates to the WPT business and primarily pertains to increases in 3rd party virtual products revenue of approximately ($301 thousand) and product licensing revenue ($148 thousand). WPT managed PlayWPT in-house in 2018 but has licensed out the product resulting in a $265 thousand decrease in the 2019 period as compared to the 2018 period.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $1.1 million, or 27%, to approximately $2.9 million for the nine months ended September 30, 2019 from approximately $4.0 million for the nine months ended September 30, 2018. The decrease in in-person costs was due to the reduction in expenses related to the Esports Arenas Santa Ana and Oakland which are not consolidated in the nine months ended September 30, 2019 due to the reduction in ownership. In-person costs of $1,309,595 were recorded related to the Esports Arenas in Santa Ana and Oakland during the nine-months ended September 30, 2018. Due to the deconsolidation of ESA, there were no costs included for these arenas during the nine months ended September 30, 2019.

Multiplatform content costs (exclusive of depreciation and amortization) increased by approximately $0.9 million, or 43%, to approximately $2.9 million for the nine months ended September 30, 2019 from approximately $2.0 million for the nine months ended September 30, 2018. The increase in multiplatform content costs was primarily due to an increase in production costs.

Interactive costs (exclusive of depreciation and amortization) increased by approximately $72 thousand, or 4%, to approximately $2.0 million for the nine months ended September 30, 2019 from approximately $1.9 million for the nine months ended September 30, 2018. The increase in interactive costs relates to an increase in revenue share cost of $133 thousand in 2019 as compared to 2018 for WPT. There was also an increase in revenue share costs of $96 thousand for the new social product. Offsetting the increases was a decrease of $40 thousand in prize pool over the same period in 2018, lower processing fees of $87 thousand and fewer chargebacks of $21 thousand.

Online operating expenses decreased by approximately $1.0 million, or 68%, to approximately $0.5 million for the nine months ended September 30, 2019 from approximately $1.5 million for the nine months ended September 30, 2018, primarily due to a decrease in development and hosting for the PlayWPT platform which is now operated by a third party.

Selling and marketing expenses decreased by approximately $0.5 million, or 16%, to approximately $2.6 million for the nine months ended September 30, 2019 from approximately $3.1 million for the nine months ended September 30, 2018. The decrease in selling and marketing expenses is related to a decrease in Allied’s advertising and promotion expense of approximately $242 thousand primarily pertaining to the grand opening of Allied’s flagship arena in Las Vegas in early 2018. WPT had decreases in selling and marketing costs of totaling approximately $260 thousand including $81 thousand in decreased advertising, a $129 thousand decrease in agency and other promotional activities, $212 thousand in content related marketing, and offset by a $159 thousand increase in the costs incurred at events.

General and administrative expenses increased by approximately $1.0 million, or 8%, to approximately $13.4 million for the nine months ended September 30, 2019 from approximately $12.4 million for the nine months ended September 30, 2018. The increase in general and administrative expenses related primarily to the WPT business increase in general and administrative costs of approximately $2.0 million largely due to a credit of $0.8 million in 2018 resulting from a change in incentive structures. WPT also incurred an increase of $527 thousand in audit and legal and consulting costs primarily in preparation for the Merger. WPT also incurred $241 thousand of additional rent relating to the new Irvine lease. Allied’s general and administrative expenses decreased by $1.6 million due to a reduction in overall general corporate expenses that were related to the exclusion of Esports Arenas Santa Ana and Oakland expenses due to deconsolidation in the nine months ended September 30, 2019 and grand opening of the Las Vegas arena in 2018. Allied also incurred an increase of $587 thousand in audit and legal and consulting costs primarily in preparation for the Merger. Additional increases of $474 thousand at the corporate level including management fees of $153 thousand paid to Black Ridge Oil & Gas, Inc., the Company’s prior sponsor (the “Sponsor”) per a management fee contract that runs through December of 2019 and legal fees of $165 thousand related to the Merger and subsequent filings.

Depreciation and amortization decreased by approximately $0.1 million, or 2%, to approximately $5.1 million for the nine months ended September 30, 2019 from approximately $5.2 million for the nine months ended September 30, 2018. Decreases in depreciation of fixed assets and amortization of intangibles resulting from assets being fully depreciated were partially offset by the increase in depreciation expense related to the Las Vegas arena which was put into service in March of 2018.

Impairment of investment in ESA was approximately $0.6 million for the nine months ended September 30, 2019 and $7.6 million for the nine months ended September 30, 2018. The losses were the result of the derecognition and disposal of the assets, liabilities and equity of an investment made in 2018 by Allied for which Allied conveyed a portion of its membership interests to the former non-controlling interest members in order to reduce its ongoing contribution requirements, thus reducing its membership interest to a non-voting 25 percent equity interest.

Interest expense

Interest expense was approximately $0.5 million and approximately $1.9 million for the nine months ended September 30, 2019 and 2018, respectively. The 2019 interest relates to $14 million of convertible debt, $10 million of which was assumed in the Merger on August 9, 2019 and $4 million of which was incurred in May 2019 including amortized discount. All of the interest in the 2018 period was related to loans to Allied from Ourgame and/or affiliates to fund operating and capital costs. The loans from Ourgame were converted to equity in November 2018.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at September 30, 2019 and December 31, 2018, respectively.

	September 30, 2019	December 31, 2018
(in thousands)
Current Assets	$18,458	$12,716
Current Liabilities	$23,144	$39,842
Working Capital Deficit	$(4,686)	$(27,126)

The Company’s primary sources of liquidity and capital resources are cash on the balance sheet and funds raised through debt or equity financing.

As of September 30, 2019, we had cash and a working capital deficit of approximately $9.4 million (not including approximately $5.0 million of restricted cash) and $4.7 million, respectively. For the nine months ended September 30, 2019 and 2018, we incurred net losses of approximately $10.9 million and $24.4 million, respectively, and used cash in operations of approximately $7.8 million and $11.2 million, respectively. The aforementioned factors raise substantial doubt about our ability to continue as a going concern within one year after the issuance date of our condensed consolidated financial statements.

The Company’s continuation is dependent upon attaining and maintaining profitable operations and the ability to generate positive cash flow from the various revenue sources it is pursuing. Until that time, we will need to raise additional capital to fund the operation at adequate levels to achieve our objectives. There can be no assurance that we will be able to close on sufficient financing to meet our needs. To date, in addition to our revenues, our operations have relied heavily on investment from Ourgame by means of operation support and through the issuance of debt.

We continue to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing or other means, including equity financing in the capital markets now available to us. We may also seek to leverage our strategic partnerships to alter capital requirements or expand our available financing network. However, we may not be successful in identifying suitable or reasonably priced funding and/or alternative funding options in a sufficient time period or at all. If we are unable to obtain the requisite amount of financing needed to fund its planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, divest, or even cease, certain operations.

Convertible Debt

On May 15, 2019, Noble Link issued a series of secured convertible promissory notes (the “Notes”) whereby investors provided Noble Link with $4 million to be used for the operations of the Company. The Notes, which were amended as set forth below, accrue annual interest at 12%; provided that no interest is payable in the event the Notes are converted into common stock as described below. The Notes were due and payable on the first to occur of (i) the one-year anniversary of the issuance date, or (ii) the date on which a demand for payment is made during the time period beginning on the Closing Date of the Merger and the date that is three (3) months after the Closing Date of the Merger (during which time the investors could also elect to convert their respective Notes into shares of common stock at $8.50 per share). If a Note were paid by the Company, the investor would have received one year of interest. As security for purchasing the Notes, the investors received a security interest in Allied Esports’ assets (second to any liens held by the landlord of the Las Vegas arena for property located in that arena), as well as a pledge of the equity of all of the entities comprising WPT, and a guarantee of Ourgame and the Company.

Pursuant to the Merger Agreement, on the Closing Date, in addition to the $4 million of Notes, the Company also assumed $10 million of the convertible debt obligations of Ourgame (together with the Notes, the “Bridge Notes”), such that the aggregate indebtedness of the Company pursuant to the Bridge Notes is $14 million. The Bridge Notes bear interest at 12% per annum. Pursuant to the Amendment and Acknowledgement agreement discussed below, the Bridge Notes are secured by all property and assets owned by AESE and its subsidiaries.

On August 5, 2019, the Company entered into an Amendment and Acknowledgement Agreement (the “Acknowledgement Agreement”) pursuant to which the parties amended the terms of the Bridge Notes. Pursuant to the Acknowledgement Agreement, the Bridge Note Holders (the “Holders”) have agreed to defer repayment of the Bridge Notes to August 23, 2020 (the “Maturity Date”). In consideration of agreeing to the deferred repayment, the Holders will be paid the higher of (i) 18 months of interest, or (ii) the amount the applicable Holder would have received in interest under their particular Bridge Note plus an additional six months of interest, solely to the extent any Holder elects not to convert their Bridge Note into our common stock. Black Ridge Oil & Gas, Inc, the Company’s prior sponsor, has also agreed that it will not make any further transfer of its initial shares, subject to certain exceptions, until the debt is repaid. The Bridge Notes are convertible at any time by any Holder until the Maturity Date, into common shares that are freely tradable without restriction, at $8.50 per share.

At the Closing, each Holder received a five-year warrant to purchase shares of common stock in an amount equal to the product of (i) 3,800,000 shares, multiplied by (ii) the Holder’s investment amount, divided by (iii) $100,000,000. The warrants are exercisable at an exercise price of $11.50 per share, commencing on September 9, 2019.

If any Holder elects to convert their Bridge Note into common stock, they would be entitled to receive additional shares of common stock equal to the product of (i) 3,846,153 shares, multiplied by (ii) that Holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after the Closing Date, the last exchange-reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days.

Cash Flows from Operating, Investing and Financing Activities

The tables below summarize cash flows for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018
(in thousands)
Net cash provided by (used in)
Operating activities	$(7,751)	$(11,232)
Investing activities	$7,930	$(22,725)
Financing activities	$3,653	$30,444

Net Cash Used in Operating Activities

Net cash used in operating activities primarily represents the results of operations exclusive of non-cash expenses, including depreciation, amortization, losses on disposal of assets, stock-based compensation and the impact of changes in operating assets and liabilities.

Net cash used in operating activities for the nine months ended September 30, 2019 and 2018 was approximately $7.8 million and $11.2 million, representing decrease of $3.4 million. During the nine months ended September 30, 2019 and 2018, the net cash used in operating activities was primarily attributable to the net loss of approximately $10.9 million and $24.4 million, respectively, adjusted for approximately $6.1 million and $14.6 million, respectively, of net non-cash expenses, and approximately $2.9 million and $1.3 million, respectively, of cash used by changes in the levels of operating assets and liabilities. The reduction in net loss was driven by increased sales, primarily from increased in-person revenues generated from Allied’s Las Vegas arena as well as an increase in truck revenue and events revenue and a reduction in impairment expenses of approximately $7.0 million.

Net Cash Provided By (Used in) Investing Activities

Net cash used in investing activities primarily relates to the purchase of property and equipment and other investment activity.

Net cash provided by investing activities for the nine months ended September 30, 2019 was approximately $7.9 million as compared to net cash used in investing activities of approximately $22.7 million for the nine months ended September 30, 2018, a difference of approximately $30.6 million. In the 2019 period, the Company acquired net cash of approximately $14.9 million as a result of the Merger. Aside from the cash acquired in the Merger, the Company used $7.0 million and $22.7 million in investing activities. The primary driver for the decrease in cash used for investing activities was purchases of property and equipment that decreased from $16.8 million in 2018 to $2.2 million in 2019 as the construction and completion of Allied’s Las Vegas arena occurred in 2018. Additionally, the Company’s investment in ESA dropped from $5.9 million in 2018 to $1.2 million in 2019. In 2019, the Company invested $3.5 million with TV Azteca as part of a Strategic Investment Agreement, which will be used for various strategic initiatives aimed to expand the Allied Esports brand into Mexico.

Net Cash Provided by Financing Activities

Net cash provided by financing activities primarily relates to the proceeds from cash infusions from Ourgame in the form of notes or intercompany payables and the issuance of Allied Esports’ line of credit in 2018 and the issuance of convertible notes in 2019.

Net cash provided by financing activities for the nine months ended September 30, 2019 was approximately $3.7 million as compared to approximately $30.4 million for the nine months ended September 30, 2018, a net decrease of approximately $26.7 million. The primary driver for the decrease was a net decrease in cash infusions from the Company’s former parent, Ourgame, from $25.4 million in cash received in 2018 as compared $0.3 million of cash repaid to Ourgame in 2019. In the 2019 period, the Company raised cash through the issuance issued $4.0 million of convertible debt. The cash infusions in the nine months ended September 30, 2018 were primarily used for the construction and completion of Allied’s Las Vegas arena.

Capital Expenditures

The Company will require continual investment to facilitate its growth plans. As a result, we plan to pivot our business goals to focus on expanding and strengthening our strategic partnerships and developing other potential avenues of business, which we are in the process of finalizing. We will provide further updates in future filings as we update our business plans.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing activities, nor does the Company have any interest in entities referred to as variable interest entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates estimates and judgments based on historical experience and other relevant facts and circumstances.

The Company discusses its significant estimates used in the preparation of the financial statements in the notes accompanying the financial statements. Listed below are the accounting policies the Company believes are critical to its financial statements due to the degree of uncertainty regarding the estimates or assumptions involved.

Impairment of Long-Lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized for the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the year ended December 31, 2018 the Company recorded an aggregate of $1,005,292 for impairment charges related to deferred production costs and intangible assets and recorded an impairment charge of $9,683,158 related to its investment in ESA. During the nine months ended September 30, 2019 the Company recorded an impairment charge of $600,000 related to its investment in ESA.

Deferred Production Costs

Capitalized production costs represent the costs incurred to develop and produce the Company’s proprietary shows. These costs primarily consist of labor, equipment, production overhead costs and travel expenses. Capitalized production costs are stated at the lower of cost, less accumulated amortization and tax credits, if applicable, or fair value. Production costs in an amount up to the amount of ultimate revenue expected to be earned from the related production are capitalized in accordance with FASB ASC Topic 926-20-50-2 “Other Assets – Film Costs” and are amortized over the expected revenue period using a ratio of revenue earned during the period to estimated ultimate revenues for the related production. Costs incurred in excess of expected ultimate revenue are expensed as incurred and included in multiplatform content costs in the accompanying combined statements of operations. Unamortized capitalized production costs are evaluated for impairment at each reporting period on a season-by-season basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that season, the unamortized capitalized production costs will be written down to fair value.

Due to the inherent uncertainties involved in making such estimates of revenues and expenses, these estimates are likely to differ to some extent from actual results. The Company’s management regularly reviews and revises when necessary its revenue and cost estimates, which may result in a change in the rate of amortization of film costs, participations and residuals and/or write-down of all or a portion of the unamortized deferred production costs to its estimated fair value.

Revenue Recognition

We recognize revenue from the following sources:

•	Multiplatform content revenue is comprised of distribution revenue, sponsorship revenue, music royalty revenue and online advertising revenue.
•	Interactive revenue is primarily comprised of subscription revenue, licensing, social gaming and virtual product revenue.
•	In-person revenue is comprised of event revenue, merchandising revenue and other revenue.

We evaluate each of our contractual arrangements to identify the performance obligations existing in the contract and allocate the transaction price to each separate performance obligation. Revenue is recognized as each performance obligation is fulfilled. Cash received in advance of the sale or rendering of services is recorded as deferred revenue and is recognized when the related performance obligation has been satisfied.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for private companies and emerging growth public companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted. The Company is currently evaluating ASU 2016-02 and its impact on its combined financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The Company will be required to adopt the provisions of this ASU on January 1, 2020, with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The Company is currently evaluating Topic 326, including its potential impact to its process and controls.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018. The Company will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”). The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The Company is currently assessing the impact this guidance will have on its combined financial statements.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2019. The Company is currently evaluating and assessing the impact this guidance will have on its combined financial statements.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” (“ASU 2018-11”). The amendments in ASU 2018-11 related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. The amendments in ASU 2018-11 are effective for private companies and emerging growth public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently assessing the impact this guidance will have on its combined financial statements.

In March 2019, the FASB issued ASU 2019-02, which aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. This ASU must be adopted on a prospective basis and is effective for annual periods beginning after December 15, 2020, including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that this pronouncement will have on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control Over Financial Reporting

As discussed elsewhere in this Quarterly Report on Form 10-Q, we completed the Merger on August 9, 2019. Prior to the Merger, Allied Esports and WPT were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal controls over financial reporting for the Company following the Merger has required and will continue to require significant time and resources from our management and other personnel. Furthermore, Black Ridge Acquisition Corp. (BRAC), the legal acquirer in the Merger, was a non-operating public shell company prior to the Merger and, as such the internal controls of BRAC no longer existed as of September 30, 2019.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than routine legal proceedings incident to our business, there are no material legal proceedings to which we are a party or to which any of our property is subject.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2019. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 20, 2019, the Company granted 27,385 restricted shares of Company common stock under the Company’s 2019 Equity Incentive Plan (the “Plan”), to certain employees of the Company which vest on the one-year anniversary of the date of issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Frank Ng Employment Agreement

On November 5, 2019, the Company entered into a three-year written employment agreement (effective September 20, 2019) with Frank Ng, the Company’s Chief Executive Officer. Under the employment agreement, Mr. Ng will serve the Company as its Chief Executive Officer and serve on the Company’s Board of Directors (the “Board”). Mr. Ng is entitled to receive an annual base salary of $300,000 and is eligible for annual bonus compensation determined by the Company’s Board of Directors (the “Bonus Payments”). Mr. Ng may participate in the Company’s benefit plans that are currently and hereafter maintained by the Company and for which he is eligible, including, without limitation, group medical, 401(k), life insurance and other benefit plans.

Under the employment agreement, if Mr. Ng’s employment is terminated by the Company for any reason other than Cause (as defined in the employment agreement), or Mr. Ng resigns as an employee of the Company for Good Reason (as defined in the employment agreement), so long as he has signed and has not revoked a release agreement, he will be entitled to receive severance comprised of one-year of his base salary, plus a prorated Bonus Payment to the extent not already paid.

The foregoing summary of the employment agreement is qualified in all respects by the employment agreement and form of restricted stock agreement, copies of which are attached hereto as Exhibit 10.1 and incorporated by reference herein.

Earnings Release

On November 12, 2019, the Company issued a press release reporting its financial results for the quarter ended September 30, 2019. Attached as Exhibit 99.1 is the press release

ITEM 6. EXHIBITS.

Exhibit Description

10.1*	Employment Agreement between the Company and Frank Ng.
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1*	Section 906 Certification of Chief Executive Officer.
32.2*	Section 906 Certification of Chief Financial Officer.
99.1*	Press release dated November 12, 2019 regarding financial results for the period ended September 30, 2019.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED ESPORTS ENTERTAINMENT, INC.

Dated: November 12, 2019	By:	/s/ Frank Ng
Frank Ng, Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2019	By:	/s/ Anthony Hung
Anthony Hung, Chief Financial Officer (Principal Financial Officer)

