Form 10-K
period 2019-12-31
Allied Esports Entertainment, Inc.
filed 2020-03-16
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(Registrant’s telephone number, including area code)

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

The aggregate market value of common stock outstanding, other than shares held by affiliates of the registrant as of June 30, 2019 (the last business day of the registrant’s most recently completed fiscal quarter), was approximately $101,430,761 based on the price of $10.25, the closing price on June 30, 2019.

As of March 13, 2020, 23,934,871 shares of common stock, par value $0.0001 per share, were issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Report includes “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Report. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Nevertheless, and despite the fact that management’s expectations and estimates are based on assumptions management believes to be reasonable and data management believes to be reliable, our actual results, performance or achievements are subject to future risks and uncertainties, any of which could materially affect our actual performance. Risks and uncertainties that could affect such performance include, but are not limited to:

●	the adequacy of funds for future operations;

●	future expenses, revenue and profitability;

●	trends affecting financial condition and results of operations;

●	ability to convert proposals into customer orders under mutually agreed upon terms and conditions;

●	general economic conditions and outlook;

●	the ability of viewers to pay for products and services received;

●	the impact of changing viewer preferences;

●	the availability and terms of additional capital;

●	industry trends and the competitive environment;

●	the impact of the company’s financial condition upon customer and prospective vendor and strategic partner relationships;

●	potential litigation and regulatory actions directed toward our industry in general;

●	our reliance on certain key personnel in the management of our businesses;

●	employee and management turnover;

●	the existence of material weaknesses in internal controls over financial reporting;

●	the inability to successfully integrate the operations of acquired companies; and

●	the fact that our common stock is presently thinly traded in an illiquid market.

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under “Risk Factors” in this Report. Should one or more of the risks or uncertainties described in this Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Report.

ii

PART I

Item 1. Business

General

Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our,” “AESE” and the “Company” refer to Allied Esports Entertainment, Inc. and its subsidiaries.

The Company operates a premier public esports and entertainment company, consisting of the Allied Esports and World Poker Tour businesses. For the past 16 years of its 18-year history, WPT’s business model has successfully utilized the following three pillars for its business model in the sport of poker, which the Company believes can be utilized by Allied Esports:

●	in-person experiences;

●	developing multiplatform content; and

●	providing interactive services.

The Company plans to continue operating the WPT business and to utilize its business model to execute on its growth strategy in the multibillion-dollar esports industry. Allied Esports will do this by collaborating with its strategic investors, including Simon, a global leader in the ownership of premier shopping, dining, entertainment, and mixed-use destinations, Brookfield Property Partners, a world premier real estate company, and TV Azteca, a premier television network in Mexico, to deliver best-in-class live events, content and online products.

The Allied Esports Business

Gaming is one of the largest and fastest growing markets in the entertainment sector, with an estimated 2.56 billion gamers globally, and esports is the major driver of this growth. Esports, short for “electronic sports,” is a general label that comprises a diverse offering of competitive electronic games that gamers play against each other. Some of the popular esports games currently being played include Fortnite, League of Legends, Dota 2, Counter-Strike, Call of Duty, Overwatch and FIFA. Although you can play games on your own against the computer or console, one of the ways esports is different than the video games of old is the community and spectator nature of esports, whereby competitive play against another person—either one-on-one or in teams—that is viewed by an online and in-person audience, is a central feature of esports. Since players play against each other online, a global network of players and viewers has developed as these players compete against each other worldwide. Additionally, game developers have greatly increased the watchability of games, which has made the spectator aspect of gaming much more prevalent and further drives expansion of the gaming market. The expanded reach of high-speed Internet service and the computer technology advances in the last decade have also greatly accelerated the growth of esports. Esports has now become so popular that many colleges offer scholarships in esports and the best-known esports teams are receiving mainstream sponsorships and are being bought or invested in by celebrities, athletes and professional sports teams. The highest profile esports gamers have significant online audiences as they stream themselves playing against other players online and potentially can generate millions of dollars in sponsorship money and subscription fees from their online streaming channels. It is projected that by 2023, 646 million people will be watching esports globally, and that global esports revenue will grow to approximately $1.5 billion.

WPT successfully implemented a three-pillar strategy for over 16 years of its 18-year history. We believe this model can continue and also be applied to Allied Esports and the esports industry over time. Allied Esports intends to use those same pillars—in-person experiences, multiplatform content, and interactive services—independently and in connection with its strategic partners.

In June 2019, Allied Esports entered into a series of strategic transactions with certain affiliates of Simon, pursuant to which Allied Esports will organize and stage an esports event program called the Simon Cup at certain Simon shopping centers in the U.S. and online. In June 2019, the Company also launched a strategic partnership with TV Azteca, a premier television network in Mexico. In January 2020, Allied Esports entered into a strategic partnership with Brookfield Property Partners, one of the world’s premier real estate companies, in which Allied Esports will develop integrated esports experience venues at mutually agreed upon shopping malls owned and/or operated by Brookfield or its affiliates that will include a dedicated gaming space and production capabilities to attract and to activate esports and other emerging live events. In connection with each of the foregoing partnerships, the Company’s partner made a $5 million equity investment into the Company.

In-person Experiences

Allied Esports will continue delivering first-in-class live experiences to customers at Allied Esports’ branded properties worldwide. Starting with the flagship esports arena, the HyperX Esports Arena Las Vegas, the HyperX Esports Studio in Germany, its on-mall esports venues – the first of which that is planned to be open at the Mall of Georgia in the second half of 2020, and its affiliate arenas in Santa Ana and Oakland, California, China and Australia (opening in March 2020), Allied Esports offers esports fans state-of-the-art facilities to compete against other players in esports competitions, host live events with esports superstars that potentially stream to millions of viewers worldwide, produce and distribute incredible esports content with its on-site production facilities and studios and provide an attractive facility for hosting corporate events, tournaments, game launches or other events. Additionally, Allied Esports has two mobile esports arenas, which are 18-wheel semi-trailers that convert into first class esports arenas and competition stages with full content production capabilities and interactive talent studios. Through this worldwide network of arenas, Allied Esports believes it can offer customers an unmatched ability to participate in simultaneous global esports events and offer sponsors and partners a truly scalable global platform and audience to promote their businesses and products. Allied Esports’ flagship HyperX Esports Arena Las Vegas serves as a marquee destination for esports fans globally, which it hopes will become the Madison Square Garden or Yankee Stadium of esports.

Flagship Arena. In March 2018, Allied Esports opened its first flagship arena, the HyperX Esports Arena Las Vegas, at the Luxor Casino on the Vegas strip, whose pyramid is one of the most visible landmarks in Las Vegas. This arena has 80 to 100 gaming stations, two bars, food service, private rooms, a production facility, and space for up to 1,000 people for events. The arena is custom-built for esports tournaments and has a broadcast-ready television studio to broadcast live events and produce content. Allied Esports monetizes the arena through renting the space for live events; merchandise sales; daily usage fees from day-to-day gamers using the gaming stations; food and beverage; and sponsorship (i.e., our HyperX naming rights relationship). Through the fourth quarter of 2019, the HyperX Esports Arena Las Vegas has held the following events:

Proprietary events by Allied Esports:

●	Allied Esports CES Showdown

●	Day One: The Division 2

●	PlayTime with KittyPlays I

●	PlayTime with KittyPlays II

●	Nation Vs. Nation: USA vs. Mexico – English Broadcast

●	Allied Esports Rainbow Six Siege Vegas Minor

●	World Poker Tour

●	Glory Road: MKLeo vs. Samsora

●	Simon Cup Grand Finals

●	Tuesday Faceoffs (Weekly)

●	Wednesday Whiffs

●	Apex Legends Game Night (Weekly)

●	Arena Showcase (Weekly)

●	Friday Frags (Weekly)

●	Saturday Night Speedway (Weekly)

●	UNLV Night (Monthly)

Other events hosted by Allied Esports:

●	Nintendo Super Smash Bros Ultimate North America Open – Online Broadcast

●	Military Gaming League

●	Drone Racing League

●	World Poker Tour

●	Sony NAB Keynote Address Remote Integration Demonstration

●	BIG3 Draft for CBS Sports Network

●	NBA 2K League “THE TURN”

●	Dragon Ball Legends Showdown

●	NHL Gaming World Championship

●	Newegg Crown Royale

●	Twitch Prime Crown Cup

●	Red Bull Evo After Party

●	Newegg FragFest

●	HyperX Kickoff to WoW Classic

●	Esports Business Summit Tempest Awards

●	Big Buck Hunter World Championship

●	SoulCalibur World Invitational

●	Capcom Cup North America Regional Finals 2019

●	League of Legends All-Star 2019

Affiliate Arenas. One of Allied Esports’ strategic advantages is its global network of esports arena partners, which enables it to host events and promote competitions around the world, with those competitions culminating in live events held at the flagship arena in Las Vegas. Allied Esports achieves this through its Affiliate Program, which consists of strategic partnerships with third-party esports operators around the globe. Allied Esports generally charges these affiliates an upfront fee and a minimal annual revenue share of gross revenue, starting in the second year of the operation of the venue. Allied Esports’ brand visibility and reputation have already resulted in affiliate arrangements with arenas and gaming centers in California, China and a multi-year agreement with Fortress Esports Pty Ltd, a new gaming, esports and entertainment venue enterprise in Australia, which plans to open its first affiliate arena in Melbourne in March 2020. This network of affiliate arenas allows Allied Esports to scale its brand penetration worldwide on a rapid basis, driving more gamers into the Allied Esports ecosystem, with minimal costs to Allied Esports. Furthermore, the content that can be produced by these affiliate arenas can be on-sold by Allied Esports, with minimal production costs.

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

Strategic Investor Events. In addition to Allied Esports utilizing in-person experiences at its flagship, mobile and affiliate arenas, Allied Esports is leveraging its experience to develop events and content with its strategic investors, Simon, Brookfield Property Partners, and TV Azteca. Moreover, Allied Esports is working with TV Azteca to create in-person experiences in Mexico. These events create content that will be used to populate the TV Azteca digital channel being developed by TV Azteca and Allied Esports.

Allied Esports is collaborating with Simon and Brookfield Property Partners to create a new product offering focused on delivering esports experiences through integrated gaming venues and production facilities in select shopping centers around the U.S. that are owned and/or operated by Simon and Brookfield. The on-mall venues will be designed to activate esports and other emerging live events through tournament play of all levels and daily use, featuring PC and console gaming, plus full food and beverage options, and experiential retail. The venues will have the capability to be expanded into common areas for larger esports activations and live events.

In addition, on September 30, 2019, Allied Esports and Simon launched The Simon Cup, a co-branded esports competition and gaming tournament series of on-mall regional festivals combining online and in-person play at select Simon centers in the New York and Los Angeles markets, with the winners of the regionals moving on to HyperX Esports Arena Las Vegas, where the first Simon Cup Champion was crowned on November 23. As a premier esports facility, Allied Esports believes utilizing the Las Vegas arena will drive participants to the Simon Cup qualifying events and increase revenue for the Company.

Multiplatform Content: Leveraging Branded Properties and Strategic Partnerships to Develop Content

Allied Esports’ worldwide network of branded esports properties provides Allied Esports with a platform to potentially develop a significant amount of content to distribute via digital live streams, broadcast and cable, and social media outlets. Allied Esports believes that its arenas will draw top-level esports talent (such as professional streamer Ninja, who was the featured talent at a successful event at Allied Esports’ Las Vegas arena in April 2018) for purposes of hosting events and developing content, which it can distribute live, post-produce into fully-produced episodic content, or repackage for social media distribution. Allied Esports intends to monetize the content in multiple ways, including direct sales of the content, sponsorship revenue, and subscription and/or advertising fees for viewers of the content.

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

Live Streaming. Live streaming is the most popular esports content delivery channel today, as it offers the best interactive experiences for the audience. Vast improvements in technology and Internet service and speed have made live streaming with large audiences widely available today. Well-known gamers live stream themselves playing their favorite games on any of the popular streaming services (Twitch, Mixer, YouTube Gaming, Facebook Gaming, etc.) to a worldwide audience. The streamers derive revenue from ad sales, sponsorship, subscription fees and gift payments from spectators. Through Allied Esports’ ecosystem of esports arenas, Allied Esports can offer streamers a large platform to put on live events that can be simultaneously streamed on both the streamer’s channels and on Allied Esports’ channels. An example is a streaming event Allied Esports held with one of the most prominent streamers in esports, Tyler Blevins, AKA Ninja, in April 2018. Famous for his streaming channel where he plays the popular esports game Fortnite, Ninja held a live event at the Las Vegas flagship arena that set records for Twitch live streams, with over 667,000 peak concurrent viewers and 2.4 million unique viewers. To put those audience numbers in perspective, those numbers are significantly higher than viewership of the average regular season NBA game in 2019. Allied Esports was able to sell multiple sponsorships for the event and earned significant revenue from the food and beverage, merchandise sales and usage fees from the gaming stations. Although large audiences can be garnered through these live event streams, there are limitations on the streams, as they have a one-and-done nature; repeat viewing is not popular for these events, which limits the sponsorship opportunities. Furthermore, due to the live nature of these events and streams, it is difficult to create a narrative or tell a story to compel viewership past an initial viewing. This leads to Allied Esports’ development of post-produced episodic content.

Post-Produced Content. Allied Esports intends to develop esports entertainment programming around its live experiences and, using its experienced editing and production teams, create serial, episodic content and segments that tell compelling storylines around its gaming talent, in person experiences, and gaming events around the world. Allied Esports developed this technique through the WPT, who took the slow-paced game of poker and dramatized it and created storylines that made for exciting and compelling viewing. This post-produced content can be valuable real estate for sponsors, as Allied Esports can integrate sponsors seamlessly into the show in a way that feels organic to the viewers. Allied Esports can focus on different storylines, create excitement via editing and music inclusion, and generally elevate the production quality from that achievable in a live stream. Allied Esports can then monetize this episodic content via sponsorship, advertising, selling the content itself to third party distributors, or even use it as a marketing tool to drive customers to come to Allied Esports’ branded properties, buy its merchandise or otherwise interact with Allied Esports.

Repackaged Content. The library of content Allied Esports will develop from events can be cut into smaller clips that can be used as marketing and promotion of the Allied Esports brand on social media. Allied Esports can also edit content to create new content, such as “best of” shows, focusing on one particular game as played by multiple well-known streamers, regional shows focusing on talent from a particular country, and so on.

Allied Esports’ global branded esports properties ecosystem will create opportunities for live events which provide material to develop great content, all of which Allied Esports can monetize in multiple ways. The large customer base Allied Esports develops through these in-person experiences, live streams and content distribution will give it a customer base to launch interactive services.

Strategic Investor Content. Allied Esports will work with its strategic investors, Simon, and TV Azteca, to create valuable in-person experiences and esports entertainment content to enhance our value proposition. Allied Esports and TV Azteca will work to develop content and programming formats to develop a digital esports entertainment channel (described below), and content produced from the Simon events will be developed and distributed on digital and non-digital media outlets to maximize the exposure and reach of our joint enterprises.

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

The WPT Business

The Company owns the World Poker Tour® (WPT®) – a premier name in internationally televised gaming and entertainment with brand presence in land-based poker tournaments, television, online and mobile. A leading innovator in the sport of poker since 2002, WPT helped ignite the global poker boom with the creation of a unique television show based on a series of high-stakes poker tournaments. WPT’s Tour Events are held at locations throughout the world and have awarded more than one billion in prize dollars in its 18-year history. WPT has broadcast globally in more than 150 countries and territories, and is currently producing its 18th season, which airs on FOX Sports Regional Networks in the United States. Season 18 of WPT is sponsored by its online subscription-based poker service, ClubWPT.com. WPT offers a suite of online poker services which it operates by itself and through its partners offering consumers the ability to access gaming content on a year-round 24/7 basis. ClubWPT.com is a unique online membership site that offers inside access to the WPT, as well as a sweepstakes-based poker club available in 35 states across the United States and Washington D.C., and four foreign countries with innovative features and state-of-the-art creative elements inspired by WPT’s 18 years of experience in gaming entertainment. In addition, WPT licenses its brand to social gaming sites through partners like Zynga as well as to educational learning platforms such as LearnWPT. These online products are scalable and offer geographic access that might be limited if WPT relied on tour stop participation alone. Additionally, WPT benefits from managing its own distribution business which currently has more than 1,000 hours of broadcast-ready content, and offers demographically similar programming to its poker content, such as esports, golf and MMA. WPT uses this large suite of programming as leverage to seek preferred airtimes on its various distribution channels where it may promote its online products or offer airtime to sponsors in territories they seek to enter. WPT also participates in strategic brand license, partnership, sponsorship opportunities and music licensing. As described below, WPT applies a three-pillar model of in-person experiences, developing multiplatform content and providing interactive services, to the sport of poker.

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

Multiplatform Content: The World Poker Tour Television Shows

The Content. WPT films the final table of six participants from a select group of WPT’s Main Tour stops, where the players compete for some of the poker world’s largest tournament prize pools. We then edit the footage from these tour stops, resulting in a series of one-hour or two-hour episodes which are distributed for telecast to both domestic audiences via our broadcast agreement with FSN, and international television audiences via numerous international distribution agreements. WPT has an agreement with Poker Go, a prominent poker-centric online platform, pursuant to which WPT live streams many of its events to Poker Go’s customer base. Many of WPT’s live events that are not broadcast on FSN are live streamed on Poker Go, which ensures almost all of WPT’s events are broadcast on some format. In addition, WPT films and produces special episodes based on a variety of non-traditional poker tournaments and/or cash games, which it also distributes for telecast along with the episodes based on WPT’s regular tour stops. Furthermore, WPT produced specialized shows meant to promote and market its ClubWPT membership site, such as its “King of the Club” shows in which ClubWPT members won the right, by winning certain tournaments on the ClubWPT platform, to play against each other for cash and prizes in a single-table tournament that was filmed and broadcast on FSN. WPT also filmed and prepared for distribution another series of shows to promote ClubWPT called “Challenge the Champs”, in which ClubWPT members who qualified on the ClubWPT platform received the chance to play against former WPT Main Tour champions for cash and prizes. These episodes premiered on FSN in August and September 2019.

WPT previously produced and broadcasted on FSN a series of shows called WPT Alpha8, based on a series of high-stakes poker tournaments with buy-ins of $100,000. In the Alpha8 events, some of the most elite high-stakes players in the world played in poker tournaments against one another in glamorous casinos and card rooms around the world, with the final eight players of each tournament filmed for production of the television episodes. The inaugural season of WPT Alpha8 began in 2013 and aired for three seasons, ending in 2016 and continues to be distributed internationally. WPT has continued to expand its global footprint by entering into an agreement with TV Azteca, pursuant to which WPT and TV Azteca are creating modified content using footage from WPT’s current library of content and translating the shows and integrating localized hosts for distribution in the territory of Mexico. This strategy of localizing WPT content has previously proven successful, namely in France, and we believe this localized content in the territory of Mexico will become a significant driver for a jointly owned social gaming platform. WPT and TV Azteca recently launched in beta this August 2019. Interest in the show so far is high, with viewership already exceeding 3 million viewers of a single episode. In addition to the strategic advantage of the “World Poker Tour” and WPT-related brands, WPT has created significant efficiencies in its content programming through its affiliation and use of Allied ESports’ HyperX Esports Arena Las Vegas venue to film some of its Main Tour final tables and other special events. This change, which just began for Season 17, has significantly reduced production costs by reducing transportation and set up fees and has allowed for more content to be produced at a significantly more efficient cost. Moreover, by reducing the physical location needs from its casino partners that would otherwise be featured in a WPT televised event, WPT has greatly expanded the number of potential casino customers that can meet the requirements for hosting a WPT televised final table. Finally, WPT creates, owns and publishes its own music for WPT shows. In addition to receiving royalties for the music integrated into these programs, WPT has created a database of over 2,300 musical pieces which may be licensed for itself or for other third-party producers.

WPT Distribution Footprint. All of the WPT television programs air on FSN in the U.S., including FSN’s regional channels (“RSNs”), and in 33 different territories worldwide pursuant to licensing and distribution arrangements with various linear and digital networks. Virtually all of WPT’s 17-season poker library is fully available for distribution, providing hundreds of hours of top-tier broadcast grade poker sports content. WPT has greatly expanded the reach of its content by licensing it for broadcast on many digital platforms as well, such as PlutoTV, Unreel Entertainment, Samsung TV Plus, and many others. WPT does not receive fees from FSN for the domestic distribution of our content. Instead, WPT uses the WPT show to heavily promote its ClubWPT product and other online products and partnerships, such as Zynga’s WPT social poker game. WPT does provide FSN with a guaranteed revenue share from ClubWPT’s operations in exchange for significant promotion and distribution of the programs featuring ClubWPT marketing. This arrangement ensures that FSN has an incentive to keep WPT’s show on the air and to market and promote the show, as they share in the show’s success to the extent ClubWPT’s revenue increases. Since the ClubWPT customer base and broadcast television viewers are similar in demographics, the symbiotic relationship between FSN and WPT works well to keep WPT’s brand widely known and accessible to millions of people in the U.S. The FSN agreement also has other important broadcast requirements to ensure that WPT’s programming remains “appointment television” and airs at particular times on both the FSN networks and the RSNs. Internationally, some of WPT’s distribution partners pay WPT fees to broadcast content, but usually, WPT’s international revenues are based on distribution deals that pay via advertising time and sponsorship sales, as well as the intrinsic value of spreading WPT’s brand awareness worldwide. We expect the international reach of WPT-related shows to grow meaningfully starting in the third quarter of 2019, as a result of WPT’s strategic relationship agreement with TV Azteca. WPT receives additional fees from our digital distribution agreements, but again see these as brand-building exercises and as avenues to get more people exposure for WPT’s online products, sponsors and advertisers. In addition to its World Poker Tour content, WPT also distributes various sports and lifestyle programming through its distribution business. As a result, WPT now controls over 1,100 hours of programming from which it may generate distribution fees, license fees, sponsorship revenue and music licensing revenue, as well as serving as a vehicle to promote its online gaming products worldwide. The ability to “bundle,” or offer large amounts of content, provides WPT distribution leverage in negotiating the amount of airings or preferred airing times of its content.

The Walt Disney Company (“Disney”) recently acquired 21st Century Fox (“FOX”). Under the terms of the acquisition, FOX’s non-regional news and sports assets, including FSN, were spun off into a new company, Fox Corporation (which is commonly referred to as “New Fox”), which remains owned by the prior FOX shareholders. The Department of Justice required Disney to sell all RSNs within ninety (90) days after the closing of the Disney/FOX acquisition. The RSNs (including FSN) were recently purchased by a joint venture company owned by Sinclair Broadcast Group and Entertainment Studios, Inc. (collectively, “Sinclair”). It is not clear at this time whether Sinclair’s acquisition of the RSNs (including FSN) will have any material effect on the airing of WPT’s content.

Sponsorship Revenue. Sponsorship revenue is the prime economic driver of the distribution of WPT content. WPT partners with prestigious brands, such as Dr. Pepper (soft drinks), Hublot (high-end timepieces), Rockstar (energy drinks), Baccarat (fine crystal), Party Poker (online gaming in Europe), and offers them the ability to become the “Official ________ of the World Poker Tour”. The Season 17 sponsors have included Hublot, Rockstar, Baccarat, Faded Spade Poker (a playing card manufacturer), and Zynga Inc. (social gaming operator). WPT is able to seamlessly integrate its sponsors into the WPT television show by displaying sponsors on poker tables, on television sets, and specialized segments that are brought to viewers by the applicable sponsor. By integrating WPT’s sponsors into the show, WPT provides a powerful marketing tool in that viewers are seeing the sponsor as part of the show they are watching, as opposed to an advertisement that they may mute or skip if possible. WPT’s live events also offer WPT sponsors a great advertising platform to market directly to WPT players via signage, product sampling suites, flyers, and similar marketing endeavors.

Interactive Services: Poker Platforms

WPT’s live event global footprint and distribution of its content via broadcast, streaming and social media, allow WPT to generate significant marketing opportunities for both its sponsors and its own products. WPT has taken advantage of this marketing arm to promote several interactive products: ClubWPT, its subscription-based online poker club that WPT owns and operates, which also offers social poker; PlayWPT, a web and mobile social poker product that is operated by a third party utilizing software and branding that WPT licenses to such provider; Zynga Poker, who operates one of the world’s largest social poker products, to whom WPT has licensed its brand for certain WPT-branded poker tournaments on their platform; and HongKong Triple Sevens Interactive Co., Ltd, who licenses WPT’s Alpha8 brand to operate a social poker product they are in the process of developing.

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

In addition to the three-pillar approach to monetizing the WPT brands as described above, WPT has also been able to combine these approaches in a regional manner to create localized versions of the WPT in other parts of the world. For example, WPT has an agreement with Adda52, one of the largest online poker operators in India, pursuant to which Adda52 utilizes WPT brands to put on WPT-branded tournaments, create and sell WPT merchandise, sponsor and distribute WPT content, and otherwise market and promote their own products using the WPT name. WPT had a similar arrangement for the Asia-Pacific region with WPT’s former parent company, Ourgame, and is negotiating similar arrangements with parties in other parts of the world, such as Latin America. These brand licensing arrangements not only provide WPT with revenue derived from upfront payments and revenue share, but they broaden WPT’s brand reach in localized ways to parts of the world that WPT would be hard-pressed to effectively market to on its own. WPT believes that this increased reach will have long-term benefits to WPT’s brand image and profitability.

Corporate Organization

Our principal offices are located at 17877 Von Karman Avenue, Suite 300, Irvine, California, 92614, and our telephone number at that office is (949) 225-2600.

Allied Esports Entertainment Inc., (“AESE”), formerly known as Black Ridge Acquisition Corp, or “BRAC”, was incorporated in Delaware on May 9, 2017 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

Allied Esports Media, Inc. (“AEM”), a Delaware corporation, was formed in November 2018 to act as a holding company for Allied Esports International Inc. (“Allied Esports”) and immediately prior to close of the Merger (see below) to also include Noble Link Global Limited (“Noble Link”). Allied Esports, together with its subsidiaries described below owns and operates the esports-related businesses of AESE. Noble Link (prior to the AEM Merger) and its wholly owned subsidiaries Peerless Media Limited, Club Services, Inc. and WPT Enterprises, Inc. operate the poker-related business of AESE and are collectively referred to herein as “World Poker Tour” or “WPT”. Prior to the Merger, as described below, Noble Link and Allied Esports were subsidiaries of Ourgame International Holdings Limited (“Ourgame”).

On December 19, 2018, BRAC, Noble Link and AEM executed an Agreement and Plan of Reorganization (as amended from time to time, the “Merger Agreement”). On August 9, 2019 (the “Closing Date”), Noble Link was merged with and into AEM, with AEM being the surviving entity, which was accounted for as a common control merger (the “AEM Merger”). Further, on August 9, 2019, a subsidiary of AESE merged with AEM pursuant to the Merger Agreement, with AEM being the surviving entity (the “Merger”). The Merger was accounted for as a reverse recapitalization, and AEM is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the historical operations that are reflected in these condensed combined financial statements prior to the Merger are those of Allied Esports and WPT. The preferred stock, common stock, additional paid in capital and earnings per share amount in these condensed combined financial statements for the period prior to the Merger have been restated to reflect the recapitalization in accordance with the shares issued to the Former Parent as a result of the Merger. References herein to the “Company” are to the combination of AEM and WPT during the period prior to the AEM Merger and are to AESE and subsidiaries after the Merger.

Allied Esports operates through its wholly owned subsidiaries Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”) and Allied Esports GmbH (“AEGmbH”). AEII operates global competitive esports properties designed to connect players and fans via a network of connected arenas. ESALV operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. AEGmbH operates a mobile esports truck that serves as both a battleground and content generation hub and also operates a studio for recording and streaming gaming events.

Our fiscal year ends December 31. Neither we nor any of our predecessors have been in bankruptcy, receivership or any similar proceeding.

Business Strategy

For the past 16 years of its 18-year history, WPT’s business model has successfully utilized the following three pillars in the sport of poker for its business model, which the Company believes can be utilized by Allied Esports:

●	in-person experiences;

●	developing multiplatform content; and

●	providing interactive services.

The Company plans to continue operating the WPT business and to utilize its business model to execute on its growth strategy in the multibillion-dollar esports industry. Allied Esports will do this by collaborating with its strategic investors, including certain affiliates of Simon, a global leader in the ownership of premier shopping, dining, entertainment, and mixed-use destinations, certain affiliates of Brookfield Property Partners, a world premier real estate company, and TV Azteca, a premier television network in Mexico, to deliver best-in-class live events, content and online products.

Regulation

WPT tournaments are conducted by the host casinos and card rooms, and we believe WPT is not subject to government gaming regulation in connection with its affiliation with and telecasts of these events. We continue to monitor the legality of Internet gaming in domestic and international jurisdictions, but cannot be certain that changes in existing regulations will be beneficial to the gaming market. WPT’s subscription-based online club, ClubWPT.com, is operated in accordance with the principles of sweepstakes law. A free alternative means of entry is offered for participants who wish to play in the tournaments but do not wish to purchase the other membership benefits. The subscription fee for ClubWPT remains the same each month and players are not allowed to wager actual money online. One must be eighteen or older to participate. However, the awarding of cash and prizes will require compliance with the laws or regulations in various states or countries over sweepstakes, promotions and giveaways, are complicated and constantly changing.

Allied Esports intends to offer subscribers the chance to win cash and prizes when playing esports games and tournaments on the esports gaming platform it intends to develop. Similar to WPT, Allied Esports will be subject to the complicated laws and regulations in various states or countries over sweepstakes, promotions and giveaways. Any negative finding of law regarding the characterization of the type of online activity carried out on the esports gaming platform could limit or prevent Allied Esports’ ability to obtain subscribers in those jurisdictions. In addition, Allied Esports is subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection, retention, electronic commerce, consumer protection, content, advertising, localization, and information security have been adopted or are being considered for adoption by many jurisdictions and countries throughout the world.

Intellectual Property

We believe that to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of trademarks, patent, trade secret intellectual property rights and other measures to protect our intellectual property.

WPT has filed trademarks for the names of its shows, including the World Poker Tour name and logos. The trademark “World Poker Tour” has been registered with the U.S. Patent and Trademark Office (“USPTO”) on the principal register in connection with entertainment services, clothing, playing cards and poker chips, and housewares and glass; and on the supplemental register in connection with electronic and scientific apparatus. Other registered marks around the world include: “Alpha8” in the U.S., Canada, China, Europe, South Africa and Uruguay; “Battle of Champions” in the U.S.; “Card Design” in Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Peru, Puerto Rico, and Venezuela; “Doyle Brunson North American Poker Championship” in the U.S.; “Hollywood Home Game” in the U.S.; “Ladies’ Night” in the U.S.; “Latin American Poker Tour” in Peru and Europe; “Poker Détente” in Europe; “Poker Walk of Fame” in the U.S.; “PPT” in the U.S., Canada and Europe; “PPT & Design” in the U.S. and Canada; “Professional Poker Tour” in the U.S.; “Professional Poker Tour PPT & Design” in the U.S.; “Royal Flush Girls” in the U.S.; “Time Slots” in Canada, Europe and the U.S.; “World Poker Tour” in Argentina, Australia, Brazil, Canada, Chile, Colombia, Costa Rica, Europe, Mexico, Peru, Puerto Rico, South Africa and Venezuela; “World Poker Tour & Design” in the U.S., Canada and Europe; “WPT” in the U.S., Argentina, Australia, Brazil, Chile, Colombia, Costa Rica, Mexico, Peru, Puerto Rico, South Africa, and Venezuela; “WPT8 Design” in U.S., Australia, Canada, China, Europe, South Africa and Uruguay; “WPT Academy” in Europe; “WPT Alpha8 Design” in Australia, Canada, China, Europe, South Africa and Uruguay; “WPT Boot Camp” in the U.S.; “WPT Poker Corner” in the U.S., Canada and Europe; “WPT Spade Card Design” in China; “WPT World Poker Tour & Design” in the U.S., Australia, Canada, Europe and Korea. We have registered approximately 2,100 Internet domain names in 70 regions around the world. We also have proprietary rights to our portfolio of registered and unregistered copyrighted materials, which includes the episodes of the televised programming and music that we produce, subject to licenses related to these episodes provided under our agreements with our distributors and our international telecast license agreements, as well as the WPT Academy database and online videos.

WPT has filed five U.S. and international patent applications. One application, relating to a specially designed game table that uses integral lighting, was issued by the USPTO in 2007. WPT’s remaining applications relate to (1) systems and methods reducing fraud in electronic games having virtual currency; (2) systems and methods to reduce impact of network disruptions; (3) systems and methods to provide multiple commentary streams for the same broadcast content; and (4) systems and methods for securing virtual currencies and enhancing electronic products.

Allied Esports has filed for one patent application in the U.S. related to systems and methods for latency in networked competitive multiplayer gaming. It has also registered approximately 45 domain names. Allied Esports has filed for trademark protection for the following marks as well: “Allied Esports” has been filed in the U.S., “Allied Esports” bold mark has been filed in China and Europe; The “Allied Esports” logos have been filed in the U.S. and Europe; the “Allied Esports Member Property Network” logo has been filed in China and Europe; the “Big Betty” logos have been registered in Europe; “E-sports Arena” have been registered in China, “Esports Superstars” logo has been filed in the U.S.; “Legend Series” logo has been filed in the U.S. and Europe; and the “Allied Esports” emblem has been filed in China and Europe.

Competition

WPT competes with other poker-related television programming, including ESPN’s coverage of the “World Series of Poker” and its “World Series of Poker” Circuit Events, among others. These and other producers of poker-related programming are well established and may have significantly greater resources than WPT does. Based on the popularity of these poker-related televised programs, WPT believes that additional competing televised poker programs may currently be in development or may be developed in the future. WPT’s programming also competes for telecast audiences and advertising revenue with telecasts of mainstream professional and amateur sports, as well as other entertainment and leisure activities.

The esports gaming industry is also competitive. Competitors range from established leagues and championships owned directly, as well as leagues franchised by well-known and capitalized game publishers and developers, interactive entertainment companies, diversified media companies and emerging start-ups. New competitors will likely continue to emerge, and many of these competitors will have greater financial resources than Allied Esports.

Territories

We sell products and services throughout the world.

Employees

As of March 13, 2020, we had approximately 146 employees, including 20 employees that operated under collective-bargaining agreements.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the specific risks described below before making an investment decision. Any of the risks we describe below could cause our business, financial condition, results of operations or future prospects to be materially adversely affected.

The market price of our common stock could decline if one or more of these risks and uncertainties develop into actual events and you could lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, results of operations or future prospects. Amounts within the “Risk Factors” section are stated in thousands with the exception of share information.

ALLIED ESPORTS RISK FACTORS

General Risks

Allied Esports is subject to risks associated with operating in a rapidly developing industry and a relatively new market.

Many elements of Allied Esports’ business are unique, evolving and relatively unproven. Its business and prospects depend on the continuing development of live streaming of competitive esports gaming. The market for esports gaming competition is relatively new and rapidly developing and is subject to significant challenges. Allied Esports’ business relies upon its ability to grow and garner an active gamer community, and successfully monetize this community through tournament fees, live event ticket sales, and advertising and sponsorships. In addition, Allied Esports’ continued growth depends, in part, on its ability to respond to constant changes in the esports gaming industry, including technological evolution, shifts in gamer trends and demands, introductions of new games, game publisher intellectual property right practices, and industry standards and practices. While change in this industry may be inevitable, and Allied Esports will try to adapt its business model as needed to accommodate change and remain on the forefront of its competitors, Allied Esports may be unsuccessful in doing so and does not provide any guarantees or assurances of success as the industry continues to evolve.

Allied Esports may not be able to generate sufficient revenue to achieve and sustain profitability.

Allied Esports expects its operating expenses to increase significantly as it continues to expand its marketing efforts and operations in existing and new geographies and vertical markets (including its online esports tournament and gaming subscription platform it intends to develop). In addition, Allied Esports expects to incur significant additional legal, accounting and other expenses related to being a public company. If its revenue declines or fails to grow at a rate faster than these increases in operating expenses, it will not be able to achieve and maintain profitability in future periods. As a result, Allied Esports may generate losses. Allied Esports cannot assure you that it will achieve or maintain profitability.

Allied Esports generates a portion of its revenues from advertising and sponsorship. If it fails to attract more advertisers and sponsors to its live events, tournaments or content, or if advertisers or sponsors are less willing to advertise with or sponsor Allied Esports, its revenues may be adversely affected.

Allied Esports generates revenue from advertising and sponsorship, and it expects to further develop and expand its focus on these revenues in the future. These revenues partly depend on the advertisers’ willingness to advertise in the esports gaming industry. If the esports gaming advertising and sponsorship market does not continue to grow, or if Allied Esports is unable to capture and retain a sufficient share of that market, Allied Esports’ profitability may be materially and adversely affected. Furthermore, with unfavorable economic external factors, sponsors and advertisers may not have enough budget allocations for spending in sponsorship and advertising in esports, which would also lead to an adverse impact on Allied Esports’ revenue stream.

Allied Esports’ business model may not remain effective and it cannot guarantee that its future monetization strategies will be successfully implemented or generate sustainable revenues and profit.

Allied Esports generates revenues from advertising and sponsorship of its live events, its content, the sale of merchandising, and the operation of its esports arenas. Allied Esports has generated, and expects to continue to generate, a substantial portion of revenues using this revenue model in the near term. Although Allied Esports anticipates growth in Allied Esports’ business utilizing this revenue model, there is no guarantee that growth will continue in the future, and the demand for its offerings may change, decrease substantially or dissipate, or it may fail to anticipate and serve esports gamer demands effectively. Allied Esports may determine to enter into new opportunities to expand its business, including online gaming platforms, which may or may not be successful. Any such expansions involve additional risks and costs that could materially and adversely affect its business.

Allied Esports’ growth strategy depends on the availability of suitable locations for its proprietary and licensed esports arenas and its ability to open new locations and operate them profitably.

A key element of Allied Esports’ growth strategy is to extend its brand by opening additional venues throughout the world and licensing the Allied Esports brand to third party esports venue operators, which it believes will provide attractive returns on investment. However, desirable locations may not be available at an acceptable cost. Opening these additional locations will depend upon a number of factors, many of which are beyond Allied Esports’ control, including its ability or the ability of the selected licensee to:

●	reach acceptable agreements regarding the lease of the locations;

●	comply with applicable zoning, licensing, land use and environmental regulations;

●	raise or have available an adequate amount of cash or currently available financing for construction and opening costs;

●	timely hire, train and retain the skilled management and other employees necessary to meet staffing needs;

●	negotiate acceptable terms with any unions representing employees;

●	obtain, for acceptable cost, required permits and approvals, including liquor licenses; and

●	efficiently manage the amount of time and money used to build and open each new location.

If Allied Esports succeeds in opening new arenas on a timely and cost-effective basis, it may nonetheless be unable to attract enough gamers or spectators to the new location (or to existing locations of affiliated arenas) because its entertainment and menu options might not appeal to them. Failure to do so could have a significant adverse effect on Allied Esports’ overall operating results.

Allied Esports has not entered into definitive license agreements with all game publishers that it currently has relationships with, and it may never do so.

Although Allied Esports has relationships with many game publishers for tournament event and content experiences involving their respective intellectual properties and enters into definitive license agreements with such game publishers from time to time, Allied Esports does not have definitive license agreements in place with all of its game publishers. No assurances can be given as to when or if it will be able to come to agreeable terms with game publishers for any future license agreements. If Allied Esports is unable to come to mutually agreeable terms and enter into definitive license agreements with game publishers, game publishers may unilaterally choose to discontinue its relationship with Allied Esports, thereby preventing Allied Esports from offering tournament event and content experiences using their game intellectual property. Should game publishers choose not to allow Allied Esports to offer tournament event and content experiences involving their intellectual property to Allied Esports’ customers, the popularity of Allied Esports’ tournaments and content may decline, which could materially and adversely affect its results of operations and financial condition.

Even if Allied Esports is able to license its brand to third party esports operators, there is a risk that those operators could damage its brand by operating esports arenas that are not at Allied Esports’ standards of operation.

As Allied Esports licenses the Allied Esports brand to third party esports venue operators around the world, it will depend on those operators to run those venues at a quality level similar to Allied Esports’ owned and operated arenas. Allied Esports’ strategy depends on customers associating the third party esports venues as part of Allied Esports’ network of affiliated arenas, which it believes will expand its brand recognition and increase customers, revenue, and growth. If Allied Esports’ affiliate arenas are poorly operated, or if those operators fail to use Allied Esports’ name and branding in a manner consistent with Allied Esports’ corporate messaging and branding, or if there are safety issues or other negative occurrences at affiliate arenas, Allied Esports’ name and brand could be significantly damaged, which would make its expansion difficult and materially adversely affect its results of operations and financial condition.

Allied Esports’ growth strategy includes deploying additional mobile arenas in the U.S and Europe to host its tournaments and events and it must operate them profitably.

A key element of Allied Esports’ growth strategy is to extend its brand by increasing and adding to its portfolio of mobile arenas in the U.S. and Europe, as we believe doing so will provide attractive returns on investment. Adding these mobile arenas will depend upon a number of factors, many of which are beyond Allied Esports’ control, including but not limited to our ability, or the ability of our licensees, to:

●	reach acceptable agreements regarding the lease or acquisition of the trucks that are the basis of the mobile arenas;

●	comply with applicable zoning, licensing, land use and environmental regulations and obtain required permits and approvals;

●	raise or have available an adequate amount of cash or currently available financing for construction of the mobile arenas and the related operational costs;

●	timely hire, train and retain the skilled management and other employees necessary to operate the mobile arenas;

●	efficiently manage the amount of time and money used to build and operate each new mobile arena; and

●	manage the risks of road hazards, accidents, traffic violations, etc. that may impede the operations of the mobile arenas.

The nature of hosting esports events exposes Allied Esports to negative publicity or customer complaints, including in relation to, among other things, accidents, injuries or thefts at the arenas, and health and safety concerns.

Allied Esports’ business of hosting esports events inherently exposes it to negative publicity or customer complaints as a result of accidents, injuries or, in extreme cases, deaths arising from incidents occurring at our arenas, including health, safety or security issues, and quality and service standards. Even isolated or sporadic incidents or accidents may have a negative impact on Allied Esports’ brand image and reputation, the arenas’ popularity with gamers and spectators or the ability to host esports events at all.

Allied Esports’ marketing and advertising efforts may fail to resonate with gamers.

Allied Esports’ live events, tournaments and competitions are marketed through a diverse spectrum of advertising and promotional programs such as online and mobile advertising, marketing through websites, event sponsorship and direct communications with the esports gaming community including via email, blogs and other electronic means. An increasing portion of Allied Esports’ marketing activity is taking place on social media platforms that are either outside, or not totally within, its direct control. Changes to gamer preferences, marketing regulations, privacy and data protection laws, technology changes or service disruptions may negatively impact its ability to reach target gamers. Allied Esports’ ability to market its tournaments and competitions is dependent in part upon the success of these programs.

The esports gaming industry is competitive, and gamers may prefer competitors’ arenas, leagues, competitions or tournaments over those offered by Allied Esports.

The esports gaming industry is competitive. Competitors range from established leagues and championships owned directly, as well as leagues franchised by well-known and capitalized game publishers and developers, interactive entertainment companies, diversified media companies and emerging start-ups. New competitors will likely continue to emerge. Many of these competitors may have greater financial resources than Allied Esports. If Allied Esports’ competitors develop and launch competing arenas, leagues, tournaments or competitions, Allied Esports’ revenue, margins, and profitability could decline.

Allied Esports may not provide events or tournaments with games or titles for which the esports gaming community is interested.

Allied Esports must attract and retain the popular esports gaming titles in order to maintain and increase the popularity of its live events, leagues, tournaments and competitions. Allied Esports must identify and license popular games that resonate with the esports gamer community on an ongoing basis. Allied Esports cannot assure you that it can attract and license popular esports games from their publishers, and failure to do so would have a material and adverse impact on Allied Esports’ results of operations and financial conditions.

If Allied Esports fails to keep its existing gamers engaged, acquire new gamers and expand interest in its live events, leagues, tournaments and competitions, its business, profitability and prospects may be adversely affected.

Allied Esports’ success depends on its ability to maintain and grow the number of gamers attending its live events, tournaments and competitions, and keep its gamers and attendees highly engaged. In order to attract, retain and engage gamers and remain competitive, Allied Esports must continue to develop and expand its live events, leagues, produce engaging tournaments and competitions, and implement new content formats, technologies and strategies to improve its product offerings. There is no assurance it will be able to do so.

A decline in the number of gamers may adversely affect the engagement level of gamers with Allied Esports’ tournament and entertainment platform under development may reduce our revenue opportunities and have a material and adverse effect on our business, financial condition and results of operations.

It is vital to Allied Esports’ operations that its planned online esports tournament and gaming subscriptions platform be responsive to evolving gamer preferences and offer first-tier esports game content and other services that attracts gamers. Allied Esports must also keep providing gamers new features and functions to enable superior content viewing and interaction, or the number of gamers utilizing the platform will likely decline. Any decline in the number of gamers will likely have a material and adverse effect on our operations.

There is no guarantee that Allied Esports will be able to complete its planned online esports tournament and gaming subscription platform, or that such platform once completed will be or remain popular.

Allied Esports cannot assure you that the online esports tournament and gaming subscription platform it intends to develop will be completed in a timely manner or, if completed, become popular with gamers to offset the costs incurred to operate and expand it. This will require substantial costs and expenses. If such increased costs and expenses do not effectively translate into improved gamer engagement, Allied Esports’ results of operations may be materially and adversely affected.

If Allied Esports fails to maintain and enhance its brands, its business, results of operations and prospects may be materially and adversely affected.

Allied Esports believes that maintaining and enhancing its brands is important for its business to succeed by increasing the number of gamers and engagement by the esports community. Since Allied Esports operates in a highly competitive market, brand maintenance and enhancement directly affects its ability to maintain and enhance its market position. As Allied Esports expands, it may conduct various marketing and brand promotion activities using various methods to continue promoting its brands, but it cannot assure you that these activities will be successful. In addition, negative publicity, regardless of its veracity, could harm Allied Esports’ brands and reputation, which may materially and adversely affect Allied Esports’ business, results of operations and prospects.

If Allied Esports fails to anticipate and successfully implement new esports technologies or adopt new business strategies, technologies or methods, its business may suffer.

Rapid technology changes in the esports gaming market requires Allied Esports to anticipate, sometimes years in advance, which technologies it must develop, implement and take advantage of in order to be and remain competitive in the esports gaming market. Allied Esports has invested, and in the future may invest, in new business strategies including its to-be-developed online esports tournament and entertainment subscription platform, technologies, products, or games to engage a growing number of gamers and deliver the best gaming experiences possible. These endeavors involve significant risks and uncertainties, and no assurance can be given that the technology it adopts and the features it pursues will be successful. If Allied Esports does not successfully implement these new technologies, its reputation may be materially adversely affected and its financial condition and operating results may be impacted.

Allied Esports uses third-party services in connection with its business, and any disruption to these services could result in a disruption to its business, negative publicity and a slowdown in the growth of its users, materially and adversely affecting its business, financial condition and results of operations.

Allied Esports’ business depends on services provided by, and relationships with, various third parties, including cloud hosting, server operators, broadband providers, and computing peripheral suppliers, among others. The failure of any of these parties to perform in compliance with our agreements may negatively impact Allied Esports’ business.

Additionally, if such third parties increase their prices, fail to provide their services effectively, terminate their service or agreements or discontinue their relationships with Allied Esports, Allied Esports could suffer service interruptions, reduced revenues or increased costs, any of which may have a material adverse effect on its business, financial condition and results of operations.

Allied Esports may not be able to procure the necessary permits and licenses to operate its arenas.

Allied Esports must obtain certain permits and licenses, including liquor licenses, to operate its arenas. Often these processes can be expensive and time consuming. There is no guarantee that Allied Esports will be able to obtain such permits and licenses on a timely or cost-effective basis. Any delays could jeopardize the ability of Allied Esports to operate the arenas and host events. As a result, Allied Esports’ business could suffer.

Rules and regulations governing sweepstakes, promotions and giveaways vary by state and country and these rules and regulations could restrict or eliminate Allied Esports’ ability to generate revenues on its esports gaming platform it intends to develop, which could materially and adversely impact the viability of this business.

As part of its esports gaming platform to be developed, Allied Esports intends to offer subscribers the chance to win cash and prizes when playing esports games and tournaments on the platform. Awarding cash and prizes would require compliance with the laws or regulations in various states or countries over sweepstakes, promotions and giveaways, which are complex and constantly changing. Any negative finding of law regarding the characterization of the type of online activity carried out on the esports gaming platform could limit or prevent Allied Esports’ ability to obtain subscribers in those jurisdictions, which in turn could significantly impact Allied Esports’ ability to generate revenue. The ability or willingness to work with Allied Esports by payment processors and other service providers necessary to conduct the esports gaming platform business also may be limited due to such changes in laws or any perceived negative consequences of engaging in the business of sweepstakes, promotions and giveaways that will be utilized by the esports gaming platform.

Negotiations with unionized employees could delay opening or operating Allied Esports’ arenas.

Certain of Allied Esports’ employees are represented by one or more unions. Allied Esports will need to engage such unions to seek to employ the services of the employees on mutually acceptable terms. However, Allied Esports cannot guarantee that such negotiations will be timely concluded to avoid interruption in its tournament schedule, or that such negotiations will ultimately result in an agreement. Any failure to timely conclude the negotiations could cause a delay in Allied Esports’ ability to timely open arenas or host events. Either of these events would adversely affect Allied Esports’ profitability.

Allied Esports’ business is subject to regulation, and changes in applicable regulations may negatively impact its business.

Allied Esports is subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection, retention, electronic commerce, consumer protection, content, advertising, localization, and information security have been adopted or are being considered for adoption by many jurisdictions and countries throughout the world. These laws could harm Allied Esports’ business by limiting the products and services it can offer consumers or the manner in which it offers them. The compliance costs for these laws may increase in the future as a result of changes in interpretation. Furthermore, Allied Esports’ failure to comply with these laws or the application of these laws in an unanticipated manner may harm its business and result in penalties or significant legal liability.

Risks Related to Allied Esports’ Intellectual Property

Allied Esports licenses a brand name under an agreement that will expire and may also be subject to claims of infringement of third-party intellectual property rights.

Allied Esports has a three-year license with a third party, ending in July 2021, to use the name “Esports Arena” which is part of the branding for its Las Vegas flagship esports arena location. Once that license expires, there is no assurance that Allied Esports will be able to further license those names or purchase them on satisfactory terms. Although Allied Esports intends to market and promote its esports arenas using intellectual property it owns and controls, there are no assurances that those efforts will be fruitful and that it will be able to maintain brand awareness once the license expires.

Furthermore, third parties may claim that Allied Esports has infringed their intellectual property rights. Although Allied Esports takes steps to avoid violating the intellectual property rights of others, it is possible that third parties still may claim infringement. Infringement claims against us, whether valid or not, may be expensive to defend and divert the attention of Allied Esports’ management and employees from business operations. Such claims or litigation could require Allied Esports to pay damages, royalties, legal fees and other costs. Allied Esports also could be required to stop offering, distributing or supporting esports games, its to-be-developed gaming platform or other features or services which incorporate the affected intellectual property rights, redesign products, features or services to avoid infringement, or obtain a license, all of which could be costly and harm its business.

Allied Esports’ technology, content and brands are subject to the threat of piracy, unauthorized copying and other forms of intellectual property infringement.

Allied Esports regards its technology, content and brands as proprietary and takes measures to protect it from infringement. Piracy and other forms of unauthorized copying and use of technology, content and brands are persistent, and policing is difficult. Further, the laws of some countries do not protect intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. Legal protection of Allied Esports’ rights may be ineffective in such countries, which could have a material adverse effect on its business, financial condition and results of operations.

Allied Esports may not be able to prevent others from unauthorized use of its intellectual property, which could harm our business and competitive position.

Allied Esports regards its registered trademark and pending trademarks, service marks, pending patents, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to its success. Allied Esports relies on trademark and patent law, trade secret protection and confidentiality and license agreements with its employees and others to protect its proprietary rights.

Allied Esports has invested significant resources to develop its own intellectual property and acquire licenses to use and distribute the intellectual property of others. Failure to maintain or protect these rights could harm its business. In addition, any unauthorized use of our intellectual property by third parties may adversely affect its current and future revenues.

Allied Esports may not be able to develop compelling intellectual property content or secure media content distributors to promote, sell, and distribute such content, which could harm its business and competitive position.

Allied Esports intends to produce licensable content from the various live events, tournaments, and its own initiatives and brands to sell to viewers worldwide. There is no guarantee that it will be able to develop content that is compelling to its targeted customers. Media and gaming company competitors, many of which are better funded, are also creating content from esports events, and it will be difficult to create content that stands out and attracts customers. Furthermore, to carry out Allied Esports’ worldwide distribution plans, film and media distribution partners will be needed and, in the event, Allied Esports is not able to secure content distributors on terms acceptable to Allied Esports, this will have a significant adverse impact on revenue streams from the sale or licensing of intellectual property.

WPT RISK FACTORS

Risks Related to WPT’s Current Business

WPT’s broadcast agreement with Fox Sports Net (“FSN”) sets a minimum level of distribution that is significantly less than the current distribution level. If WPT’s current level of distribution is reduced, the reduction could materially and adversely affect WPT’s results of operations.

Currently, WPT broadcasts certain of its worldwide Main Tour events throughout the United States on FSN, and they are also available on ClubWPT.com on demand, and on various digital streaming platforms. WPT’s programming agreement to broadcast the television series does not provide for any license fees to be paid to WPT for the broadcast rights, and contains a minimum level of distribution. Currently, WPT’s programming is broadcast significantly more frequently that the minimum threshold under the programming agreement. With no license fee in place for the distribution, WPT benefits from the program’s distribution and promotion of WPT’s online products (ClubWPT) and generates fees from sponsors by integrating sponsor logos and other advertising materials into its programs and around the broadcast of the shows through music royalties and distribution of the shows in other markets. The Season 17 sponsors included Hublot S.A., a luxury watch maker, Rockstar, Inc., an energy drink company, Baccarat, Inc., a manufacturer and retailer of fine crystal, Faded Spade Poker, LLC, a playing card manufacturer, and Zynga Inc., a social gaming operator. If WPT’s level of distribution were reduced by FSN, the value of the foregoing would be significantly reduced and it may be difficult for WPT to find sponsors on terms acceptable to WPT, or at all.

WPT’s production costs may increase.

In May 2016, WPT entered into a programming agreement for FSN to broadcast Seasons 15 through 18 of the WPT television series through calendar year 2021 on terms that are similar to the prior programming agreement discussed above. WPT may be required to pay the cost to produce these shows for FSN and depending on the amount of the related revenues it is able to generate, the lack of license fees could have a material adverse effect on WPT’s financial condition, results of operations and cash flows.

Sinclair’s acquisition of FSN could have negative consequences on World Poker Tour.

The Walt Disney Company (“Disney”) recently acquired 21st Century Fox (“FOX”). Under the terms of the acquisition, FOX’s non-regional news and sports assets, including FSN, were spun off into a new company, Fox Corporation (which is commonly referred to as “New Fox”), which remains owned by the prior FOX shareholders. The Department of Justice required Disney to sell all regional sports assets obtained as part of the acquisition (the “RSNs”) within ninety (90) days after the closing of the Disney/FOX acquisition. WPT’s programming agreement with FSN’s owner requires FSN to ensure WPT’s programming reaches a certain amount of households, which requires FSN’s owner to ensure we are broadcast on the RSNs. The FSN agreement also has other important broadcast requirements to ensure that WPT’s programming remains “appointment television” and airs at particular times on both the FSN networks and the RSNs. The RSNs (including FSN) were ultimately purchased by a joint venture company owned by Sinclair Broadcast Group and Entertainment Studios, Inc. (collectively, “Sinclair”). Although Sinclair purchased all or substantially all of FOX’s RSNs, it will be difficult to ensure WPT’s programming is carried on all of the RSNs, or at the times and dates WPT finds desirable. Even though WPT’s FSN programming agreement will remain an enforceable obligation against Sinclair, there is no assurance that Sinclair will continue to broadcast WPT’s programming on FSN on terms WPT finds reasonable, if at all. Furthermore, the sale of the RSN’s to Sinclair and the changes to the FOX and the FSN business could negatively affect WPT’s ability to find other traditional television network distribution of the WPT shows in the United States. Any reduction or change of WPT’s distribution footprint has the potential to negatively affect its brand and associated sponsorship, marketing and promotional efforts.

There is no assurance that FSN will broadcast future seasons of the World Poker Tour, which would materially and adversely affect WPT’s results of operations.

In May 2016, WPT entered into an agreement for FSN to broadcast Seasons 15 through 18 of the WPT television series through calendar year 2021. If FSN elects to discontinue airing either series and WPT cannot replace its programming agreement with an agreement with a comparable U.S. broadcaster, it may be difficult for WPT to obtain sponsorship funds, it will be detrimental to the viability of the WPT brand and, consequently, would have a material adverse effect on WPT’s financial condition, results of operations and cash flows.

Consumers shifting to online video on-demand services like Hulu and Netflix and away from cable could have negative consequences on World Poker Tour.

Historically, WPT has relied on traditional television network distribution in order to build its brand and generate sponsorship revenue. As online video on-demand services such as Hulu and Netflix have become increasingly popular compared to traditional cable subscriptions, WPT has increased its digital distribution. If these “cable-cutting” trends intensify, however, there is no assurance that WPT can maintain or increase its total distribution and if it cannot, it may be difficult for WPT to obtain sponsorship funds, it will be detrimental to the viability of the WPT brand and, consequently, it would have a material adverse effect on WPT’s financial condition, results of operations and cash flows.

The ClubWPT.com business is currently heavily dependent upon television as a major source for the generation of new monthly subscribers and WPT continually seeks cost effective online and traditional marketing to generate new subscribers, which if not achieved could materially and adversely affect its results of operations.

ClubWPT is the official subscription online poker club of the World Poker Tour. VIP users pay a monthly subscription fee for exclusive access to full episodes from every past season of the WPT television show, plus magazine access, coupons, and more. Each month, members can play poker to win a share of cash and prizes, including seats to WPT events. In addition, in January 2019, WPT added free-to-play (also known as “freemium”) social poker and casino gaming on the platform, whereby free chips are offered for play, but additional chips can be purchased (there are no cash prizes offered for freemium play). WPT has produced ClubWPT.com-branded television shows that aired on FSN (such as our “King of the Club” television shows), as well as incorporating significant branding and advertising of ClubWPT into the WPT television shows to build awareness and drive traffic to ClubWPT.com. In order for the ClubWPT business (including its freemium offering) to continue as a viable business, WPT needs to continuously identify cost efficient marketing tools to generate new subscribers for ClubWPT. Traditionally, WPT has marketed by using its large library of content online as a driver to the platform, or through its social media footprint. The number of paid subscribers at ClubWPT grew throughout 2019 as a result of a significant promotion by FSN, while daily active users of our freemium products has increased since we introduced them in January 2019. The number of paid subscribers could decrease in future quarters due to the lack of current spending on marketing for new players. WPT will need to increase its marketing and promotion of ClubWPT through alternative means, such as social media, in person at WPT live events, via cross-promotion with the Allied Esports business, and via other means to ensure ClubWPT remains viable.

WPT’s reliance on Pala Interactive LLC (“Pala”) as a third-party systems provider is subject to system security risks and business viability risks that could disrupt services provided to ClubWPT.com customers, and any such disruption could reduce WPT’s revenue, increase its expenses and harm its reputation.

Experienced computer programmers and hackers may be able to penetrate Pala’s network security and misappropriate confidential information, create system disruptions or cause shutdowns. In addition, computer programmers and hackers may be able to develop and deploy viruses, worms and other malicious software programs that attack their products or otherwise exploit security vulnerabilities in their products. As a result, WPT could lose its existing or potential customers. Pala is a third-party vendor whose business is dependent upon the real money gaming and social gaming business environment. Any business interruption or failure by Pala would directly affect WPT’s online business as WPT would need to find a suitable alternative platform provider.

Rules and regulations governing sweepstakes, promotions and giveaways vary by state and country and these rules and regulations could restrict or eliminate WPT’s ability to generate revenues at ClubWPT.com, which could materially and adversely impact the viability of this business.

Changes in laws or regulations in various states or countries over sweepstakes, promotions and giveaways or a negative finding of law regarding the characterization of the type of online activity carried out on ClubWPT.com could result in WPT’s inability to obtain subscribers in those jurisdictions, which in turn could significantly impact WPT’s ability to generate revenue. The ability or willingness to work with WPT by payment processors and other service providers necessary to conduct the ClubWPT.com business also may be limited due to such changes in laws or any perceived negative consequences of engaging in the business of sweepstakes, promotions and giveaways that are utilized by ClubWPT.com.

WPT’s success depends in part on our brands and any future brands it may develop, and if the value of its brands were to diminish, its business would be adversely affected. Licensees of WPT’s brands may diminish the value of its brands.

WPT’s success depends on its World Poker Tour and Alpha 8 brands, which consist of a portfolio of trademarks, service marks and copyrighted materials. WPT’s intellectual property portfolio includes, but is not limited to, existing and future episodes of the televised programming produced in connection with its existing and future brands and certain elements of these episodes, trade names and other intellectual property rights. In connection with WPT’s branding and licensing operations, WPT entered into agreements with certain licensors to utilize the WPT brand and intellectual property in connection with mobile, social media and casual games, horse racing, amateur poker leagues, governmental lottery games, and in-person and online education and training poker workshops. While specific contractual provisions require that the licensees maintain the quality of WPT’s licensed brands, WPT cannot be certain that its licensees or their manufacturers and distributors will honor their contractual obligations or that they will not take other actions that will diminish the value of WPT’s brands prior to its ability to detect and prevent any such actions.

WPT may not be able to protect the format of its episodes, its current and future brands and its other proprietary rights.

WPT is susceptible to others imitating its television show format and other products and infringing on its intellectual property rights. Litigation may be necessary to enforce WPT’s intellectual property rights and to determine the validity and scope of its proprietary rights. Any litigation could result in substantial expense, may reduce WPT’s profits and may not adequately protect its intellectual property rights upon which it is substantially dependent. In addition, the laws of certain foreign countries do not always protect intellectual property rights to the same extent as the laws of the U.S. Imitation of WPT’s television show formats and other products or infringement of its intellectual property rights could diminish the value of its brands or otherwise adversely affect its revenues.

Any litigation or claims against WPT based upon its intellectual property or other third-party rights, whether or not successful, could result in substantial costs and harm its reputation. In addition, such litigation or claims could force WPT to do one or more of the following: to cease exploitation of the WPT television series and related products or portions thereof that violate the potentially infringed third party rights or intellectual property, which would adversely affect WPT’s revenue; to negotiate a license from the holder of the intellectual property or other right alleged to have been infringed, which license may not be available on reasonable terms, if at all; or to modify the WPT television series and related products or portions thereof to avoid infringing the intellectual property or other rights of a third party, which may be costly and time-consuming or impossible to accomplish.

Early termination of WPT’s agreements with member casinos or violation by member casinos of the restrictive covenants contained in these agreements could negatively affect the size of telecast audiences and lead to declines in the performance of WPT’s other lines of business.

WPT entered into written agreements with all of the “member casinos” that host WPT tournament stops. However, any member casino may elect to withdraw its tournament from the WPT lineup and terminate the agreement by giving WPT notice by a specified date or, if earlier, a specified length of time before the date of the tournament, which is generally four to six months. While each agreement remains in effect and, in some cases, for varying periods of time thereafter, the member casino is prohibited from televising the tournament itself, permitting any third party to televise the tournament or licensing its name, trademarks or likeness to any other party in conjunction with the telecast of a poker tournament. If a significant number of these member casinos were to terminate their agreements and/or allow a competing company to telecast their tournaments after their expiration for the restricted time period, this could result in a decline in WPT’s future telecast audiences, which in turn would lead to declines in the performance and success of WPT’s other lines of business. If one or more member casinos were to breach the exclusivity provisions of their contracts with WPT by letting a competing company telecast their tournaments within the restricted time period, litigation may be necessary to enforce those rights. Any litigation could result in substantial expense.

Refusal of any gaming commission to register WPT as a non-gaming vendor for its branded casino tournaments could jeopardize the ability of WPT to continue holding its events at member casinos.

Some states require WPT to register with the state’s gaming commissions as a non-gaming vendor of the member casino that runs a WPT-branded tournament. If such gaming commissions refuse to provide the necessary vendor license, the member casino may not be able to hold WPT’s tournaments, and WPT’s business could suffer.

Termination or impairment of WPT’s relationships with key licensing and strategic partners could adversely affect its revenues and results of operations.

WPT has developed relationships with key strategic partners in many areas of its business, including poker tournament event sponsorship, merchandise licensing, social poker and casino games, corporate sponsorship and international distribution. WPT hopes to derive significant income from its licensing arrangements and its agreements with its strategic partners are vital to finding these licensing arrangements. If WPT were to fail to manage its existing licensing relationships, this failure could have a material adverse effect on its financial condition and results of operations. WPT would also be materially adversely affected if it were to lose rights under any of its other key contracts or if the counterparty to any of these contracts were to breach its obligations to WPT. WPT relies on a limited number of contracts under which third parties provide it with services vital to WPT’s business.

These agreements include WPT’s agreements with:

●	FSN, pursuant to which FSN broadcasts the WPT television series;

●	Pala, who hosts and operates the ClubWPT product;

●	Zynga, Inc., who licenses the WPT brand for use on its social poker platform;

●	Partypoker Live Ltd., who licenses the WPT brand in connection with online and land-based poker tournaments in Europe;

●	Hugeous Mass Media, who maintains WPT’s database of music and collects music royalty revenue for WPT worldwide;

●	Captiveplay LLC, who licenses the WPT brand in order to operate a social poker product, PlayWPT;

●	HongKong Triple Sevens Interactive Co., Ltd, who licenses the Alpha8 brand to operate a social poker product;

●	Rogers Network and Game TV, for broadcasting in key international territories such as Canada;

●	TV Azteca, pursuant to which WPT is partnering with TV Azteca to create localized WPT-branded content, as well as jointly brand and market a social poker product for the territory of Mexico;

●	AMC and Sport 1 & 2, who license rights to broadcast the WPT television series in 10 territories in Eastern Europe; and

●	OTT (over-the-top) Platforms, specifically PLUTO TV where WPT earns sizeable revenues.

If WPT’s relationship with any of these or certain other third parties were to be interrupted, or the services provided by any of these third parties were to be delayed or deteriorate for any reason without being adequately replaced, WPT’s business could be materially adversely affected. If WPT is forced to find a replacement for any of these strategic partners, this could create disruption in its business and may result in reduced revenues, increased costs or diversion of management’s attention and resources.

In addition, while WPT has significant control over its licensed products and advertising, WPT does not have operational and financial control over these third parties, and it has limited influence with respect to the manner in which they conduct their businesses. If any of these strategic partners experiences a significant downturn in its business or were otherwise unable to honor its obligations to WPT, WPT’s business could be materially disrupted.

The loss of the services of Adam Pliska or other key employees or on-air talent, or WPT’s failure to attract key individuals, could adversely affect its business.

WPT is highly dependent on the services of Adam Pliska, who currently serves as Chief Executive Officer and President of WPT, as well as President of the Company.

WPT’s continued success is also dependent upon retention of other key management executives and upon its ability to attract and retain employees and on-air talent to implement its corporate development strategy and its branding and licensing efforts. The loss of some of its senior executives, or an inability to attract or retain other key individuals, could materially adversely affect WPT. Growth in WPT’s business is dependent, to a large degree, on its ability to retain and attract such employees. WPT seeks to compensate and provide incentives to its key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans, but it can make no assurance that these programs will allow WPT to retain key employees or hire new employees. In addition, WPT’s future success may also be affected by the potential need to replace its key on-air talent.

Any disputes with the IATSE 700 Editors Union could delay finishing production of shows needing to be delivered to FSN or increase WPT’s costs to produce the shows.

Certain of WPT’s employees involved in producing the WPT series are members of IATSE 700 Editors Union, and WPT renewed its contract with such union in August 2019 for a three-year term. Although WPT has a current union agreement in place, there is no guarantee that future disagreements with WPT’s unionized employees will not lead to any interruption in services. Any failure to timely negotiate and/or settle any such disagreements could cause a delay in WPT’s ability to timely produce the WPT series for FSN, and the costs to do so could increase. Either of these events would adversely affect WPT’s profitability.

WPT’s quarterly results may fluctuate, which may negatively affect the value of the common stock.

Under sponsorship agreements for WPT, revenues are recognized as each episode is aired. Therefore, WPT’s quarterly revenue can fluctuate significantly depending on the number of episodes aired in any one quarter. In addition, the sales of consumer products that utilize WPT’s licensed intellectual property vary greatly, due to holiday seasons, school schedules and other outside factors. As a result, WPT’s financial results can be expected to fluctuate significantly from quarter to quarter, leading to volatility and a possible adverse effect on the market price of the common stock.

Risks Related to WPT’s Current Industry

WPT’s television programming may be unable to maintain a sufficient audience for a variety of reasons, many of which are beyond its control.

Television production is a speculative business because revenues and income derived from television depend primarily upon the continued acceptance of that programming by the public, which is difficult to predict. Public acceptance of particular programming is dependent upon, among other things, the quality of the programming, the strength of networks on which the programming is telecast, the promotion and scheduling of the programming and the quality and acceptance of competing television programming and other sources of entertainment and information. Popularity of programming can also be negatively impacted by excessive telecasting of the programming beyond viewers’ saturation thresholds.

WPT’s ability to create and sponsor its television programming profitably may be negatively affected by adverse trends that apply to the television production business generally.

Television revenues and income may be affected by a number of factors, many of which are not within WPT’s control. These factors include a general decline in television viewers, pricing pressure in the television advertising industry, strength of the stations on which its programming is telecast, general economic conditions, increases in production costs and availability of other forms of entertainment and leisure time activities. Furthermore, as the popularity of streaming content over the Internet increases and more consumers “cut the cord” and cease watching traditional broadcast television, the audience for WPT’s programming will be dispersed across multiple platforms and its programming could have less overall impact and watchability. All of these factors, as well as others, may quickly change and these changes cannot be predicted with certainty. WPT’s future sponsorship opportunities may also be adversely affected by these changes. Accordingly, if any of these changes were to occur, the revenues WPT generates from television programming could decline.

A decline in general economic conditions or the popularity of WPT’s brand of televised poker tournaments could adversely impact its business.

Because WPT’s operations are affected by general economic conditions and consumer tastes, its future success is unpredictable. The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes and thus a decline in general economic conditions could, in turn, have a material adverse effect on WPT’s business, operating results and financial condition and the price of the Company’s common stock. An economic decline could also adversely affect WPT’s corporate sponsorship business, sales of its branded merchandise and other aspects of its business.

The continued popularity of WPT’s type of poker entertainment is vital in maintaining the ability to leverage its brand and develop products or services that appeal to its target audiences, which, in turn, is important to WPT’s long-term results of operations. Public tastes are unpredictable and subject to change and may be affected by changes in the political and social climates of those countries and territories in which WPT operates. A change in public opinion could have a material adverse effect on WPT’s business, operating results and financial condition and, ultimately, the price of the Company’s common stock.

The political or social climate regarding gaming and poker could negatively impact WPT’s ability to negotiate future telecast license arrangements and could negatively impact its chances of renewal.

Although the popularity of poker, in particular, and gaming, in general, has continued to grow in the U.S. and abroad, gaming has historically experienced backlash from various constituencies and communities. Currently, the legal operational status of Internet-based casinos and card rooms remains unclear in some countries. The U.S. government has taken steps to curb activities that it believes constitutes unlawful online gaming through legislation such as the Unlawful Internet Gambling Enforcement Act of 2006 and through arrests of off-shore online gaming operators traveling in the U.S. Also, on November 2, 2018, the U.S. Department of Justice (the “DOJ”) issued an opinion that interprets the federal Wire Act as prohibiting any gambling that crosses state lines, including non-sports related gambling. This opinion expands the prior opinion issued by the DOJ in 2011 that interpreted the Wire Act as prohibiting interstate sports gambling only.

Based on the uncertain regulatory environment surrounding the marketing and promotion of Internet-based casinos and card rooms to viewers in the U.S., FSN has final edit rights to the shows that it broadcasts. FSN had indicated that it will only display names or logos of Internet-based casinos and card rooms in its telecasts that are explicitly legal in select territories in the United States. However, if FSN elects not to allow the display of logos on the WPT show, whether because of the recent DOJ opinion or otherwise, WPT may not be able to attract other Internet-based casino sponsors or retain existing online card rooms sponsoring WPT’s tour. Additionally, increased regulatory scrutiny on Internet gambling sites may eliminate these sites as sources of advertising revenue for television networks that exhibit poker-related programming, thereby potentially impacting the value of such programming to these networks. Additionally, many participants in WPT’s tournament events are sponsored by Internet-based casino sponsors and existing online card rooms. If such sponsors’ revenues are reduced, they may not be able to sponsor WPT’s tournament participants at the same level or at all, which could cause WPT’s tournament participation to decline (in terms of numbers and professional players) and the quality and distribution of our WPT series could suffer.

The television entertainment market in which WPT operates is highly competitive and competitors with greater financial resources or marketplace presence may enter this market to WPT’s detriment.

WPT competes with other poker-related television programming, including ESPN’s coverage of the “World Series of Poker” and its “World Series of Poker” Circuit Events, among others. These and other producers of poker-related programming may be well established and may have significantly greater resources than WPT does. Based on the popularity of these poker-related televised programs, WPT believes that additional competing televised poker programs may currently be in development or may be developed in the future. WPT’s programming also competes for telecast audiences and advertising revenue with telecasts of mainstream professional and amateur sports, as well as other entertainment and leisure activities. These competing programs and activities, and the brands that they build may decrease the popularity of the WPT television series and dilute the WPT’s brand. This would adversely affect WPT’s operating results and financial condition and, ultimately, the price of the Company’s common stock.

RISKS RELATED TO THE COMPLETED MERGER

Future resales of the common stock and warrants issued in the Merger may cause the market price of the Company’s securities to drop significantly, even if the business is doing well.

In connection with the Merger of an AESE subsidiary with and into AEM, with AEM as the surviving entity, the Company issued to the former owners of Allied Esports and WPT (i) an aggregate of 11,602,754 shares of common stock and (ii) five-year warrants to purchase an aggregate of 3,800,003 shares of common stock at a price per share of $11.50. Additionally, the former owners of Allied Esports and WPT were entitled to receive their pro rata portion of an aggregate of an additional 3,846,153 shares of common stock if the last sales price of the Company’s common stock reported on the Nasdaq Capital Market equals or exceeds $13.00 per share (as adjusted for stock splits, dividends, and the like) for 30 consecutive trading days at any time during the five-year period after the consummation of the Merger. At the closing of the Merger, the Company also issued the following shares of its common stock: (i) 744,422 shares to management of WPT in satisfaction of profit participation agreements; (ii) 144,158 shares for prior bonus amounts owed to Adam Pliska, the President of the Company post-closing and the CEO of WPT; (iii) 197,268 shares to finders (one of whom is Adam Pliska, who received 98,634 of such shares), and (iv) 1,842,831 shares to Primo Vital Limited in cancellation of $12,144,260 of debt owed by Allied Esports and WPT.

Pursuant to the Merger Agreement, the foregoing recipients entered into lock-up agreements, pursuant to which they agreed to not, subject to certain exceptions, transfer, sell, tender or otherwise dispose of the shares of Company common stock and warrants they received for a period from the closing of the Merger as follows: (i) with respect to 50% of their common stock and warrants, the earlier of one year after the closing of the Merger and the date on which the closing price of the Company’s common stock exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the closing of the Merger and, (ii) with respect to the remaining 50% of their common stock and warrants, one year after closing of the Merger, or earlier in each case if, subsequent to the Merger, the Company consummates a subsequent liquidation, merger, stock exchange, or other similar transaction which results in all stockholders having the right to exchange their shares of common stock for cash, securities, or other property.

Upon expiration of the applicable lock-up periods and subject to applicable securities laws, these recipients may sell large amounts of the Company’s common stock and warrants in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility of, or putting significant downward pressure on, the trading price of our common stock and warrants.

RISKS RELATED TO THE BUSINESSES OF BOTH ALLIED ESPORTS AND WPT

Allied Esports and WPT have historically operated at a net loss on a consolidated basis, and there is no guarantee that that the consolidated company will be able to be profitable.

The combined historical operations of Allied Esports and the WPT have resulted in net losses of $16,738,729 and $31,019,725 for the years ended December 31, 2019 and 2018, respectively. We do not know with any degree of certainty whether or when the consolidated operations of Allied Esports and the WPT will become profitable. Even if we are able to achieve profitability in future periods, we may not be able to sustain or increase our profitability in successive periods.

We have formulated our business plans and strategies based on certain assumptions regarding the acceptance of our business model and the marketing of our products and services. Nevertheless, our assessments regarding market size, market share, market acceptance of our products and services and a variety of other factors may prove incorrect. Our future success will depend upon many factors, including factors beyond our control and those that cannot be predicted at this time.

Forecasts of our market and market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, there can be no assurance that our business will grow at similar rates, or at all.

Growth forecasts included in this Report relating to our market opportunities and the expected growth in those markets are subject to significant uncertainty and are based on assumptions and estimates which may prove to be inaccurate. We also plan to operate in a number of foreign markets, and a downturn in any of those markets could have a significant adverse effect on our businesses. Even if these markets meets our size estimate and experiences the forecasted growth, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

Any actual or perceived failure by us to comply with our privacy policies or legal or regulatory requirements in one or multiple jurisdictions could result in proceedings, actions or penalties against us.

Allied Esports and WPT have implemented various features intended to better comply with applicable privacy and security requirements in the collection and use of customer data, but these features do not ensure compliance and may not be effective against all potential privacy and data security concerns. A wide variety of domestic and foreign laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, disposal and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect any personal data, could result in enforcement actions against us, including fines, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could adversely affect our business, operating results, financial performance and prospects.

Evolving and changing definitions of personal data and personal information within the EU, the United States and elsewhere may limit or inhibit our ability to operate or expand our business. In jurisdictions outside of the United States, we may face data protection and privacy requirements that are more stringent than those in place in the United States. We are at risk of enforcement actions taken by certain EU data protection authorities until such point in time that we may be able to ensure that all transfers of personal data to us in the United States from the EU are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. The European General Data Protection Regulation (“GDPR”) may impose additional obligations, costs and risks upon our business. The GDPR may increase substantially the penalties to which we could be subject in the event of any non-compliance. In addition, we may incur substantial expense in complying with the obligations imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims. In addition, future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose data relating to individuals, which could increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Allied Esports and WPT publicly post their privacy policies and practices concerning processing, use and disclosure of the personally identifiable information provided to them by website visitors. Publication of such privacy policies and other statements published that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of actual policies and practices or if actual practices are found to be unfair. Evolving and changing definitions of what constitutes “Personal Information” and “Personal Data” within the EU, the United States and elsewhere, especially relating to classification of IP addresses, machine or device identification numbers, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance relationships that may involve the sharing of data.

Our failure to raise additional capital or generate cash flows necessary to pay debt, expand our operations and invest in new business initiatives in the future could reduce our ability to compete successfully and harm our operating results.

In the future we need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we cannot raise capital on acceptable terms, or at all, we may not be able to, among other things:

●	develop and enhance our products and services;

●	continue to expand our network of arenas;

●	hire, train and retain employees;

●	respond to competitive pressures or unanticipated working capital requirements; or

●	pursue acquisition opportunities.

While management believes that due to the current maturity date of our debt, our current cash balance and our operational forecast for 2020, we can continue as a going concern through at least July 31, 2020, we can provide no assurance that our ongoing operational efforts will be successful.

Our business depends substantially on the continuing efforts of our executive officers, key employees and qualified personnel, and our business operations may be severely disrupted if we lose the services of such personnel.

Our future success depends substantially on the continued efforts of our executive officers and key employees. If one or more of our executive officers or key employees are unable or unwilling to continue their services with us, we might not be able to replace them easily, in a timely manner, or at all. Since the esports gaming and poker industry is characterized by high demand and intense competition for talent, we cannot assure you that we will be able to attract or retain qualified staff or other highly skilled employees. If any of our executive officers or key employees terminate their services with us, our business may be severely disrupted, our financial condition and results of operations may be materially and adversely affected and we may incur additional expenses to recruit, train and retain qualified personnel.

We may experience security breaches and cyber threats.

We face cyber risks and threats that could damage, disrupt or allow third parties to gain improper access to our networks and platforms, supporting infrastructure, intellectual property and other assets. In addition, we rely on technological infrastructure, including third party cloud hosting and broadband, provided by third party business partners to support the functionality of our platforms and content distribution. These business partners are also subject to cyber risks and threats. Such cyber risks and threats may be difficult to detect. The techniques that may be used to obtain unauthorized access or disable, degrade, exploit or sabotage these networks and gaming platforms change frequently and often are not detected. Our systems and processes and those of our third-party business partners may not be adequate. Any failure to prevent or mitigate security breaches or cyber risks, or respond adequately to a security breach or cyber risk, could result in interruptions to our platforms, degrade the gamer/user experiences, cause gamers/users to lose confidence in our platforms and cease utilizing them, as well as significant legal and financial exposure. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.

Global health threats, such as the current corona virus, may adversely affect the operations of our Allied Esports and WPT businesses, which could have a material adverse effect on our business.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of the COVID-19 respiratory illness first identified in Wuhan, Hubei Province, China. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and services. Specifically, as a global entertainment company that hosts numerous live events with spectators and participants in destination cities, outbreaks may cause such people to avoid our traveling to and attending our events. Sponsors of such events may also cancel such events as precautionary measures. Recently live events to be hosted by both of our Allied Esports and WPT businesses have been cancelled, and at this time we cannot determine the extent that such outbreak may have on our future events.

Risks Related to Owning Our Common Stock

The market price of shares of our common stock may be volatile, which could cause the value of your investment to decline.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and, in response, the market price of shares of our common stock could decrease significantly. You may be unable to resell your shares of common stock at or above a price you feel is appropriate.

In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We have no current plans to pay cash dividends on our common stock; as a result, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We have no current plans to pay dividends on our common stock. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions and other factors that our board of directors may deem relevant. In addition, our ability to pay cash dividends is restricted by the terms of our debt financing arrangements, and any future debt financing arrangement likely will contain terms restricting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

If our operating and financial performance in any given period does not meet the guidance that we provide to the public, the market price of our common stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in our public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled interest payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors, some of which are beyond our control. In some cases, we will also be required to obtain the consent our lenders to refinance material portions of our indebtedness. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premiums, and interest, if any, on our indebtedness. Some of our indebtedness is maturing in the near term, and if we are unable to raise sufficient capital or generate cash through our operations, we will be unable to meet our debt obligations at maturity.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, reduce or eliminate the payment of dividends, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to attempt to meet our debt service and other obligations. We may not be able to consummate those dispositions or consummate dispositions at prices that we believe are fair, and the proceeds that we do receive may not be adequate to meet any debt service obligations then due.

We incur increased costs and are subject to additional regulations and requirements as a result of being a public company, which could lower our profits or make it more difficult to run our business.

As a public company, we incur significant legal, accounting and other expenses that are not incurred by private companies, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and related rules implemented by the Securities and Exchange Commission (the “SEC”) and the Nasdaq Capital Market. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also may make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock on the Nasdaq market, fines, sanctions and other regulatory action and potentially civil litigation.

We are an “emerging growth company,” and the reduced public company reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We qualify as an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure; an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We intend to take advantage of the exemptions discussed above. As a result, the information we provide will be different than the information that is available with respect to other public companies. In this Report, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the market price of our common stock may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of our 2022 fiscal year, (ii) the first fiscal year after our annual gross revenues exceed $1.07 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.00 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

Our failure to achieve and maintain an effective system of disclosure controls and internal control over financial reporting could adversely affect our financial position and lower our stock price.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports. Nevertheless, all internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Although management has not completed its assessment regarding internal control over financial reporting as of the date of this Report, management has identified as of December 31, 2019 the following material weaknesses in internal controls:

●	inadequate internal controls, including inadequate segregation of duties, over the preparation and review of the consolidated financial statements and untimely annual closings of the books;

●	inadequate controls and procedures as they relate to completeness of information reported by certain third parties that process transactions related to specific revenue streams; and

●	inadequate information technology general controls as it relates to user access and change management.

As a company with limited accounting resources, a significant amount of management’s time and attention has been and will be diverted from our business to ensure compliance with these regulatory requirements. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.

These material weaknesses and any significant deficiencies could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and any annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain our common stock listed on Nasdaq.

Increases in interest rates may cause the market price of our common stock to decline.

While interest rates are falling and have in recent years been at record low levels, any return to increases in interest rates may cause a corresponding decline in demand for equity investments. Any such increase in interest rates or reduction in demand for our common stock resulting from other relatively more attractive investment opportunities may cause the market price of our common stock to decline.

If securities or industry analysts do not publish research or reports about our business or publish negative reports, the market price of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one of more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume of our common stock to decline. Moreover, if one or more of the analysts who cover us downgrades our common stock or if our reporting results do not meet their expectations, the market price of our common stock could decline.

You will be diluted by the future issuance of common stock, preferred stock, or securities convertible into common or preferred stock, in connection with our incentive plans, acquisitions, capital raises or otherwise.

Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Issuing additional shares of our capital stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their stockholdings in us.

Additionally, we have reserved an aggregate of 3,463,305 shares of common stock for issuance under our 2019 Equity Incentive Plan (the “2019 Plan”). Any common stock that we issue, including under our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our common stockholders. We intend to file one or more registration statements on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our 2019 Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

The Company’s amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could limit the Company’s stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or employees.

The Company’s Certificate of Incorporation, as amended, provides that unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the Certificate of Incorporation, as amended, or the Company’s Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, another state court located within the State of Delaware, or if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees.

If a court were to find the choice of forum provision contained in our Certificate of Incorporation, as amended, to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to the Company’s management.

Our Board of Directors’ ability to issue undesignated preferred stock and the existence of anti-takeover provisions may depress the value of our common stock.

The Company’s authorized capital includes 1,000,000 shares of undesignated preferred stock. Our Board has the power to issue any or all of the shares of preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval, subject to certain limitations on this power under Nasdaq listing requirements. Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board to issue undesignated stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company that are not approved by our Board. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of common stock may also be affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s main offices are leased and are located at 17877 Von Karman Avenue, Suite 300, Irvine, California, 92614. The Company considers this office space adequate for its current operations. The initial lease term will expire in approximately 2033, and the Company has two five-year options to renew.

Item 3. Legal Proceedings

The Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business. While the outcome of these disputes, claims, liens and litigation matters cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the outcome of these matters, either individually or collectively, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “AESE.”

(b) Holders

On March 13, 2020, there were 50 holders of record of our common stock.

(c) Dividends

We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our credit facilities materially restrict, and future debt instruments may materially restrict, our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of our current or then-existing debt instruments and other factors our Board of Directors deems relevant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,480,000	4.34	902,912
Equity compensation plans not approved by security holders	—	—	—
Total	2,480,000	4.34	902,912

(1) The Company’s stockholders previously approved of the Company’s 2019 Equity Incentive Plan.

(e) Recent Sales of Unregistered Securities

Brookfield Partnership

On January 14, 2020, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with BPR Cumulus LLC (“Brookfield”), an affiliate of Brookfield Property Partners. Pursuant to the Purchase Agreement, the Company issued to Brookfield 758,725 shares of the Company’s common stock in exchange for $5,000,000 (the “Purchase Price”) on January 16, 2020. The Purchase Price is to be used by the Company or its subsidiaries to develop integrated esports experience venues at mutually agreed upon shopping malls owned and/or operated by Brookfield or any of its affiliates (each, a “Brookfield Mall”) that will include a dedicated gaming space and production capabilities to attract and to activate esports and other emerging live events (each, an “Esports Venue”). To that end, half of the Purchase Price is held in escrow until the parties execute a written lease agreement for the first Esports Venue, and the other half is held in escrow until the parties execute a written lease agreement for the second Esports Venue. Under the Purchase Agreement, the Company, or one of its subsidiaries, must create, produce, and execute three esports events per year during calendar years 2020, 2021 and 2022 that will include the Company’s HyperX Esports Truck at one or more Brookfield Malls at mutually agreed times.

Merger Consideration

On August 9, 2019, the Company consummated its merger transaction (the “Merger”) contemplated by the Agreement and Plan of Reorganization, dated as of December 19, 2018 and amended by the Amendment dated August 5, 2019 (the “Merger Agreement”), by and among the Company, Black Ridge Merger Sub Corp., Allied Esports Media, Inc. (“AEM”), Noble Link Global Limited, Ourgame International Holdings Limited, and Primo Vital Limited, pursuant to which, among other things, AEM became a wholly-owned subsidiary of the Company and the Company assumed ownership of the businesses of Allied Esports International, Inc. (“Allied Esports”) and the World Poker Tour® (“WPT”). Upon consummation of the Merger, the Company issued to the former owners of Allied Esports and WPT (i) an aggregate of 11,602,754 shares of Company common stock and (ii) an aggregate of 3,800,003 Company warrants, which warrants have a term of five years, an exercise price of $11.50 per share, and became exercisable as of September 9, 2019. Additionally, the former owners of Allied Esports and WPT are entitled to receive their pro rata portion of an aggregate of an additional 3,846,153 shares of common stock if the last sales price of the common stock reported on the Nasdaq Capital Market equals or exceeds $13.00 per share (as adjusted for stock splits, dividends, and the like) for 30 consecutive trading days at any time during the five-year period after the consummation of the Merger.

Investment Bankers

In connection with the consummation of the Merger, the following service providers of the Company were entitled to cash payments, and agreed to accept shares of the Company’s common stock in lieu of such cash payments: EarlyBirdCapital, Inc., MIHI LLC, Roth Capital Partners, LLC, Northland Securities, Inc., The Oak Ridge Financial Services Group, Inc., Dougherty & Company LLC, and D.A. Davidson & Co, Inc.

Bridge Loans

The former owners of WPT and Allied Esports issued a series of secured convertible promissory notes on October 11, 2018 and May 15, 2019 in the aggregate original principal amount of $14,000,000. These notes were assumed by the Company effective upon the closing of the Merger as follows.

$10 million of secured convertible promissory notes (the “Initial Notes”) were purchased on October 11, 2018. The Initial Notes were due and payable on the first to occur of (i) the one-year anniversary of the issuance date, or (ii) upon conversion of the Notes into equity as part of the Merger. As security for purchasing the Initial Notes, the investors received a security interest in Allied Esports’ assets (second to any liens held by the landlord of the Las Vegas arena for property located in that arena), as well as a pledge of the equity of all of the entities comprising WPT. The liens and pledge described above would terminate upon the closing of the Merger.

On May 15, 2019, $4 million of another series of secured convertible promissory notes (the “Additional Notes,” and together with the Initial Notes, the “Bridge Loan Notes”) were purchased. Ms. Man Sha purchased a $1 million Additional Note, and is the wife of Mr. Ng Kwok Leung Frank, a director and CEO of the Company. As part of the Additional Notes, the terms of the Initial Notes were amended such that the terms of the Additional Notes applied to the Initial Notes. The Bridge Loan Notes accrue annual interest at 12%; provided that no interest is payable in the event the Notes are converted into Company common stock. The Bridge Loan Notes were due and payable on the first to occur of (i) the one-year anniversary of the issuance date, or (ii) the date on which a demand for payment is made during the time period beginning on the closing of the Merger (the “Closing Date”) and ending on the date that is three (3) months after the Closing Date. If any Bridge Loan Note is paid by the Company or AEM, the investor will receive one year of interest. As security for purchasing the Bridge Loan Notes, the investors received a security interest in Allied Esports’ assets (second to any liens held by the landlord of the Las Vegas arena for property located in that arena), as well as a pledge of the equity of all of the entities comprising WPT, and a guaranty of Ourgame and the Company. The debt is convertible into shares of common stock that are freely tradeable without restriction at $8.50 per share.

On August 5, 2019, the Company entered into an amendment and acknowledgement agreement (the “Acknowledgement Agreement”), pursuant to which Allied Esports and WPT amended the terms of the Bridge Loan Notes. Pursuant to the Acknowledgement Agreement, the bridge holders agreed to defer repayment of the Bridge Loan Notes to one year and two weeks following the Closing Date (the maturity date of the Bridge Loan Notes, the “Maturity Date”). In consideration of agreeing to the deferred repayment, the bridge holders will be paid an additional six months of interest (i.e., a total of 18 months interest) to the extent any bridge holder elects not to convert their Bridge Loan Note to common stock. The Company agreed to assume the debt under the Bridge Loan Notes as part of the Merger, and agreed that the debt will be secured by all the assets of the Company following the Closing Date. The Bridge Loan Notes are convertible at any time by a holder between the Closing Date and the Maturity Date, into shares of common stock that are freely tradable without restriction, at $8.50 per share.

If the Bridge Loan Note holders elect to convert their Bridge Loan Notes into common stock, they would be entitled to receive additional shares of common stock equal to the product of (i) 3,846,153 shares, multiplied by (ii) the Bridge Loan Note holder’s investment amount, divided by (iii) $100,000,000, if, at any time within five years after the Closing Date, the last exchange-reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days.

Each Bridge Loan Note holder received a warrant to purchase shares of common stock in an amount equal to the product of (i) 3,800,000 shares, multiplied by (ii) the Bridge Loan Note holder’s investment amount, divided by (iii) $100,000,000. The warrants have a term of five years, an exercise price of $11.50 per share, and became exercisable as of September 9, 2019.

Share Purchase Investors

The Company previously entered into Share Purchase Agreements (the “Purchase Agreements”) with the following investors: TV AZTECA, S.A.B. de C.V., Simon Equity Development LLC, Morris Goldfarb, Kepos Capital LP, Pennington Capital, Ron Geiger IRA, and Lyle Berman, the Company’s Chairman of the Board (collectively, the “Investors”). Pursuant to the Purchase Agreements, the Investors purchased an aggregate of $18,000,000 of shares of common stock in open market or privately negotiated transactions at a price not to exceed the per share amount held in the Company’s trust account (which was approximately $10.30 per share) (the “Maximum Price”). The Investors agreed not to convert any shares purchased in the open market or in privately negotiated transactions at the Company’s meeting of stockholders held August 9, 2019 that approved, among other things, the Merger. If the Investors were unable to purchase their full amount of shares in the open market or in privately negotiated transactions, the Company agreed to sell to them newly issued shares upon closing of the Merger at the Maximum Price to fulfill their purchase obligations. In addition, the Purchase Agreements provided that upon the closing of the Merger, the Company would issue to the Investors 1.5 shares of its common stock for every 10 shares purchased by the Investors, and that the Company would file a registration statement with the SEC as promptly as practicable following closing of the Merger to register the resale of any shares of common stock purchased by the Investors that are not already registered and cause such registration statement to become effective as soon as possible. Black Ridge, the Company’s sponsor (as described below), transferred 720,000 shares of common stock to the Investors.

Sponsor

Prior to the Merger, the Company was a special purchase acquisition company, and Black Ridge Oil & Gas, Inc. (“Black Ridge”) was its sponsor. In connection with initially capitalizing and founding the Company in 2017, Black Ridge purchased 445,000 units of the Company. Each unit was entitled to one share of common stock, one warrant to purchase common stock, and a right to one-tenth of a share of common stock upon the consummation of a business combination by the Company. On August 9, 2019 in connection with the Merger, such units were automatically converted into 445,000 shares of common stock, 445,000 warrants to purchase common stock, and 445,000 rights to purchase one-tenth of a share of common stock. The rights were simultaneously converted into an additional 44,500 shares of common stock. The warrants have a term of five years, an exercise price of $11.50 per share, and became exercisable as of September 9, 2019.

Black Ridge received an additional 60,000 units upon conversion of convertible promissory notes issued by the Company to Black Ridge, which had an aggregate outstanding principal amount of $600,000 and accrued no interest, at a rate of $10 per unit. On the Closing Date in connection with the Merger, the notes were converted into 60,000 shares of common stock, 60,000 warrants to purchase common stock, and 60,000 rights to purchase one-tenth of a share of common stock. The rights were simultaneously converted into an additional 6,000 shares of common stock. The warrants have a term of five years, an exercise price of $11.50 per share, and became exercisable as of September 9, 2019.

Black Ridge’s shares of common stock (other than the 66,000 shares issued upon conversion of the Company’s promissory notes issued to Black Ridge) are kept in an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares may not be transferred, assigned, sold or released from escrow until (1) with respect to 50% of the shares, the earlier of one year after the date of the consummation of Merger or the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the shares, one year after the date of the consummation of Merger, or earlier, in either case, if, subsequent to the Merger, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. The limited exceptions include transfers, assignments or sales (i) to the Company’s or Black Ridge’s officers, directors, consultants or their affiliates, (ii) to an entity’s members upon its liquidation, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions.

Exempt Issuances

The foregoing issuances of warrants and shares of common stock were not registered under the Securities Act at the time of sale, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For these issuances, the Company relied on the exemption from federal registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on the Company’s belief that the offer and sale of such common stock and warrants did not involve a public offering.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this prospectus. This discussion contains forward-looking statements that involve significant uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” elsewhere in this prospectus. For further information, see “Cautionary Note Regarding Forward-Looking Statements” above.

 Overview

Allied Esports Entertainment Inc. (“AESE”), formerly known as Black Ridge Acquisition Corp, or “BRAC,” was incorporated in Delaware on May 9, 2017 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

Allied Esports Media, Inc. (“AEM”), a Delaware corporation, was formed in November 2018 to act as a holding company for Allied Esports International Inc. (“Allied Esports”) and immediately prior to the closing of the Merger (see below) to also include Noble Link Global Limited (“Noble Link”). On December 19, 2018, BRAC, Noble Link and AEM executed an Agreement and Plan of Reorganization (as amended, the “Merger Agreement”).

On August 9, 2019 (the “Closing Date”), Noble Link merged with and into AEM, with AEM being the surviving entity. Further, on the Closing Date, a subsidiary of AESE merged with and into AEM pursuant to the Merger Agreement, with AEM being the surviving entity (the “Merger”). Allied Esports, together with its subsidiaries, owns and operates the esports-related businesses of AESE. Noble Link (prior to the Merger) and its wholly owned subsidiaries Peerless Media Limited, Club Services, Inc. and WPT Enterprises, Inc. operate the poker-related business of AESE and are collectively referred to herein as “World Poker Tour” or “WPT.”

References to the “Company” are to the combination of AEM, AEII and WPT during the period prior to the Merger and to AESE and its subsidiaries after the Merger.

The Company

AESE operates a premier public esports and entertainment company, consisting of the Allied Esports and World Poker Tour businesses.

The World Poker Tour is a premier name in internationally televised gaming and entertainment with brand presence in land-based poker tournaments, television, online and mobile. Leading innovation in the sport of poker since 2002, WPT helped ignite the global poker boom with the creation of a unique television show based on a series of high-stakes poker tournaments. WPT’s Tour Events are held at locations throughout the world and have awarded more than one billion in prize dollars in its 18-year history. WPT has broadcast globally in more than 150 countries and territories, and is currently producing its 18th season, which airs on FOX Sports Regional Networks in the United States. Season 18 of WPT is currently sponsored by its online subscription-based poker service, ClubWPT.com. WPT offers a suite of online poker services which it operates by itself and through its partners offering consumers the ability to access gaming content on a year-round 24/7 basis. ClubWPT.com is a unique online membership site that offers inside access to the WPT, as well as a sweepstakes-based poker club available in 35 states across the United States and Washington D.C., and four foreign countries, with innovative features and state-of-the-art creative elements inspired by WPT’s 18 years of experience in gaming entertainment. In addition, WPT licenses its brand to social gaming sites through partners like Zynga as well as to educational learning platforms such as LearnWPT. These online products are scalable and offer geographic access that might be limited if WPT relied on tour stop participation alone. Additionally, WPT benefits from managing its own distribution business which currently has more than 1,100 hours of broadcast-ready content, and offers demographically similar programming to its poker content, such as esports, golf and MMA. WPT uses this large suite of programming as leverage to seek preferred airtimes on its various distribution channels where it may promote its online products or offer airtime to sponsors in territories they seek to enter. WPT also participates in strategic brand license, partnership, sponsorship opportunities and music licensing. For the past 16 years of its 18-year history, WPT’s business model has successfully utilized the following three pillars for its business model in the sport of poker:

●	in-person experiences;

●	developing multiplatform content; and

●	providing interactive services.

WPT utilizes its in-person experiences to expand its brand throughout the world and creates content from such experiences to monetize its brand as part of its multiplatform content. WPT’s live events all over the world and distribution of its content via broadcast, streaming and social media, allow WPT to generate significant marketing opportunities for both its sponsors and its own products. WPT has taken advantage of this marketing arm to promote several interactive products: ClubWPT, its subscription-based online poker club that WPT owns and operates, which also offers social poker; PlayWPT, a web and mobile social poker product that is operated by a third party utilizing software and branding that WPT licenses to such provider; Zynga Poker, who operates one of the world’s largest social poker products, to whom WPT has licensed its brand for certain WPT-branded poker tournaments on their platform; and HongKong Triple Sevens Interactive Co., Ltd, who licenses WPT’s Alpha8 brand to operate a social poker product they are in the process of developing. In addition to the three-pillar approach to monetizing the WPT brands as described above, WPT has also been able to combine these approaches in a regional manner to create localized versions of the WPT in other parts of the world. WPT believes that this increased reach will have long-term benefits to WPT’s brand image and profitability.

Gaming is one of the largest and fastest growing markets in the entertainment sector, with an estimated 2.56 billion gamers playing esports globally, and esports is the major driver of this growth. Esports, short for “electronic sports,” is a general label that comprises a diverse offering of competitive electronic games that gamers play against each other. It is projected that by 2023, 646 million people will be watching esports globally, and that global esports revenue will grow to approximately $1.5 billion. The Company plans to continue operating the WPT business and to utilize its business model in the multibillion-dollar esports industry. Allied will do this by collaborating with its strategic investors, including certain affiliates of Simon Property Group, Inc., a global leader in the ownership of premier shopping, dining, entertainment, and mixed-use destinations (“Simon”), certain affiliates of Brookfield Property Partners, one of the world’s premier real estate companies, and TV Azteca, S.A.B. DE C.V., a Grupo Salinas company, a premier television network in Mexico (“TV Azteca”), to deliver best-in-class live events, content and online products.

The esports gaming industry is relatively new and is challenging. Competition is rapidly developing. Allied Esports’ business relies upon its ability to grow and garner an active gamer community, and successfully monetize this community through tournament fees, live event ticket sales, and advertising and sponsorships utilizing the three-pillar approach above. Its growth also depends, in part, on its ability to respond to technological evolution, shifts in gamer trends and demands, introductions of new games, game publisher intellectual property right practices, and industry standards and practices. While change in this industry may be inevitable, Allied Esports will try to adapt its business model as needed to accommodate change and remain on the forefront of its competitors. Allied Esports’ business plan requires significant capital expenditures, and it expects its operating expenses to increase significantly as it continues to expand its marketing efforts and operations in existing and new geographies and vertical markets (including its online esports tournament and gaming subscription platform it intends to develop). A key element of Allied Esports’ growth strategy is to extend its brand by opening additional flagship arenas throughout the world and licensing the Allied Esports brand to third party esports arena operators, which it believes will provide attractive returns on investment.

Recent Developments

In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified in Wuhan, China. Through the first quarter of 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. As a result, we have cancelled several live events that were to be hosted by both our Allied Esports and WPT businesses. The Coronavirus outbreak has had and will have an adverse effect on our results of operations. As a global entertainment company that hosts live events with spectators and participants in destination cities, outbreaks may cause such people to avoid traveling to and attending our events.  Sponsors of such events may also cancel such events as precautionary measures. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the Coronavirus and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition.

Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes included herein. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, or beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in “Risk Factors.” The Company assumes no obligation to update any of these forward-looking statements.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

	For the			Percentage of Revenue
	Years Ended			Years Ended
	December 31,		Increase	December 31,
(in thousands, except for percentage of revenue data)	2019	2018	(Decrease)	2019	2018

Revenues
In-person	$11,134	$8,181	$2,953	42.7%	39.7%
Multiplatform content	5,498	3,247	2,251	21.1%	15.8%
Interactive	9,440	9,175	265	36.2%	44.5%
Total Revenues	26,072	20,603	5,469	100.0%	100.0%
Costs and expenses
In-person (exclusive of depreciation and amortization)	4,833	4,544	289	18.5%	22.1%
Multiplatform content (exclusive of depreciation and amortization)	3,813	2,297	1,516	14.6%	11.1%
Interactive (exclusive of depreciation and amortization)	2,479	2,474	5	9.5%	12.0%
Online operating expenses	688	2,245	(1,557)	2.6%	10.9%
Selling and marketing expenses	3,576	4,023	(447)	13.7%	19.5%
General and administrative expenses	18,530	16,452	2,078	71.1%	79.9%
Depreciation and amortization	6,768	6,711	57	26.0%	32.6%
Impairment of investment in ESA	600	9,683	(9,083)	2.3%	47.0%
Impairment of deferred production costs and intangible assets	330	1,005	(675)	1.3%	4.9%
Loss From Operations	(15,545)	(28,831)	13,286	-59.6%	-135.1%
Other income	18	127	(109)	0.1%	0.6%
Interest expense	(1,197)	(2,117)	920	-4.6%	-10.3%
Foreign currency exchange loss	(15)	(199)	184	-0.1%	-1.0%
Net Loss	(16,739)	(31,020)	14,281	-64.2%	-145.7%
Net loss attributed to non-controlling interest	-	404	(404)	0.0%	2.0%
Net Loss Attributable to Allied Esports Entertainment, Inc.	$(16,739)	$(30,616)	$13,877	-64.2%	-147.6%

Revenues

In-person experience revenues increased by approximately $2.9 million, or 36%, to approximately $11.1 million for the year ended December 31, 2019 from approximately $8.2 million for the year ended December 31, 2018. The increase in in-person experience revenues was driven by revenue from Allied Esports. Allied Esports’ in-person revenues increased by approximately $3.0 million when comparing the year ended December 31, 2019 to the same period in 2018, of which approximately $2.5 million was generated by Esports Arena Las Vegas, approximately $0.2 million was generated from increased revenues for the U. S. mobile arena truck, approximately $0.5 million was generated from increased revenues for the European mobile arena truck and approximately $0.7 million was generated from increased sponsorship and internet revenues, offset by approximately $0.9 million resulting from the deconsolidation of Esports affiliates in Santa Ana and Oakland (together “ESA”) on August 1, 2018.

Multiplatform content revenues increased by approximately $2.3 million, or 69%, to approximately $5.5 million for the year ended December 31, 2019 from approximately $3.2 million for the year ended December 31, 2018. The increase in multiplatform content revenues related primarily to the WPT business with increases in distribution revenue of approximately $0.8 million, sponsorship and advertising revenue of approximately $1.3 million and music royalty revenue of approximately $0.5 million, offset by an aggregate decrease of approximately $0.2 million in revenues from television sponsorship, streaming and online advertising.

Interactive revenues increased by approximately $0.3 million, or 3%, to approximately $9.4 million for the year ended December 31, 2019 from approximately $9.1 million for the year ended December 31, 2018.

 Costs and expenses

In-person costs (exclusive of depreciation and amortization) increased by approximately $0.3 million, or 6%, to approximately $4.8 million for the year ended December 31, 2019 from approximately $4.5 million in for the year ended December 31, 2018. Increases of approximately $1.3 million of in-person costs as a result of increased activity from the opening of the Las Vegas flagship arena in March of 2018, approximately $0.8 million increase in event costs and approximately $0.2 million increase in costs related to our mobile arena trucks, were partially offset by a decrease of $2.0 million in costs related to ESA prior to its deconsolidation on August 1, 2018.

Multiplatform costs (exclusive of depreciation and amortization) increased by approximately $1.5 million, or 66%, to approximately $3.8 million for the year ended December 31, 2019 from approximately $2.3 million for the year ended December 31, 2018, as a result of increases in multiplatform revenues during the period.

Interactive costs (exclusive of depreciation and amortization) were approximately $2.5 million in each of the years ended December 31, 2019 and December 31, 2018, on flat revenues

Online operating expenses decreased by approximately $1.5 million, or 70%, to approximately $0.7 million for the year ended December 31, 2019 from approximately $2.2 million for the year ended December 31, 2018. The PlayWPT platform was managed and operated by the Company through May 2018. Since May 2018, the operation of PlayWPT has been licensed to a third party in exchange for a royalty based on revenues earned by the third party.

Selling and marketing expenses decreased by approximately $0.4 million, or 11%, to approximately $3.6 million for the year ended December 31, 2019 from approximately $4.0 million for the year ended December 31, 2018. The decrease in selling and marketing expenses is primarily the result of expenses incurred in 2018 related to the grand opening of Allied Esports’ flagship arena in Las Vegas.

General and administrative expenses increased by approximately $2.0 million, or 12%, to approximately $18.5 million for the year ended December 31, 2019 from approximately $16.5 million for the year ended December 31, 2018. Corporate expenses increased approximately $2.2 million at the corporate level, including approximately $1.0 million of legal and professional fees, $0.8 million of compensation expense, $0.2 million of insurance expense and $0.1 million of travel expenses. WPT expenses increased by approximately $1.7 million at WPT, which included approximately $1.1 million of increases in compensation expense (of which $0.8 million resulted from a 2018 credit to stock based compensation expense due to the forfeiture of certain equity awards, and $0.3 million resulted in from increased employee costs) and $0.5 million increase in legal and professional fees incurred preparation for the Merger. The corporate and WPT increases were partially offset by an approximate $1.9 million decrease in general and administrative expense at Allied, primarily as a result of the deconsolidation of ESA.

Depreciation and amortization increased by approximately $0.06 million or 1%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The approximate $0.8 million increase in depreciation and amortization related to Allied Esports’ flagship arena in Las Vegas, which was put into service in March of 2018, was partially offset by decreases in depreciation of fixed assets and amortization of intangibles at WPT resulting from assets becoming fully depreciated or amortized.

Impairment of investment in ESA was approximately $0.6 million for the year ended December 31, 2019 as compared to $9.7 million for the year ended December 31, 2018. The losses were the result of the derecognition and disposal of the assets, liabilities and equity of an investment made in 2018 by Allied for which Allied conveyed a portion of its membership interests to the former non-controlling interest members in order to reduce its ongoing cash contribution requirements, thus reducing its membership interest to a non-voting 25 percent equity interest.

Impairment of deferred production costs and intangible assets decreased by approximately $0.7 million, to approximately $0.3 million for the year ended December 31, 2019 from approximately $1.0 million for the year ended December 2018. The impairment resulted from management’s determination that the projected cash flows from certain deferred production costs and intellectual property will not be sufficient to recover the carrying value of those assets.

Interest expense, net

Interest expense, net, was approximately $1.2 million and approximately $2.1 million for the years ended December 31, 2019 and 2018, respectively. Interest expense incurred during 2019 consisted of interest incurred on convertible debt. Interest expense incurred during 2018 consisted primarily of interest incurred on loans to Allied Esports from its parent company and/or affiliates to fund operating and capital costs.

Net loss attributable to non-controlling interest

Net loss attributable to non-controlling interest was approximately $0.4 million for the year ended December 31, 2018. This was due to attributing the non-controlling share of losses to minority shareholders from January through July 31, 2018 while Allied Esports was the majority shareholder in ESA prior to its deconsolidation on August 2, 2018. There were no similar attributions of losses or net income in the 2019 comparative period.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at December 31, 2019 and December 31, 2018, respectively.

	December 31,
	2019	2018
(In thousands)
Current Assets	$15,580	$12,716
Current Liabilities	$24,627	$39,842
Working Capital Deficit	$(9,047)	$(27,126)

The Company’s primary sources of liquidity and capital resources are cash on the balance sheet and funds raised through debt or equity financing.

As of December 31, 2019, we had cash and a working capital deficit of approximately $8.4 million (not including approximately $3.7 million of restricted cash) and $9.0 million, respectively. For the years ended December 31, 2019 and 2018, we incurred net losses of approximately $16.7 million and $31.0 million, respectively, and used cash in operations of approximately $10.1 million and $14.6 million, respectively. Further, convertible debt obligations and related accrued interest in the aggregate amount of $14.0 million and $2.1 million, respectively, mature on August 19, 2020, unless converted to equity prior to their maturity date (see Convertible Debt, below). The aforementioned factors raise substantial doubt about our ability to continue as a going concern within one year after the issuance date of our consolidated financial statements.

The Company’s continuation is dependent upon attaining and maintaining profitable operations and the ability to generate positive cash flow from the various revenue sources it is pursuing. Until that time, we will likely need to raise additional capital to fund operations at adequate levels to achieve our objectives. There can be no assurance that we will be able to close on sufficient financing to meet our needs. To date, in addition to our revenues, we have funded our operations using cash acquired in the Merger, through investments from Ourgame, the Company’s former parent, by means of operation support, and through the issuance of debt.

We continue to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing or other means, including equity financing in the capital markets now available to us. We may also seek to leverage our strategic partnerships to alter capital requirements or expand our available financing network. However, we may not be successful in identifying suitable or reasonably priced funding and/or alternative funding options in a sufficient time period or at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and our ability to continue as a going concern, and we may have to curtail, divest, or even cease, certain operations.

Convertible Debt

On May 15, 2019, Noble Link issued a series of secured convertible promissory notes (the “Notes”) whereby investors provided Noble Link with $4 million to be used for the operations of the Company. The Notes, which were amended as set forth below, accrue annual interest at 12%, provided that no interest is payable in the event the Notes are converted into common stock as described below. The Notes were due and payable on the first to occur of (i) the one-year anniversary of the issuance date, or (ii) the date on which a demand for payment is made during the time period beginning on the Closing Date of the Merger and the date that is three (3) months after the Closing Date of the Merger (during which time the investors could also elect to convert their respective Notes into shares of common stock at $8.50 per share). If the Notes were paid by the Company, the investor would have received one year of interest. As security for purchasing the Notes, the investors received a security interest in Allied Esports’ assets (second to any liens held by the landlord of the Las Vegas arena for property located in that arena), as well as a pledge of the equity of all of the entities comprising WPT, and a guarantee of Ourgame and the Company.

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

On August 5, 2019, the Company entered into an Amendment and Acknowledgement Agreement (the “Acknowledgement Agreement”) pursuant to which the parties amended the terms of the Bridge Notes. Pursuant to the Acknowledgement Agreement, the Bridge Note holders (the “Holders”) have agreed to defer repayment of the Bridge Notes to August 23, 2020 (the “Maturity Date”). In consideration of agreeing to the deferred repayment, the Holders will be paid the higher of (i) 18 months of interest, or (ii) the amount the applicable Holder would have received in interest under their particular Bridge Note plus an additional six months of interest, solely to the extent any Holder elects not to convert their Bridge Note into our common stock. Black Ridge Oil and Gas, the Company’s prior sponsor, also agreed that it will not make any further transfer of its initial shares, subject to certain exceptions, until the Bridge Notes are repaid. The Bridge Notes are convertible at any time by any Holder until the Maturity Date, into common shares that are freely tradable without restriction, at $8.50 per share.

At the Closing, each Holder received a five-year warrant to purchase shares of common stock in an amount equal to the product of (i) 3,800,000 shares, multiplied by (ii) the Holder’s investment amount, divided by (iii) $100,000,000. The warrants became exercisable as of September 9, 2019 at an exercise price of $11.50 per share.

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

Cash Flows from Operating, Investing and Financing Activities

The tables below summarize cash flows for the years ended December 31, 2019 and 2018, respectively.

	Years Ended December 31,
In thousands	2019	2018
Net cash provided by (used in):
Operating activities	$(10,063)	$(14,612)
Investing activities	8,036	(23,072)
Financing activities	3,653	34,295

Net Cash Used in Operating Activities

Net cash used in operating activities primarily represents the results of operations exclusive of non-cash expenses, including depreciation, amortization, losses on disposal of assets and stock-based compensation, plus the impact of changes in operating assets and liabilities.

Net cash used in operating activities for the years ended December 31, 2019 and 2018 was approximately $10.1 million and $14.6 million, representing a decrease of $4.5 million. During the years ended December 31, 2019 and 2018, the net cash used in operating activities was primarily attributable to the net loss of approximately $16.7 million and $31.0 million, respectively, adjusted for approximately $8.3 million and $21.2 million, respectively, of net non-cash expenses, and approximately $1.6 million and $4.8 million, respectively, of cash used by changes in the levels of operating assets and liabilities. The reduction in net loss was driven by approximately $5.5 million of increased sales, primarily from increased in-person revenues generated from Allied Esports’ Las Vegas arena as well as an increase in truck revenue and events revenue and a reduction in impairment expenses of approximately $9.8 million.

Net Cash Provided By (Used in) Investing Activities

Net cash provided by (used in) in investing activities primarily relates to cash acquired in the Merger, cash used for the purchase of property and equipment and other investment activity.

Net cash provided by investing activities for the year ended December 31, 2019 was approximately $8.0 million, resulting primarily from approximately $14.9 million of cash acquired in the Merger, partially offset by approximately $2.2 million of cash used for the purchases of property and equipment, $1.1 million cash used to fund the Company’s investment in ESA, and $3.5 million of cash used for the Company’s investment with TV Azteca as part of a Strategic Investment Agreement, which will be used for various strategic initiatives aimed to expand the Allied Esports brand into Mexico.

Net cash used in investing activities during the year ended December 31, 2018 was approximately $23.1 million, which consisted primarily approximately $17.1 million used for the construction of Allied Esports’ Las Vegas area, which was completed in 2018, and approximately $6.2 million used to fund the Company’s investment in ESA, partially offset by approximately $0.3 million proceeds from licensing software.

Net Cash Provided by Financing Activities

Net cash provided by financing activities primarily relates to the cash proceeds received from Ourgame for notes or intercompany payable during 2018 and the issuance of convertible notes in 2019.

Net cash provided by financing activities for the year ended December 31, 2019 was approximately $3.7 million as compared to approximately $34.3 million for the year ended December 31, 2018, a net decrease of approximately $30.6 million. The primary driver for the decrease was a net decrease in cash infusions from Ourgame, from $34.3 million in cash received in 2018 as compared $0.3 million of cash repaid to Ourgame in 2019. In the 2019 period, the Company raised cash through the issuance of $4.0 million of convertible debt. Cash received from Ourgame during the year ended December 31, 2018 was primarily used for the construction and completion of Allied Esports’ Las Vegas arena.

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

Deferred Production Costs

Capitalized production costs represent the costs incurred to develop and produce the Company’s proprietary shows. These costs primarily consist of labor, equipment, production overhead costs and travel expenses. Capitalized production overhead costs include rent incurred in connection with our leased space in Los Angeles, California, which is used exclusively for film production. Capitalized production costs are stated at the lower of cost, less accumulated amortization and tax credits, if applicable, or fair value. Production costs in an amount up to the amount of ultimate revenue expected to be earned from the related production are capitalized in accordance with FASB ASC Topic 926-20, “Other Assets – Film Costs”. Amortization of capitalized film costs begins when the related film is released and begins to recognize revenue. Capitalized film costs are expensed over the expected revenue period (not to exceed ten years) using a ratio of revenue earned during the period to estimated ultimate revenues for the related production. Costs incurred in excess of expected ultimate revenue are expensed as incurred and included in multiplatform costs in the accompanying consolidated statements of operations. Unamortized capitalized production costs are evaluated for impairment at each reporting period on a season-by-season basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that season, the unamortized capitalized production costs will be written down to fair value. During the years ended December 31, 2019 and 2018, the Company recognized impairment expense of $330,340 and $768,459, respectively, related to deferred production costs that were deemed impaired due to management’s determination that the remaining revenue associated with the deferred production costs is not sufficient to recover the unamortized cost.

Revenue Recognition

We recognize revenue from the following sources:

●	Multiplatform content revenue is comprised of distribution revenue, sponsorship revenue, music royalty revenue, content revenue and online advertising revenue.

●	Interactive revenue is primarily comprised of subscription revenue, licensing, social gaming and virtual product revenue.

●	In-person revenue is comprised of event revenue, sponsorship revenue, food and beverage revenue, ticket and gaming revenue, merchandising revenue and other revenue.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). The guidance was revised in July 2015 to be effective for private companies and emerging growth public companies for annual and interim periods beginning on or after December 15, 2018. These new standards became effective for AESE on January 1, 2019 and were adopted using the modified retrospective method. The adoption of ASC Topic 606 did not have a material impact on our consolidated financial statements as of the date of adoption, and therefore a cumulative-effect adjustment was not required.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for private companies and emerging growth companies for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. We will be required to adopt the provisions of this ASU effective on January 1, 2023, with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The adoption of Topic 326 is not expected to have a material impact on our consolidated financial statements or disclosures.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard for private companies and emerging growth public companies is effective for fiscal years beginning after December 15, 2018. We adopted this new standard on January 1, 2019. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements or disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance simplifies the accounting for goodwill impairment by eliminating Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2020, with early adoption permitted. We do not expect the impact of adopting this guidance to be material to our consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2019. The adoption of ASU 2018-09 is not expected to have a material impact on our consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2018-13 it not expected to have a material impact our consolidated financial statements.

In March 2019, the FASB issued ASU 2019-02, which aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. This ASU must be adopted on a prospective basis and is effective for annual periods beginning after December 15, 2020, including interim periods within those years, with early adoption permitted. We are currently evaluating the impact that this pronouncement will have on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact that adopting this guidance will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

No Management Assessment Report Regarding Internal Control Over Financial Reporting or Attestation Report of Registered Public Accounting Firm

In accordance with the rules and regulations of the SEC, this Report does not include a report of management’s assessment regarding internal control over financial reporting because management did not have sufficient time to conduct such an assessment after the closing of the Company’s reverse merger with BRAC, a special-purpose acquisition company at the time, on August 9, 2019. The Company intends to conduct a management assessment regarding internal control over financial reporting as of December 31, 2020.  This Report also does not contain an attestation report of our registered public accounting firm regarding internal control over financial reporting since the Company, as an “emerging growth company,” is not required to provide such report.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Despite not conducting a formal assessment regarding internal control over financial reporting, management identified the following material weaknesses:

●	inadequate internal controls, including inadequate segregation of duties, over the preparation and review of the consolidated financial statements and untimely annual closings of the books;

●	inadequate controls and procedures as they relate to completeness of information reported by certain third parties that process transactions related to specific revenue streams; and

●	inadequate information technology general controls as it relates to user access and change management.

A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a company with limited accounting resources, a significant amount of management’s time and attention has been and will be diverted from our business to ensure compliance with these regulatory requirements.

Management has taken significant steps to enhance our internal control over financial reporting and plans to take additional steps to remediate the material weaknesses, including:

●	hiring new accounting personnel;

●	transitioning oversight of financial reporting to a principal financial officer; and

●	engaging a national accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Our management will establish procedures to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing necessary enhancements or improvements. Management expects to complete its assessment of the design and operating effectiveness of its internal controls over financial reporting and has a plan in place to complete the remediation of the foregoing deficiencies during 2020. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this Report or during the quarter ended December 31, 2019, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Lyle Berman	77	Chairman
Frank Ng	50	Director, Chief Executive Officer
David Moon	47	Chief Operating Officer
Anthony Hung	52	Chief Financial Officer
Bradley Berman	48	Director
Benjamin Oehler	70	Director
Joseph Lahti	58	Director
Eric Yang	48	Vice Chairman of the Board
Adam Pliska	47	Director, President, and President and CEO of WPT
Maya Rogers	40	Director
Kan Hee Anthony Tyen	64	Director
Ho Min Kim	48	Director

Lyle Berman has served as a director of the Company since May 2017 (when the Company at the time of such election was Black Ridge Acquisition Corp.). Mr. Berman has been a director of Black Ridge Oil & Gas, Inc. since October 2016, and is also a director of Golden Entertainment, Inc., Mill City Ventures III, Ltd., Auego Affinity Marketing, Inc., Poker52, LLC, Redstone American Grill, Inc., LubeZone, Inc., Drake’s Organic Spirits, LLC, and InsurTech Holdings, LLC. Since June 1990, Mr. Berman has been the chairman and chief executive officer of Berman Consulting Corporation, a private consulting firm he founded. Mr. Berman began his career with Berman Buckskin, his family’s leather business, which he helped grow into a major specialty retailer with 27 outlets. After selling Berman Buckskin to W.R. Grace in 1979, Mr. Berman continued as president and chief executive officer and led the company to become one the country’s largest retail leather chains, with over 200 stores nationwide. In 1990, Mr. Berman participated in the founding of Grand Casinos, Inc. Mr. Berman is credited as one of the early visionaries in the development of casinos outside of the traditional gaming markets of Las Vegas and Atlantic City. In less than five years, the company opened eight casino resorts in four states. In 1994, Mr. Berman financed the initial development of Rainforest Cafe. He served as the chairman and chief executive officer from 1994 unti1 2000. In October 1995, Mr. Berman was honored with the B’nai B’rith “Great American Traditions Award.” In April 1996, he received the Gaming Executive of the Year Award; in 2004, Mr. Berman was inducted into the Poker Hall of Fame; and in 2009, he received the Casino Lifetime Achievement Award from Raving Consulting & Casino Journal. In 1998, Lakes Entertainment, Inc. was formed. In 2002, as chairman of the board and chief executive officer of Lakes Entertainment, Inc., Mr. Berman was instrumental in creating the World Poker Tour. Mr. Berman served as the executive chairman of the board of WPT Enterprises, Inc. (later known as Voyager Oil & Gas, Inc. and Emerald Oil, Inc.) from its inception in February 2002 until July 2013. Mr. Berman also served as a director of PokerTek, Inc. from January 2005 until October 2014, including serving as chairman of the board from January 2005 until October 2011. Mr. Berman has a degree in business administration from the University of Minnesota. Mr. Berman is the father of Bradley Berman, one of our directors.

Kwok Leung Frank Ng has served as a director and our Chief Executive Officer since August 2019. Mr. Ng has served as co-CEO of Ourgame International Holdings Limited (“Ourgame”), a leading casual game operator in China and owner of the World Poker Tour and Allied Esports, since 2006. Prior to that, he served as CFO of Ourgame beginning in 2004, when he assisted NHN China, a global internet search engine and online game company, where he served as co-CEO from 2000 to 2004, in acquiring Ourgame. Mr. Ng led a management buyout of Ourgame in 2010 and led the company through its listing on the Hong Kong Stock Exchange in 2014. With its public listing and subsequent acquisition of the World Poker Tour (in 2015) and founding of Allied Esports (in 2016), Ourgame has grown to be a leading global operator and creator of gaming and esports content and experiences. Mr. Ng served as Chief Commercial Officer at PCCW Skyhorse, which produces content and online gaming applications, from 2000 until 2003. Mr. Ng has a B.S. Business Administration and Management degree from the University of California, Berkeley.

David Moon has served as our Chief Operating Officer since August 2019. Since December 2018, Mr. Moon has provided consulting services to Allied Esports. Previously, Mr. Moon also served as Global President of Ourgame. From 2014 to 2016, Mr. Moon was COO and co-founder of Zig Zag Zoom, a publisher of cause-driven mobile games. Before that, from 2012 to 2014, he was VP of Global Production and Operations in Disney Interactive’s Asia Games Group. He was a co-founder of StudioEx, a mobile and PC game studio in 2009, which Disney acquired in 2012. Mr. Moon was a founding member of Hangame, South Korea’s first casual online games portal and microtransactions pioneer, listed in 2002 as NHN Corporation, where he led corporate development and global expansion efforts from 1999 to 2006. He is also the founder of Metamedia Entertainment, a digital media venture that develops and produces interactive digital experiences, including TV-everywhere content and platforms that drive virality, engagement, retention, and monetization. Mr. Moon holds a Master’s degree in Political Science from the University of California, Berkeley and Bachelor’s degrees in Political Science and Mathematics from Brown University.

Anthony Hung has served as our Chief Financial Officer since September 2019. Before joining the Company, from 2012 to 2019, he served as the CEO and CFO of Audio Design Experts, a privately held provider of premier audio solutions for leading consumer brands around the world. Prior to his role at Audio Design Experts, from 2010 to 2012 Mr. Hung was Senior Vice President, Business Development and Sales for Cooking.com where he oversaw the e-commerce services business as well as advertising sales operations. He also served as the Chief Financial Officer of Golden Eye Dealership Solutions, a software-as-a-service start-up focused on automotive dealerships, from 2008 to 2010 and was Vice President, Business Development & Acquisitions for ESPN from 2007 to 2008. Prior to this, from 1997 to 2007, he was General Partner at DynaFund Ventures, a $220 million venture capital fund. He also held positions of increasing responsibility in finance and strategy at The Walt Disney Company (NYSE: DIS). He began his career as an investment banker at Donaldson, Lufkin & Jenrette Securities in 1989. Mr. Hung holds a Master’s of Business Administration degree from the Anderson School at the University of California, Los Angeles and a Bachelor of Arts degree in Economics from Harvard College.

Bradley Berman has served as a director of the Company since May 2017 (when the Company at the time of such election was Black Ridge Acquisition Corp.). He has been the chairman of Black Ridge Oil & Gas, Inc. since November 2010 and has served as a director of Black Ridge Oil & Gas, Inc. since its inception in April 2010. He was the chief executive officer of Black Ridge Oil & Gas, Inc. from November 2010 to November 2011, its chief financial officer between November 12, 2010 and November 15, 2010, and its corporate secretary from November 2010 to February 2011. Mr. Berman is the president of King Show Games, Inc., a company he founded in 1998. Mr. Berman has worked in various capacities in casino gaming from 1992 to 2004 for Grand Casinos, Inc. and then Lakes Entertainment, Inc., achieving the position of Vice President of Gaming, after which he assumed a lesser role in that company. Mr. Berman was a director of Voyager Oil and Gas, Inc. (formerly Ante4 and WPT) from August 2004 to November 2010. Mr. Berman is the son of Lyle Berman, one of our directors.

Benjamin S. Oehler has served as a director of the Company since May 2017 (when the Company at the time of such election was Black Ridge Acquisition Corp.). Mr. Oehler has been a director of Black Ridge Oil & Gas, Inc. since November 2010, and chairman of its audit committee and compensation committee since February 2011. Mr. Oehler is a Founding Partner of Windward Mark, LLC which advises business owners with regard to strategic planning, owner governance and education, business continuity, legacy, philanthropy and liquidity. Windward Mark LLC is a continuation of Mr. Oehler’s consulting practice at Bashaw Group. Inc. (2007 to 2017) and Linea Capital, LLC (2009 to 2017). From 1999 to 2007, Mr. Oehler was the president and chief executive officer of Waycrosse, Inc., a financial advisory firm for the family owners of Cargill Incorporated. While at Waycrosse, Mr. Oehler was the primary advisor to the five family members who were serving on the Cargill Incorporated board of directors from 1999 to 2006. Mr. Oehler played a key role in two major growth initiatives for Cargill: the merger of Cargill’s fertilizer business into a public company which is now Mosaic, Inc., and the transformation of Cargill’s proprietary financial markets trading group into two major investment management companies: Black River Asset Management, LLC and CarVal Investors, LLC. An investment banker for 20 years, Mr. Oehler’s transaction experience includes public offerings and private placements of debt and equity securities, mergers and acquisitions, fairness opinions and valuations of private companies. Prior to joining Waycrosse, Mr. Oehler was an investment banker for Piper Jaffray. By the time he left Piper Jaffray in 1999, he was group head for Piper Jaffray’s Industrial Growth Team. He has also played a leadership role in a number of corporate buy-outs and venture stage companies, served on corporate and non-profit boards of directors, and has been involved in the creation and oversight of foundations and charitable organizations, as well as U.S. trusts and off-shore entities.

Mr. Oehler has been a board member and/or founder of many non-profit organizations including the Minnesota Zoological Society, Minnesota Landscape Arboretum, The Lake Country Land School, Greencastle Tropical Study Center, Park Nicollet Institute, Afton Historical Society Press, United Theological Seminary and University of Minnesota Investment Advisor, Inc. He has been a director of Waycrosse, Inc., WayTrust Inc., Dain Equity Partners, Inc., Time Management, Inc., BioNIR, Inc. and Agricultural Solutions, Inc. In September 2007, Mr. Oehler completed the Stanford University Law School Directors Forum, a three-day update on key issues facing corporate directors presented by the Stanford Business School and Stanford Law School. From 1984 through 1999, Mr. Oehler was registered with the National Association of Securities Dealers as a financial principal. Mr. Oehler is a graduate of the University of Minnesota College of Liberal Arts and has completed all course work at the University of Minnesota Business School with a concentration in finance.

Joseph Lahti has served as a director of the Company since May 2017 (when the Company at the time of such election was Black Ridge Acquisition Corp.). Mr. Lahti has been a director of Black Ridge Oil & Gas, Inc. since August 2012. Mr. Lahti is a Minneapolis native and leader in numerous Minnesota business and community organizations. As principal of JL Holdings since 1989, Mr. Lahti has provided funding and management leadership to several early-stage or distressed companies. From 1993 to 2002, he held the positions of chief operating officer, president, chief executive officer and chairman at Shuffle Master, Inc., a company that provided innovative products to the gaming industry. Mr. Lahti served as a director of PokerTek, Inc., a publicly traded company, from 2008 until it was sold in October 2014 (including serving as chairman of the board from 2012 to 2014), and he is also an independent director and chairman of the board of Innealta Capital, an investment manager. Previously, Mr. Lahti also served on the board of directors of Voyager Oil & Gas, Inc. and Zomax, Inc., and served as the chairman of the board of directors of Shuffle Master, Inc. Through his public company board experience, he has participated on, and chaired, both Audit and Compensation Committees. Mr. Lahti has a Bachelor of Arts degree in Economics from Harvard College.

Ho Min Kim has served as a director of the Company since August 2019. He is a co-Founder and Partner at SparkLabs Global Ventures. He is also a co-Founder and Partner at SparkLabs, a startup accelerator in Korea. He was also co-Founder and President of N3N, an IoT platform company and Cisco’s first Korean venture capital investment. Previously, he was Chief Executive Officer of Nexonova, a game development studio of Nexon Corp (Japan Tokyo Stock Exchange: 3659) that specialized in Social Network Games. Prior to Nexonova, he served as Executive Vice President of Nexon Corp, and Head of Nexon’s Portal and Web Services. He received his B.S. in Bio-medical Engineering from Northwestern University, and also a M.S. in Bio-medical Engineering from Korea Advanced Institute of Science and Technology (KAIST). He also completed the Stanford University’s Graduate School of Business’s Executive Management Program.

Eric Qing Yang has served as a director of the Company since August 2019. He has also served as Chairman of the Board and co-Chief Executive Officer of Ourgame since January 2011. Since joining Ourgame, Mr. Yang spearheaded the effort to refocus the company to its core competency of online card and board games and helped restore the company and its brand to its preeminence as one of the leading online card and board game platforms in China with more than 200 games titles and approximately 700 million registered users. Ourgame was listed in the Hong Kong Stock Exchange main board in June 2014. After Ourgame’s listing, Mr. Yang lead the effort to expand Ourgame’s business globally with the acquisition of the World Poker Tour in June 2015 and the launch of the company’s effort on eSports in China, the US and Europe and in the process transforming Ourgame into a global sports and entertainment company. Prior to Ourgame, Mr. Yang was a partner in IBM’s Global Services division from January 1995 to December 2010 and served in a number of senior management positions that provided consulting and outsourcing services to clients across a number of industries in China, Asia and globally that included director for Business Process Services for the Industrial and Distribution sectors for global emerging markets, director for managed business process services for small and medium business for Asia Pacific and partner for Distribution sector for Greater China. Mr. Yang holds a Bachelor of Science degree from the University of California, Berkeley and an EMBA from the Cheung Kong Graduate School of Business.

Adam Pliska has served as a director and as the Company’s President since August 2019. He has been with the World Poker Tour since 2003. As President and CEO of WPT, Mr. Pliska has overseen the entire WPT business portfolio, including but not limited to live events, online services, televised broadcasts, and WPT office personnel in Los Angeles, London and Beijing. He is one of the longest serving executives in the poker industry and was named the American Poker Awards Industry Person of the Year for 2014. Under his watch, the WPT has witnessed massive global growth from 14 events to over 60 worldwide on 6 continents, has maintained historic ratings of one of the longest running television shows in US history and has awarded more than a billion dollars over its 18 years. In addition to his position as CEO, Mr. Pliska serves as Executive Producer of the World Poker Tour television show and is the co-writer of the WPT Theme song Rise Above.

From November 2000 to June 2002, Mr. Pliska served as the Vice-President of Legal and Business Affairs and eventually General Counsel for Anticipa, LLC, a multi-media company headed by the futurist, Alvin Toffler, a Telmex Corporation. In addition, Mr. Pliska served as an associate at the law firm of Sonnenschein, Nath & Rosenthal in Los Angeles from July 1999 to November 2000, where he worked on various litigation and intellectual property matters. Before his legal career, Mr. Pliska worked as a television producer in connection with noted industry veteran Al Burton, including work at Universal Television and Castle Rock Entertainment where he produced and developed numerous television properties. Mr. Pliska contributed and worked on various programs including The New Lassie, Baywatch, Out of the Blue, and shares an Emmy Award for his contributions to television creative development. While at Berkeley Law, he worked as a research assistant to Professor John Yoo and was an extern to the 9th Circuit Court of Appeals for the Judge Alex Kozinski and at the Governor’s Office of Legal Affairs in the state of California for then Governor Pete Wilson.

He has served as a mentor of the Tiger Wood’s Foundation Earl Woods Scholar program, is a member of the Pacific Council, a director of the WPT Foundation and on the board of the GOCAT (Greater Orange County Community Arts Theater). Mr. Pliska holds a B.A. from the University of Southern California’s School of Cinematic Arts and a J.D. from the University of California, Berkeley’s Law School, Boalt Hall.

Maya Rogers has served as a director of the Company since August 2019. She has served as President and Chief Executive Officer of Blue Planet Software, the sole agent of the Tetris brand, since 2011.

Ms. Rogers is also Founding Partner of Blue Startups, Hawaii’s first venture accelerator, which helps early stage startups accelerate their businesses with investments and mentoring. From 2007 to 2009, Ms. Rogers worked as a Director of Business Development at Tetris Online China on the go-to-market strategy assessment on mid to long-term feasibility for Tetris to enter the Chinese online PC market. There she pursued and negotiated with potential Chinese gaming companies for joint venture opportunities in Shanghai, Beijing and Taiwan. Prior to heading Tetris, Ms. Rogers steered cross-culturalization and development efforts for Sony Interactive Entertainment where she executed and oversaw the localization strategies across Sony PlayStation games, including Sony’s top titles Gran Turismo and Hotshots Golf franchises. Ms. Rogers currently serves on the boards of the Smithsonian Asian Pacific American Center, American Red Cross - Hawaii Chapter, Women’s Fund of Hawaii, Chamber of Commerce Hawaii, and the Daniel K. Inouye Asia-Pacific Center for Security Studies. Ms. Rogers holds a BS in Business Administration from Pepperdine University and an Executive MBA from Pepperdine Graziadio School of Business and Management.

Kan Hee Anthony Tyen has served as a director of the Company since August 2019. He has been an independent non-executive Director of Ourgame since March 2018. He is also the chairman of Audit Committee, a member of the Remuneration Committee, the Risk Management Committee and the Nomination and Corporate Governance Committee of Ourgame’s board of directors. Mr. Tyen currently serves as served as an independent non-executive director of China Baofeng (International) Limited (formerly known as Mastercraft International Holdings Limited) (since February 2016), and previously served as an independent non-executive director of Melco International Development Limited from June 2010 through June 2019. Both companies are listed on the Hong Kong Stock Exchange. He is also the chairman of the audit committees of both companies. Mr. Tyen was previously an independent non-executive director of four Hong Kong listed companies, namely, Value Convergence Holdings Limited, Recruit Holdings Limited, ASR Logistics Holdings Limited, and Summit Ascent Holdings Limited. He was also an independent director of Entertainment Gaming Asia Inc., a company listed at the time on the Nasdaq Capital Market in the United States, as well as Alpha Peak Leisure Inc., a company listed on the TSX Venture Exchange in Canada. He started his career with Price Waterhouse in 1977 and later joined KMG and Morgan Guaranty Trust Company before incepting his own practice in 1985. His practice later merged with Grant Thornton and Mr. Tyen became a partner with the firm between 1990 and 1998. After a short spell with a local bank in 2001, Mr. Tyen resumed his own practice in 2003. Mr. Tyen holds a Doctoral degree in Philosophy (School of Accountancy, 1998) and a Master’s degree in Business Administration (1986), both from The Chinese University of Hong Kong. He is an associate member of the Hong Kong Institute of Certified Public Accountants (since 1981) and the Taxation Institute of Hong Kong (since 1985). Mr. Tyen is also a fellow member of The Association of Chartered Certified Accountants (fellow since 1985), the Institute of Chartered Secretaries and Administrators (fellow since 2002) and The Hong Kong Institute of Directors (fellow since 2012). He is currently a practicing certified public accountant in Hong Kong and has over 42 years’ experience in auditing, accounting, management and company secretarial practice.

Number and Terms of Office of Executive Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Lyle Berman and Benjamin Oehler, will expire at our next annual meeting of stockholders. The term of office of the second class of directors, consisting of Kan Hee Anthony Tyen , Ho Min Kim, Bradley Berman and Joseph Lahti, will expire at the annual meeting thereafter held in 2021. The term of office of the third class of directors, consisting of Frank Ng, Eric Yang, Adam Pliska, and Maya Rogers, will expire at the next annual meeting thereafter held in 2022.

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

Family Relationships

Mr. Bradley Berman, one of our directors, is the son of Mr. Lyle Berman, one of our directors. There are no other family relationships between any of the other executive officers and directors.

Board Leadership Structure and Role in Risk Oversight

Upon consummation of the Merger in August 2019, Lyle Berman was appointed as Chairman of the Board and Eric Yang was appointed as Vice Chairman. Frank Ng also became our Chief Executive Officer. We believe that separating the positions of Chairman of the Board and Chief Executive Officer separate will permit our Chief Executive Officer to concentrate his efforts primarily on managing business operations and development. This will also allow us to maintain an independent Chairman of the Board who oversees, among other things, communications and relations between our Board of Directors and senior management, consideration by our Board of Directors of the company’s strategies and policies, and the evaluation of our principal executive officers by our Board of Directors.

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2019, the Company’s board of directors held six meetings. We expect our directors to attend all board meetings and any meetings of committees of which they are members and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Each of our current directors attended all of the meetings of the board and meetings of committees of which he or she was a member in fiscal year 2019. Although we do not have any formal policy regarding director attendance at stockholder meetings, we attempt to schedule meetings so that all directors can attend.

We have a separately standing audit committee, compensation committee and nominating committee, each of which is comprised of three independent directors. Each of the Company’s committees have a separately adopted charter which is available on the Company’s website at ir.alliedesportsent.com.

Audit Committee Information

Our audit committee consists of Benjamin Oehler (chairman), Joseph Lahti, and Anthony Tyen.

Each member of the audit committee is financially literate and our Board of Directors has determined that Mr. Oehler qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Pursuant to our audit committee charter, responsibilities of the audit committee include:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of our independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

During the fiscal year ended December 31, 2019, the Company’s audit committee held two meetings. Each of our audit committee members attended all of the meetings of the audit committee in fiscal year 2019.

Financial Experts on Audit Committee

The audit committee will, at all times, be composed exclusively of “independent directors,” as defined for audit committee members under the Nasdaq listing standards and the rules and regulations of the SEC, who are “financially literate,” as defined under Nasdaq’s listing standards. Nasdaq’s listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board of Directors has determined that each member of the audit committee satisfies Nasdaq’s definition of financial sophistication and that Benjamin Oehler qualifies as an “audit committee financial expert” as defined under rules and regulations of the SEC.

 Nominating Committee Information

Messrs. Eric Yang (chairman), Ho Min Kim and Lyle Berman serve as members of our nominating committee. Each member of the nominating committee is independent under the applicable Nasdaq listing standards. The nominating committee has a written charter. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. During the fiscal year ended December 31, 2019, the nominating committee met one time.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

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

Compensation Committee Information

Our compensation committee consists of Maya Rogers (chairman), Ho Min Kim and Bradley Berman.

Each of the members of the compensation committee is independent under the applicable Nasdaq listing standards. The compensation committee has a written charter. The compensation committee’s duties, which are specified in the compensation committee charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to the Company’s Chief Executive Officer’s compensation, evaluating the Company’s Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of the Company’s Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments, and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2019, the following filings were delinquent: Form 3s filed by Frank Ng, Maya Rogers, Ho Min Kim, Eric Yang and Primo Vital Ltd., David Moon, Adam Pliska, Our Game International Holdings Ltd., Kanhee Anthony Tyen and Anthony Hung; and Form 4s filed by Lyle Berman (3 transactions), David Moon (2 Form 4s for a total of 3 transactions), Frank Ng (2 Form 4s for a total of 5 transactions), Eric Yang and Primo Vital Ltd. (4 transactions), Kenneth DeCubellis and Black Ridge Oil & Gas, Inc. (4 transactions), Adam Pliska (2 Form 4s for a total of 3 transactions), and Anthony Hung (1 transaction).

Item 11. Executive Compensation

The following tables set forth information regarding compensation awarded to or earned by our “named executive officers,” which under SEC rules and regulations include (i) all individuals serving as our principal executive officer during fiscal 2019, (ii) our two most highly compensated other individuals who were serving as executive officers at the end of fiscal 2019 and who received total compensation in excess of $100,000, and (iii) up to two additional individuals for whom disclosure would have been required under (ii) but for the fact that they were not serving as executive officers at the end of fiscal 2019. For 2019, our named executive officers were:

●	Kwok Leung Frank Ng, Chief Executive Officer of Allied Esports Entertainment, Inc.

●	Judson Hannigan, Chief Executive Officer of Allied Esports International Inc.

●	Adam Pliska, President of Allied Esports Entertainment, Inc. and President and CEO of WPT Enterprises, Inc.

●	Ken DeCubellis, former Chief Executive Officer of Black Ridge Acquisition Corp. (1)

(1)	Mr. DeCubellis’s employment with the Company terminated after closing of the Merger on September 24, 2019.

Summary Compensation Table

Summary Compensation Table
Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)		(d)		(e)		(f)	(g)	(h)	(i)	(j)
Kwok Leung Frank Ng,	2018	–		–		–		–	–	–	–	–
Chief Executive Officer	2019	122,308		–		120,000	(1)	553,632	–	–	–	795,940
Judson Hannigan,	2018	218,588	(2)	–		91,037	(3)	–	–	–	–	309,625
CEO of Allied Esports	2019	235,185	(4)	–		50,000	(5)	264,588	–	–	–	493,838
Adam Pliska,	2018	409,407	(6)	–		7,078	(8)	–	–	–	–	416,485
President and Director, CEO of the World Poker Tour	2019	401,602		1,706,086	(7)	45,000	(9)	351,300	–	–	–	2,503,988
Ken DeCubellis,	2018	–		–		–		–	–	–	–	–
former CEO of BRAC	2019	–		–		–		–	–	–	–	–

(1)	Pursuant to a Restricted Stock Agreement dated effective September 20, 2019, Mr. Ng was issued 17,668 shares of restricted common stock of the Company, which vests on the earliest of termination of Mr. Ng’s employment without “Cause” (as defined in the agreement), resignation of Mr. Ng for “Good Reason” (as defined in the agreement) or September 20, 2020 so long as Mr. Ng remains an employee or service provider at such time. Additionally, Mr. Ng was awarded an additional 3,534 shares of restricted common stock of the Company pursuant to a Restricted Stock Agreement dated effective September 20, 2019 for director services, which vest on September 20, 2020 so long as Mr. Ng remains a director at such time.

(2)	Consulting services fee was paid to Big Turn International Limited, a company to which Mr. Hannigan has an ownership interest in, totaling $74,580. Mr. Hannigan’s services as a full-time employee earned a total salary of $143,420 in 2018.

(3)	Pursuant to a Stock Purchase Agreement dated November 5, 2018, and as amended on December 17, 2018 and April 16, 2019, Mr. Hannigan purchased 275,871 restricted shares of common stock of Allied Esports Media, Inc. (f/ka/ Allied Esports Entertainment, Inc.) at a price per share of $0.001. The shares are subject to the following forfeiture provisions: (i) if the Merger was not consummated on or prior to July 1, 2019, upon request of Allied Esports Media, Inc. Mr. Hannigan would exchange such shares for options to purchase an equal amount of shares of common stock of Allied Esports International, Inc.; (ii) effective upon the Merger and continuing until the one-year anniversary of the Closing Date (the “Forfeiture Period”), Mr. Hannigan will forfeit the shares unless he provides substantial services to AEM or its affiliates; and (iii) such risk of forfeiture will lapse upon the first to occur of (A) the end of the Forfeiture Period, as described above; (B) the termination of Mr. Hannigan’s services for any reason other than fraud, embezzlement or similar serious offense involving AEM or its affiliates, (C) a merger or sale of AEM (excluding the Merger), or (D) the death or disability of Mr. Hannigan.

(4)	Consulting services fee was paid to Big Turn International Limited, a company to which Mr. Hannigan has an ownership interest in, totaling $55,935. Mr. Hannigan’s services as a full-time employee earned a total salary of $179,250 in 2019.

(5)	Pursuant to a Restricted Stock Agreement dated effective September 20, 2019, Mr. Hannigan was issued 8,834 shares of restricted common stock of the Company, which vests on the earliest of termination of Mr. Hannigan’s employment without “Cause” (as defined in the agreement), resignation of Mr. Hannigan for “Good Reason” (as defined in the agreement) or September 20, 2020 so long as Mr. Hannigan remains an employee or service provider at such time.

(6)	$85,000 of such compensation was paid to Mr. Pliska for his services as a director to Ourgame and the Allied Esports and WPT entities. $42,500 of such compensation was paid to Trisara, a consulting company in which Mr. Pliska is a member.

(7)	$1,556,250 paid to Mr. Pliska on account of Mr. Pliska’s Employment Agreement as a profitability payment after it was determined that the WPT business reduced its losses or became profitable, and $149,836 paid for Mr. Pliska’s services in 2019.

(8)	Pursuant to a Stock Purchase Agreement dated November 5, 2018, and as amended on December 17, 2018 and April 16, 2019, Mr. Pliska purchased 21,447 restricted shares of common stock of Allied Esports Media, Inc. (f/k/a Allied Esports Entertainment, Inc.) at a price per share of $0.001. The shares are subject to the following forfeiture provisions: (i) if the Merger was not consummated on or prior to July 1, 2019, upon request of Allied Esports Media, Inc. Mr. Pliska would exchange such shares for options to purchase an equal amount of shares of common stock of Allied Esports International, Inc.; (ii) during the Forfeiture Period, Mr. Pliska will forfeit the shares unless he provides substantial services to AEM or its affiliates; and (iii) such risk of forfeiture will lapse upon the first to occur of (A) the end of the Forfeiture Period, as described above; (B) the termination of Mr. Pliska’s services for any reason other than fraud, embezzlement or similar serious offense involving AEM or its affiliates, (C) a merger or sale of AEM (excluding the Merger), or (D) the death or disability of Mr. Pliska.

(9)	Pursuant to a Restricted Stock Agreement dated effective September 20, 2019, Mr. Pliska was issued 4,417 shares of restricted common stock of the Company, which vests on the earliest of termination of Mr. Pliska’s employment without “Cause” (as defined in the agreement), resignation of Mr. Pliska for “Good Reason” (as defined in the agreement) or September 20, 2020 so long as Mr. Pliska remains an employee or service provider at such time. Additionally, Mr. Pliska was awarded an additional 3,534 shares of restricted common stock of the Company pursuant to a Restricted Stock Agreement dated effective September 20, 2019 for director services, which vest on September 20, 2020 so long as Mr. Pliska remains a director at such time.

In general, Allied Esports and WPT compensated its executive officers through a combination of salary and bonuses. Bonuses have generally been tied to performance metrics agreed to by the applicable board of directors and if earned, are typically between 10% and 20% of the applicable employee’s annual salary (although in the case of Mr. Pliska, that bonus percentage could be as high as 60% of his annual salary). Both companies offer 401(k) benefits (including, in the case of WPT, a matching contribution of up to 4% of the employee’s annual salary), medical, dental, life insurance and disability coverage, flexible benefit accounts, and an employee assistance program. Both companies also provide vacation and other paid holidays to employees. Other than certain senior-level executives, both companies typically do not enter into employment agreements with their employees.

Adam Pliska Employment Agreement

Adam Pliska, who served as President and CEO of the WPT Entities and as an executive for Ourgame prior to the Merger, and who now serves as President of the Company and CEO of the WPT Entities, has an Executive Engagement Agreement with Ourgame, dated as of January 24, 2018 and as amended in June 2018 (the “Pliska Employment Agreement”). Ourgame’s obligations under the Pliska Employment Agreement were assumed by the Company in connection with the Merger.

In addition to the standard 401(k), healthcare, paid vacation and similar benefits provided to all employees, the Pliska Employment Agreement contains the following general terms:

●	Four-year term, expiring on January 24, 2022 (the “Term”), subject to renewal upon mutual agreement.

●	Annual salary (subject to annual review) of not less than $400,000, whereby $315,000 is allocated to his employment services and $85,000 is allocated to consultancy and board compensation services (the “Consulting Compensation”) payable to a consulting company Mr. Pliska is a member of, Trisara Ventures, LLC (“Trisara”). If Mr. Pliska no longer provides consulting and board services during the Term, his salary would be increased to make up the loss of the Consulting Compensation.

●	If Mr. Pliska’s employment is terminated for any reason during the Term, he will be entitled to any payments due under the Pliska Employment Agreements, including all salary and Consulting Compensation that would have been paid during the Term. After the Term or any renewal thereof, Mr. Pliska will be entitled to a severance payment of 12 month’s salary (including Consulting Compensation) plus 12 months of benefits if his employment is terminated for any reason other than fraud, misappropriation, dishonesty, stealing and/or embezzlement (each a termination for “Cause”).

●	In the event of the termination of Mr. Pliska’s employment of the sale of WPT from Ourgame, Ourgame’s obligations to Trisara will continue; provided, however, the current maximum yearly payment shall increase from $85,000 to $150,000 (adjusted yearly to higher of inflation or the deemed inflation rate of Ourgame)

●	Upon any termination of Mr. Pliska’s employment, in light of his over 15 years of experience with WPT, Trisara will continue to receive a consulting fee of $100,000 per year (subject to increase for inflation) for as long as is legally permissible, up to a maximum of forty (40) years; provided that Mr. Pliska will not take full time employment with the World Series of Poker without the written consent of WPT for so long as such payments are made.

●	Annual performance bonuses upon reaching certain EBITDA performance objectives of up to 40% of Mr. Pliska’s annual salary, as well as bonuses of up to 60% of Mr. Pliska’s base salary if he exceeds such performance objectives.

●	Grant of equity incentives in any annual grant program at a level commensurate for his title and subject to established performance standards.

●	A bonus payable to Trisara upon the sale of WPT equal to 2% of the total gross proceeds up to $45 million from the sale of the WPT business, and an additional 1% of any proceeds over $45 million. Because the WPT business was valued at $50 million for purposes of the Merger, Trisara was entitled to a payment of $950,000 in connection with the above provisions upon the closing of the Merger. This bonus was paid at the closing of the Merger by the issuance of 144,158 restricted shares of AESE common stock, which are subject to transfer and forfeiture restrictions.

●	The right to receive a profitability payment of up to $1.5 million in the event the WPT business reduced its losses or became profitable during the term of the Pliska Employment Agreement. Pursuant to Ourgame’s and WPT’s standard employee bonus policies, in early 2019, Ourgame and WPT determined that Mr. Pliska is entitled to receive the full $1.5 million payment. This bonus was paid at the closing of the Merger.

●	Unless terminated for Cause, any termination of Mr. Pliska would immediately accelerate the vesting of any unvested equity awards previously granted.

●	Mr. Pliska is prohibited during the Term from (i) becoming employed in any activity similar to or competitive with the business or activities of AESE, provided that legal services, investment services and non-poker related television shall not be deemed competitive if not engaged on a full time basis (ii) seeking to persuade any director, officer, employee, agent or independent contractor of AESE to discontinue that individual’s status or employment with AESE; (iii) hiring or retaining any such person who is at such time or was associated with AESE within one year prior to the cessation of the employment of Mr. Pliska; or (iv) soliciting (or causing or authorizing), directly or indirectly, to be solicited, for or on behalf of himself or any third party, any business from others who are then or were at any time within one (1) year prior to the cessation of Mr. Pliska’s employment, except for Mr. Pliska’s long-time assistant if he so chooses.

●	Mr. Pliska further agrees in the Pliska Employment Agreement to keep all confidential information of AESE confidential.

Profit Participation Agreements

In January 2018, members of the senior management of WPT entered into Profit Participation Agreements with Ourgame, pursuant to which Ourgame agreed to pay such employees (i) a designated percentage (varying between 0.5% and 4.5%) of any profit earned by WPT during each fiscal year (terminating upon the sale, merger or other disposition of WPT), and (ii) a payment equal to that designated percentage of the proceeds from any sale, merger or other disposition of WPT in which Ourgame was paid at least $45 million. The closing of the Merger triggered such a payment to WPT senior management, at a deemed value of WPT of $50 million, and such agreements were terminated as a result of the Merger. Mr. Pliska received a payment of $2,000,120 and Deborah Frazzetta, WPT’s VP of Finance, received a payment of $490,753 in exchange for their 4.0% and 1.5% shares of such proceeds, respectively. Such payments were made in shares of restricted AESE common stock, valued at $6.59 per share, that would have otherwise been issued to Ourgame in the Merger. Mr. Pliska received 303,508 shares and Ms. Frazzetta received 74,469 shares, all of which are subject to transfer and forfeiture restrictions. Mr. Pliska’s payment was in addition to the $1.5 million payment owed to Mr. Pliska under the Pliska Employment Agreement, discussed above.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2019, the Company’s named executive officers had outstanding the following option and/or stock awards:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kwok Leung Frank Ng	–	–	40,000	5.66	9/20/2029	21,202	–	–	55,125
	–	–	300,000	4.09	11/21/2029	–	–	–	–
Judson Hannigan	–	–	170,000	4.09	11/21/2029	8,834	–	–	22,968
Adam Pliska	–	–	40,000	5.66	9/20/2029	7,951	–	–	20,673
	–	–	170,000	4.09	11/21/2029	–	–	–	–
Ken DeCubellis	–	–	–	–	–	–	–	–	–

Frank Ng Employment Agreement

On November 5, 2019, the Company entered into a three-year written employment agreement (effective September 20, 2019) with Frank Ng, the Company’s Chief Executive Officer. Under the employment agreement, Mr. Ng will serve as the Company’s Chief Executive Officer and on its Board of Directors (the “Board”). Mr. Ng is entitled to receive an annual base salary of $300,000 and is eligible for annual bonus compensation determined by the Board (the “Bonus Payments”). Mr. Ng may participate in the Company’s benefit plans that are currently and hereafter maintained by the Company and for which he is eligible, including, without limitation, group medical, 401(k), life insurance and other benefit plans.

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

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)		Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)		(d)		(e)	(f)	(g)	(h)
Bradley Berman	–	20,000	(1)	86,712	(2)	–	–	–	106,712
Lyle Berman	–	20,000	(1)	86,712	(2)	–	–	–	106,712
Ken DeCubellis	–	20,000	(1)	86,712	(2)	–	–	–	106,712
Ho Min Kim	–	20,000	(1)	86,712	(2)	–	–	–	106,712
Joseph Lahti	–	20,000	(1)	86,712	(2)	–	–	–	106,712
Benjamin Oehler	–	20,000	(1)	86,712	(2)	–	–	–	106,712
Maya Rogers	–	20,000	(1)	86,712	(2)	–	–	–	106,712
Kan Hee Anthony Tyen	–	20,000	(1)	86,712	(2)	–	–	–	106,712
Eric Yang	–	20,000	(1)	86,712	(2)	–	–	–	106,712

(1)	Each director was awarded 3,534 shares of restricted common stock of the Company pursuant to a Restricted Stock Agreement dated effective September 20, 2019 for director services, which vest on September 20, 2020 so long as such director remains a director at such time.

(2)	On September 20, 2019, each director received an option to purchase 40,000 shares of common stock, which vest in four equal installments on each one-year anniversary of issuance.

Executive Officer and Director Compensation of BRAC pre-Merger

Commencing on October 4, 2017 and continuing through the consummation of the Merger, BRAC paid Black Ridge, its sponsor, an aggregate fee of $10,000 per month for providing us with office space and certain office and secretarial services. This arrangement was solely for our benefit and was not intended to provide compensation to our executive officers or directors. Other than the $10,000 per month administrative fee, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, was paid to members of BRAC’s officers or directors or their respective affiliates, for services rendered prior to or in connection with the consummation of the Merger. However, they received reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There was no limit on the amount of out-of-pocket expenses reimbursable by us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 13, 2020 by:

●	each beneficial owner more than five percent of our common stock;

●	each of our current directors and named executive officers; and

●	all of our current directors and executive officers as a group.

Name and Address of Beneficial Owners(1)	Number of Shares (2)	Approximate Percentage (2)
Five Percent Stockholders:
Black Ridge Oil & Gas, Inc. (3)	3,190,500	13.1%
Primo Vital Limited (4)	15,112,163	55.8%
Kepos Capital LP(5)	2,045,298	7.9%
Directors and Named Executive Officers:
Lyle Berman(6)	459,222	1.9%
Bradley Berman(7)	3,534	*
Benjamin S. Oehler(7)	3,534	*
Joseph Lahti(7)	3,534	*
Frank Ng(8)	453,422	1.9%
Eric Yang(9)	17,447,673	64.3%
Adam Pliska(10)	1,123,439	4.6%
Maya Rogers(11)	3,534	*
Kan Hee Anthony Tyen(11)	3,534	*
Ho Min Kim(11)	3,534	*
Anthony Hung	–	*
Jud Hannigan (12)	375,055	1.6%
Kenneth DeCubellis (3)(13)	3,190,500	13.1%

All directors and executive officers, as a group (13 individuals) (14)	19,880,015	71.8%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 17877 Von Karman Avenue, Suite 300, Irvine, California, 92614. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)	The percentage of beneficial ownership is based on 23,934,871 outstanding shares of common stock as of March 13, 2020. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that could be issued upon the exercise of outstanding options or warrants held by that person that are currently exercisable or exercisable within the next 60 days are considered outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of any other person.

(3)	Based on a joint Schedule 13D filed on September 19, 2019. Includes 2,685,500 outstanding shares held by Black Ridge and 505,000 shares issuable upon the exercise of certain warrants held by Black Ridge that are exercisable or will become exercisable within 60 days after March 13, 2020. Kenneth DeCubellis is a director and chief executive officer of Black Ridge and shares voting and dispositive power over the shares held by Black Ridge. The address of Black Ridge is 110 North 5th Street, Suite 410, Minneapolis, Minnesota 55403.

(4)	Based on a joint Schedule 13D filed on September 18, 2019. Includes warrants to purchase 3,193,851 shares of common stock that are currently exercisable or will become exercisable within 60 days after March 13, 2020, of which 324,665 warrants are currently being held in escrow and are subject to forfeiture until August 9, 2020 as security for indemnification claims against AEM that may arise under the Merger Agreement.

(5)	Based on a joint Schedule 13G filed on February 4, 2020 by Kepos Capital LP and Mr. Mark Carhart. Includes warrants to purchase 2,006,974 shares of common stock underlying warrants that are currently exercisable or will become exercisable within 60 days after March 13, 2020.

(6)	Includes 3,534 shares of common stock that are subject to transfer and forfeiture restrictions. Excludes shares for which Mr. Lyle Berman has a pecuniary interest in through his ownership of common stock in Black Ridge.

(7)	Includes 3,534 shares of common stock that are subject to transfer and forfeiture restrictions. Excludes shares for which the stockholder has a pecuniary interest in through his beneficial ownership in Black Ridge.

(8)	Includes (i) warrants to purchase 106,233 shares of common stock that are currently exercisable or will become exercisable within 60 days after March 13, 2020, of which 6,823 warrants are currently being held in escrow and are subject to forfeiture until August 9, 2020 as security for indemnification claims against AEM that may arise under the Merger Agreement; (ii) 117,648 shares issuable to Mr. Ng’s spouse upon conversion of a convertible promissory note issued to her by the Company; and (iii) 21,202 shares of common stock that are subject to transfer and forfeiture restrictions.

(9)	Includes (i) warrants to purchase 68,211 shares of common stock that are currently exercisable or will become exercisable within 60 days after March 13, 2020, (ii) 3,534 shares of common stock that are subject to transfer and forfeiture restrictions; (iii) 11,986,523 shares held by Primo Vital Limited (“Primo”), a 100% owned subsidiary of Ourgame, of which Mr. Yang, as director and chief executive officer, exercises voting and dispositive power, (iv) warrants held by Primo to purchase 3,125,640 shares of common stock that are currently exercisable or will become exercisable within 60 days after March 13, 2020, and (v) 2,055,493 shares held by former owners of AEM over which Ourgame has been granted voting power through June 1, 2020 pursuant to proxies. Mr. Yang disclaims any pecuniary interest in the shares and warrants of Primo. Mr. Yang is a director of the Company.

(10)	Includes (i) warrants to purchase 7,024 of common stock that are currently exercisable or will become exercisable within 60 days after March 13, 2020, (ii) 117,648 shares issuable upon conversion of the convertible promissory note of The Lipscomb/Viscoli Children’s Trust (the “Trust”), of which Mr. Pliska is trustee, (iii) warrants to purchase 38,000 shares of common stock held by the Trust, (iv) warrants to purchase 95,000 shares of common stock held by Trisara, LLC, a limited liability company wholly-owned by Mr. Pliska, and (v) 7,951 shares of common stock that are subject to transfer and forfeiture restrictions. Mr. Pliska is the President of the Company and WPT Enterprises, Inc., serves as a director of the Company and disclaims any pecuniary interest in the shares and warrants set forth in items (ii) and (iii).

(11)	Includes 3,534 shares that are subject to transfer and forfeiture restrictions.

(12)	Includes 90,350 five-year warrants to purchase shares of Company common stock at a price per share of $11.50 issued in the Merger on August 9, 2019, and 8,834 shares that are subject to transfer and forfeiture restrictions.

(13)	Mr. DeCubellis previously served as Chief Executive Officer of BRAC. He resigned as a director and Chief Financial Officer of the Company on September 24, 2019.

(14)	Consists of shares beneficially owned by our current directors and current executive officers, which does not include shares beneficially owned by Mr. DeCubellis.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Since January 1, 2018, we have engaged in the following transactions with our directors, executive officers and holders of 5% or more of our voting securities, and affiliates of our directors, executive officers and holders of 5% or more of our voting securities. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Notes Payable to Ourgame

During the nine months ended September 30, 2018, Allied Esports and WPT received proceeds of $11,174,913 from the issuance of notes payable to Ourgame. During November and December 2018, as part of a corporate restructuring, all outstanding principal under the notes payable to Ourgame were converted into equity issued to Ourgame, and all accrued interest related to the notes payable to Ourgame was forgiven and recorded as a contribution to capital.

Due to Ourgame

As of December 31, 2018, amounts due to Ourgame of $33,019,510 consisted of payments of certain operating expenses, investing activities and financing activities made on behalf of the Company by Ourgame. There was no stated interest rate or definitive repayment terms related to this liability. The weighted average balance of advances owed to Ourgame was $20,143,485 during the nine months ended September 30, 2018 and was $32,788,017 for the period from January 1, 2019 through August 9, 2019. On August 9, 2019, all obligations to Ourgame in the aggregate amount of $32,672,622 were satisfied in connection with the Merger.

Noble Link Notes

Prior to the Merger, Noble Link and its wholly owned subsidiaries Peerless Media Limited, Club Services, Inc. and WPT Enterprises, Inc. operated the poker-related business of the Company. On May 15, 2019, Noble Link issued a series of secured convertible promissory notes (the “Noble Link Notes”) whereby investors provided Noble Link with $4 million to be used for the operations of Allied Esports and WPT, of which one Noble Link Note in the amount of $1 million was issued to the wife of a related party who formerly served as co-CEO of the Former Parent and a Director of Noble Link. Pursuant to the original terms of the Noble Link Notes, the Noble Link Notes accrued annual interest at 12%; provided that no interest would payable in the event the Noble Link Notes were converted into the Company’s common stock. The Noble Link Notes were due and payable on the first to occur of (i) the one-year anniversary of the issuance date, or (ii) the date on which a demand for payment was made during the time period beginning on the closing date of the Merger (the “Closing Date”) and ending on the date that was three (3) months after the Closing Date. As security for purchasing the Noble Link Notes, the investors received a security interest in Allied Esports’ assets (second to any liens held by the landlord of the Las Vegas arena for property located in that arena), as well as a pledge of the equity of all of the entities comprising WPT, and a guarantee of the Ourgame and BRAC. Upon the closing of the Merger, the Noble Link Notes were convertible, at the option of the holder, into shares of the Company’s common stock at $8.50 per share.

Pursuant to an Amendment and Acknowledgement Agreement dated August 5, 2019 (the “Amendment and Acknowledgement Agreement”), the Noble Link Notes were amended to extend their maturity dates to August 23, 2020 (the “Maturity Date”). The Noble Link Notes are convertible into shares of the Company’s common stock at the election of the holders at any time between the Closing Date and the Maturity Date at a conversion price of $8.50 per share. Further, the minimum interest to be paid under each Noble Link Note shall be the greater of (a) 18 months of accrued interest at 12% per annum; or (b) the sum of the actual interest accrued plus six months of additional interest at 12% per annum. The Company recorded interest expense of $411,433 and $469,296, respectively, related to the Noble Link Notes during the three and nine months ended September 30, 2019.

Pursuant to the note purchase agreements entered into by the purchasers of the Noble Link Notes (the “Noteholders” and such agreements, the “Note Purchase Agreements”), upon the consummation of the Merger, each Noteholder received a five-year warrant to purchase their proportionate share of 532,000 shares of the Company’s common stock. In addition, pursuant to the Note Purchase Agreements, each Noteholder is entitled to its proportionate share of 3,846,153 shares of the Company’s common stock if such Noteholder’s Noble Link Note is converted into the Company’s common stock and, at any time within five years after the date of the closing of the Merger, the last exchange-reported sale price of the Company’s common stock equals or exceeds $13.00 for thirty (30) consecutive calendar days.

Consulting Agreement

On August 9, 2019 the Company entered into a consulting services agreement Black Ridge, the Company’s prior sponsor, pursuant to which Black Ridge provided administration and accounting services to the Company through December 31, 2019, in exchange for consulting fees in the aggregate amount of $348,853.

Put Option Agreement

On February 25, 2020 (the “Effective Date”), the Company entered into a Put Option Agreement (the “Agreement”) with Lyle Berman, Chairman of the Company’s Board of Directors. Under the Agreement, the Company has an option (the “Option”), in its discretion, to sell shares of its common stock (the “Option Shares”) to Mr. Berman for aggregate gross proceeds of up to $2.0 million, at a purchase price of $1.963 per Option Share. The Company will be required to exercise the Option, if at all, no later than April 9, 2020, at which time the Option will expire. The Company has no obligation to sell any Option Shares under the Agreement. If the Company exercises the Option, it must do so in full (and not in part), subject to the Exchange Limitations (as defined below). On March 9, 2020, the Company exercised the Option by delivering an Option election notice to Mr. Berman. The closing of the issuance and sale of Option Shares (the “Closing”) will take place no later than 30 days following Mr. Berman’s receipt of the Option election notice; provided, however, that Mr. Berman may, upon delivering written notice to the Company, elect to hold two separate Closings at which the Company will deliver one-half of the Option Shares to the Mr. Berman against Mr. Berman’s payment of one-half of the purchase price to the Company. If Mr. Berman elects to conduct two Closings, the second Closing will be conducted no later than the one-month anniversary of the first Closing.

The Agreement limits the Company’s ability to issue shares (and Mr. Berman’s obligation to purchase such shares) as follows (the “Exchange Limitations”):

(1)	The total number of shares that may be issued under the Agreement will be limited to 19.99% of the Company’s outstanding shares on the date the Agreement is signed (the “Exchange Cap”), unless stockholder approval is obtained to issue shares in excess of the Exchange Cap;

(2)	The Company may not issue and Mr. Berman may not purchase Option Shares to the extent that such issuance would result in Mr. Berman and his affiliates beneficially owning more than 19.99% of the then issued and outstanding shares of the Company’s common stock unless (i) such ownership would not be the largest ownership position in the Company, or (ii) stockholder approval is obtained for ownership in excess of 19.99%; and

(3)	The Company may not issue and Mr. Berman may not purchase any Option Shares if such issuance and purchase would be considered equity compensation under the rules of The Nasdaq Stock Market unless stockholder approval is obtained for such issuance.

The number of Option Shares to be issued by the Company and purchased by Mr. Berman at the Closing(s) will be appropriately reduced in order to comply with the Exchange Limitations. The Option Shares would be issued pursuant to available exemptions from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws.

Pursuant to the Agreement, Mr. Berman has agreed that, without the prior written consent of the Company, he will not, during the period commencing on the date of issuance of the Option Shares, and ending six months after the date of such issuance, (1) offer, pledge, sell, contract to sell, grant, lend, or otherwise transfer or dispose of, directly or indirectly, the Option Shares; (2) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Option Shares; or (3) publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement relating to the Option Shares.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the Nominating and Corporate Governance Committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A “conflict of interest” exists when a person’s private interests interfere in any way (or appear to interfere) with the interests of the Company. A conflict of interest can arise when an officer, director or employee takes actions or has personal interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise when an officer, director or employee, or members of his or her family, receives improper personal benefits as a result of his or her position at the Company.

Our Nominating and Corporate Governance Committee will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The Nominating and Corporate Governance Committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the Nominating and Corporate Governance Committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Independence of Directors

Nasdaq listing standards require that a majority of our Board of Directors be “independent directors” as defined by The Nasdaq Marketplace Rules. We currently have eight “independent directors”, Messrs. Bradley Berman, Benjamin Oehler, Joseph Lahti, Lyle Berman, Eric Qing Yang, Kan Hee Anthony Tyen and Ho Min Kim, and Ms. Maya Rogers.

Item 14. Principal Accountant Fees and Services

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees billed by Marcum LLP for professional services rendered for the reviews and audits of the financial information included in our Forms 10-Q and 10-K for the respective periods and other required filings with the SEC for the years ended December 31, 2019 and 2018 totaled $364,620 and $399,155, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2019 and 2018, we were billed $31,930 and $-- by Marcum LLP for audit-related fees.

Tax Fees. We did not pay Marcum LLP for tax planning and tax advice for the years ended December 31, 2019 and 2018.

All Other Fees. We did not pay Marcum LLP for other services for the years ended December 31, 2019 and 2018.

Pre-Approval Policy

The audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page E-1.

(b)	See “Exhibit Index” on page E-1.

(c)	Not applicable.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2020	ALLIED ESPORTS ENTERTAINMENT, INC.

	By:	/s/ Frank Ng
		Name:	Frank Ng
		Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Frank Ng	Chief Executive Officer (principal executive officer) and Director	March 16, 2020
Frank Ng

/s/ Anthony Hung	Chief Financial Officer (principal financial and accounting officer)	March 16, 2020
Anthony Hung

/s/ Adam Pliska	President and Director	March 16, 2020
Adam Pliska

/s/ Lyle Berman	Director	March 16, 2020
Lyle Berman

/s/ Bradley Berman	Director	March 16, 2020
Bradley Berman

/s/ Ho Min Kim	Director	March 16, 2020
Ho Min Kim

/s Joseph Lahti	Director	March 16, 2020
Joseph Lahti

/s/ Benjamin Oehler	Director	March 16, 2020
Benjamin Oehler

/s/ Maya Rogers	Director	March 16, 2020
Maya Rogers

/s/ Kan Hee Anthony Tyen	Director	March 16, 2020
Kan Hee Anthony Tyen

/s/ Eric Yang	Director	March 16, 2020
Eric Yang

ALLIED ESPORTS ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Allied Esports Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allied Esports Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2018.

Melville, New York
March 16, 2020

Allied Esports Entertainment, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2019	2018

Assets
Current Assets
Cash	$8,440,573	$10,471,296
Restricted cash	3,650,000	-
Accounts receivable	2,121,326	1,533,235
Prepaid expenses and other current assets	1,367,795	711,889
Total Current Assets	15,579,694	12,716,420
Property and equipment, net	20,554,307	21,440,097
Goodwill	4,083,621	4,083,621
Intangible assets, net	14,789,876	17,234,992
Deposits	712,463	632,963
Deferred production costs	10,962,482	9,058,844
Other assets	4,638,631	500,000
Total Assets	$71,321,074	$65,666,937
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$956,871	$1,072,499
Accrued expenses and other current liabilities	3,892,471	2,862,145
Accrued interest on convertible debt	2,088,994	-
Deferred revenue	3,855,459	3,307,843
Convertible debt, net of discount	12,845,501	-
Convertible debt, related party, net of discount	988,115	-
Due to Former Parent	-	33,019,510
Total Current Liabilities	24,627,411	40,261,997
Deferred rent	2,472,837	1,383,644
Total Liabilities	27,100,248	41,645,641
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized, 23,176,146 and 11,602,754 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	2,317	1,160
Additional paid in capital	161,300,916	124,361,130
Accumulated deficit	(117,218,584)	(100,479,855)
Accumulated other comprehensive income	136,177	138,861
Total Stockholders’ Equity	44,220,826	24,021,296
Total Liabilities and Stockholders’ Equity	$71,321,074	$65,666,937

The accompanying notes are an integral part of these consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2019	2018
Revenues
In-person	$11,133,412	$8,181,355
Multiplatform content	5,498,404	3,246,657
Interactive	9,440,179	9,175,243
Total Revenues	26,071,995	20,603,255
Costs and expenses
In-person (exclusive of depreciation and amortization)	4,832,897	4,543,542
Multiplatform content (exclusive of depreciation and amortization)	3,813,116	2,296,790
Interactive (exclusive of depreciation and amortization)	2,479,040	2,473,970
Online operating expenses	688,045	2,244,574
Selling and marketing expenses	3,575,903	4,022,602
General and administrative expenses	18,530,000	16,452,392
Depreciation and amortization	6,767,741	6,711,398
Impairment of investment in ESA	600,000	9,683,158
Impairment of deferred production costs and intangible assets	330,340	1,005,292
Total Costs and Expenses	41,617,082	49,433,718
Loss From Operations	(15,545,087)	(28,830,463)
Other Income (Expense):
Other income	18,426	126,689
Interest expense	(1,197,127)	(2,117,438)
Foreign currency exchange loss	(14,941)	(198,513)
Total Other Expense	(1,193,642)	(2,189,262)
Net Loss	(16,738,729)	(31,019,725)
Net loss attributed to non-controlling interest	-	403,627
Net Loss Attributable to Allied Esports Entertainment, Inc.	$(16,738,729)	$(30,616,098)

Basic and Diluted Net Loss per Common Share	$(0.92)	$(2.64)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	18,098,797	11,602,754

The accompanying notes are an integral part of these consolidated financial statements

Allied Esports Entertainment, Inc. and Subsidiaries

Consolidated Statements Comprehensive Loss

	For the Years Ended
	December 31,
	2019	2018

Net loss	$(16,738,729)	$(31,019,725)
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(2,684)	288,111
Total comprehensive loss	(16,741,413)	(30,731,614)
Less: comprehensive loss attributable to non-controlling interest	-	403,627
Comprehensive loss attributable to Allied Esports Entertainment, Inc.	$(16,741,413)	$(30,327,987)

The accompanying notes are an integral part of these consolidated financial statements

Allied Esports Entertainment, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years ended December 31, 2019 and 2018

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance at January 1, 2018	11,602,754	$1,160	$82,622,222	$(149,250)	$(69,863,757)	$12,610,375
Net loss attributable to Allied Esports Entertainment, Inc.	-	-	-	-	(30,616,098)	(30,616,098)
Effect of restructuring	-	-	42,505,325	-	-	42,505,325
Acquisition of ESA	-	-	-	-	-	-
Other comprehensive gain	-	-	-	288,111	-	288,111
Net contributions from Parent	-	-	(766,417)	-	-	(766,417)
Balance at December 31, 2018	11,602,754	1,160	124,361,130	138,861	(100,479,855)	24,021,296
Effect of reverse merger	11,492,999	1,149	36,395,355	-	-	36,396,504
Warrants issued to convertible debt holders	-	-	114,804	-	-	114,804
Contingent consideration for convertible debt holders	-	-	152,590	-	-	152,590
Restricted stock	80,393	8	(8)	-	-	-
Stock-based compensation:						-
Stock options	-	-	149,893	-	-	149,893
Restricted stock	-	-	127,152	-	-	127,152
Net loss	-	-	-	-	(16,738,729)	(16,738,729)
Other comprehensive loss	-	-	-	(2,684)	-	(2,684)
Balance, December 31, 2019	23,176,146	$2,317	$161,300,916	$136,177	$(117,218,584)	$44,220,826

The accompanying notes are an integral part of these consolidated financial statements

Allied Esports Entertainment, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For The Years Ended
	December
	2019	2018
Cash Flows From Operating Activities
Net loss	$(16,738,729)	$(31,019,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	277,045	(766,417)
Amortization of debt discount	101,012	-
Bad debt expense (recovery)	-	(79,414)
Depreciation and amortization	6,767,741	6,711,398
Subsidiary loss during consolidation period	-	1,838,739
Impairment of investment in ESA	600,000	9,683,158
Impairment of deferred production costs	330,340	768,459
Impairment of intangibles	-	236,833
Write-off of capitalized software costs	-	648,563
Deferred rent	189,972	294,440
Accrued interest on notes payable to Former Parent	-	1,843,659
Changes in operating assets and liabilities:
Accounts receivable	(685,977)	(902,614)
Deposits	(79,500)	19,397
Deferred production costs	(2,233,978)	(4,808,424)
Prepaid expenses and other current assets	124,106	(336,555)
Accounts payable	(982,153)	(861,632)
Accrued expenses and other current liabilities	622,715	551,593
Accrued interest on convertible debt	1,096,117	-
Deferred revenue	547,616	1,566,989
Total adjustments	6,675,056	16,408,172
Net Cash Used In Operating Activities	(10,063,673)	(14,611,553)

Cash Flows From Investing Activities
Net cash acquired in Merger	14,941,683	-
Funding of investment in TV Azteca	(3,500,000)	-
Purchases of property and equipment	(2,214,026)	(17,144,397)
Proceeds from licensing software	-	341,193
Funding of investment in ESA	(1,140,745)	(6,230,038)
Purchases of intangible assets	(50,096)	(38,559)
Net Cash Provided by (Used In) Investing Activities	$8,036,816	$(23,071,801)

The accompanying notes are an integral part of these consolidated financial statements

Allied Esports Entertainment, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, continued

	For The Years Ended
	December
	2019	2018

Cash Flows From Financing Activities
Proceeds from convertible debt	$3,000,000	$-
Proceeds from convertible debt, related party	1,000,000	-
Proceeds from notes payable to Former Parent	-	11,383,207
Due to Former Parent	(346,804)	22,912,205
Net Cash Provided By Financing Activities	3,653,196	34,295,412

Effect of Exchange Rate Changes on Cash	(7,062)	249,100

Net Increase (Decrease) In Cash And Restricted Cash	1,619,277	(3,138,842)
Cash and restricted cash - Beginning of period	10,471,296	13,610,138
Cash and restricted cash - End of period	$12,090,573	$10,471,296

Cash and restricted cash consisted of the following:
Cash	8,440,573	10,471,296
Restricted cash	3,650,000	-
	$12,090,573	$10,471,296

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$55,178

Non-cash investing and financing activities:
Non-cash investment in ESA	$97,886	$5,363,706
Due to Former Parent satisfied by issuance of common stock in connection with Merger	$18,179,745	$-
Convertible debt and related interest assumed in Merger	$10,992,877	$-
Warrants granted to convertible debt holders in connection with Merger	$114,804	$-
Contingent consideration for convertible debt holders in connection with Merger	$152,590	$-
Effect of restructuring	$-	$42,505,325
Leasehold improvements acquired through lease incentives	$899,221	$-
Property and equipment acquired through accrued expenses	$269,110	$-

The accompanying notes are an integral part of these consolidated financial statements

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

On December 19, 2018, BRAC, Noble Link and AEM executed an Agreement and Plan of Reorganization (as amended from time to time, the “Merger Agreement”). On August 9, 2019 (the “Closing Date”), Noble Link was merged with and into AEM, with AEM being the surviving entity, which was accounted for as a common control merger (the “AEM Merger”). Further, on August 9, 2019, a subsidiary of AESE merged with AEM pursuant to the Merger Agreement with AEM being the surviving entity (the “Merger”). The Merger was accounted for as a reverse recapitalization, and AEM is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the historical operations that are reflected in these consolidated financial statements prior to the Merger are those of Allied Esports and WPT. The preferred stock, common stock, additional paid in capital and earnings per share amount in these consolidated financial statements for the period prior to the Merger have been restated to reflect the recapitalization in accordance with the shares issued to the Former Parent as a result of the Merger. References herein to the “Company” are to the combination of AEM and WPT during the period prior to the AEM Merger and are to AESE and subsidiaries after the Merger.

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

WPT is an internationally televised gaming and entertainment company with brand presence in land-based tournaments, television, online and mobile applications. WPT has been involved in the sport of poker since 2002 and created a television show based on a series of high-stakes poker tournaments. WPT has broadcasted globally in more than 150 countries and territories and its shows are sponsored by established brands in many areas, including watches, crystal, playing cards and online social poker operators. WPT also operates ClubWPT.com, a subscription-based site that offers its members inside access to the WPT content database, as well as sweepstakes-based poker product that allows members to play for real cash and prizes in 36 states and territories across the United States and 4 foreign countries. WPT also participates in strategic brand licensing, partnership, and sponsorship opportunities.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Going Concern and Management’s Plans

As of December 31, 2019, the Company had cash and a working capital deficit of approximately $8.4 million (not including approximately $3.7 million of restricted cash) and $9.0 million, respectively. For the years ended December 31, 2019 and 2018, the Company incurred net losses of approximately $16.7 million and $31.0 million, respectively, and used cash in operations of approximately $10.1 million and $14.6 million, respectively. Further, convertible debt obligations and related accrued interest in the aggregate amount of $14.0 million and $2.1 million, respectively, mature on August 19, 2020, unless converted to equity prior to their maturity date (see Note 11 - Convertible Debt). The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these consolidated financial statements.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation is dependent upon attaining and maintaining profitable operations and, until that time, raising additional capital as needed, but there can be no assurance that it will be able to close on sufficient financing. The Company’s ability to generate positive cash flow from operations is dependent upon generating sufficient revenues. To date, the Company’s operations have been funded by the Former Parent, through the issuance of debt and with cash acquired in the Merger. The Company cannot provide any assurances that it will be able to secure additional funding, either from equity offerings or debt financings on terms acceptable to the Company, if at all. If the Company is unable to obtain the requisite amount of financing needed to fund its planned operations, it would have a material adverse effect on its business and ability to continue as a going concern, and it may have to curtail, or even cease, certain operations.

Note 3 - Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been derived from the accounting records of AESE and its consolidated subsidiaries. All significant intercompany balances have been eliminated in the consolidated financial statements. The consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the accounting rules and regulations of the United States Securities and Exchange Commission (“SEC”). Expenses that the Former Parent incurred on behalf of WPT and Allied Esports prior to the Merger were allocated to each entity using specific identification.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, the valuation and carrying amount of goodwill and other intangible assets, accounts receivable reserves, the valuation of investments, stock-based compensation, warrants and deferred tax assets and the recoverability and useful lives of long-lived assets, including intangible assets, property and equipment and deferred production costs. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Business Combinations

The Company accounts for business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations” using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.

Cash and Cash Equivalents

All short-term investments of the Company that have a maturity of three months or less when purchased are considered to be cash equivalents. There were no cash equivalents as of December 31, 2019 or 2018.

Restricted Cash

Restricted cash consists of cash held in an escrow account to be utilized for various approved strategic initiatives and esports event programs pursuant to an agreement with Simon Equity Development. See Note 15 – Commitments and Contingencies, Investment Agreements.

Accounts Receivable

Accounts receivable are carried at their contractual amounts. Management establishes an allowance for doubtful accounts based on its historic loss experience and current economic conditions. Losses are charged to the allowance when management deems further collection efforts will not produce additional recoveries. As of December 31, 2019 and 2018, there was no bad debt allowance.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation using the straight-line method over their estimated useful lives, once the asset is placed in service. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; or (b) the remaining lease term (including renewal periods that are reasonably assured). Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures which extend the economic life are capitalized. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized in the statement of operations for the respective period.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The estimated useful lives of property and equipment are as follows:

Equipment	3 - 5 years
Computer equipment	3 - 5 years
Production equipment	5 years
Furniture and fixtures	3 - 5 years
Software	1 - 5 years
Gaming truck	5 years
Leasehold improvements	14 years

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

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company will perform an analysis (step 2) to measure such impairment. At December 31, 2019 and 2018, the Company performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting units is less than their carrying amounts. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made that it is more likely than not that the fair value of the reporting units exceeded their carrying values and no impairment of goodwill was identified at December 31, 2019 and 2018.

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

During the years ended December 31, 2019 and 2018, the Company recognized an impairment of $0 and $236,833, respectively, related to certain intangible assets that were deemed impaired due to management’s determination that the future cash flows are not expected to be sufficient to recover the carrying value of those assets.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred Production Costs

Capitalized production costs represent the costs incurred to develop and produce the Company’s proprietary shows. These costs primarily consist of labor, equipment, production overhead costs and travel expenses. Capitalized production overhead costs include rent incurred in connection with our leased space in Los Angeles, California, which is used exclusively for film production. Capitalized production costs are stated at the lower of cost, less accumulated amortization and tax credits, if applicable, or fair value. Production costs in an amount up to the amount of ultimate revenue expected to be earned from the related production are capitalized in accordance with FASB ASC Topic 926-20, “Other Assets – Film Costs”. Amortization of capitalized film costs begins when the related film is released and begins to recognize revenue. Capitalized film costs are expensed over the expected revenue period (not to exceed ten years) using a ratio of revenue earned during the period to estimated ultimate revenues for the related production. Costs incurred in excess of expected ultimate revenue are expensed as incurred and included in multiplatform costs in the accompanying consolidated statements of operations. Unamortized capitalized production costs are evaluated for impairment at each reporting period on a season-by-season basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that season, the unamortized capitalized production costs will be written down to fair value.

During the years ended December 31, 2019 and 2018, the Company recognized an impairment of $330,340 and $768,459, respectively, related to deferred production costs that were deemed impaired due to management’s determination that the remaining revenue associated with the deferred production costs is not expected to be sufficient to recover the unamortized cost.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

 Level 1 - quoted prices in active markets for identical assets or liabilities.

 Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable.

 Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

The carrying amounts of the Company’s financial instruments, such as accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The Company’s convertible debt approximates fair value due to its short-term nature and market rate of interest.

Nonrecurring Fair Value Measurements

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. These fair value measurements are categorized within level 3 of the fair value hierarchy.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company periodically evaluates the carrying value of long-lived assets to be held and used when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved or in the case of nonfinancial assets or liabilities. See “Impairment of Long-Lived Assets”, above.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company recognizes the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement by examining taxing authorities.

The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s statements of operations. As of December 31, 2019, and 2018, the Company had no liability for unrecognized tax benefits. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss attributable to the Company by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants and the conversion of convertible instruments.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2019	2018
Options	2,480,000	-
Warrants	18,637,003	3,800,003
Convertible debt	1,647,058	-
Unit purchase options	600,000	-
Contingent consideration shares	3,846,153	-
	27,210,214	3,800,003

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

The Company recognizes revenue primarily from the following sources:

In-person revenue

The Company’s in-person revenue is comprised of event revenue, sponsorship revenue, merchandising revenue and other revenue. Event revenue is generated through World Poker Tour events – TV, non-TV, and DeepStacks Entertainment, LLC and DeepStacks Poker Tour, LLC (collectively “DeepStacks”) events – held at the Company’s partner casinos as well as Allied Esports events held at the Company’s esports properties. Event revenues recognized from the rental of the Allied Esports arena and gaming trucks are recognized at a point in time when the event occurs. In-person revenue also includes revenue from ticket sales, admission fees and food and beverage sales for events held at the Company’s esports properties. Ticket revenue is recognized at the completion of the applicable event. Point of sale revenues, such as food and beverage, gaming and merchandising revenues, are recognized when control of the related goods are transferred to the customer.

The Company also generates sponsorship revenues for naming rights for, and rental of, the Company’s arena and gaming trucks. Sponsorship revenues from naming rights of the Company’s esports arena and from sponsorship arrangements are recognized on a straight-line basis over the contractual term of the agreement. The Company records deferred revenue to the extent that payment has been received for services that have yet to be performed.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In-person revenue was comprised of the following for the years ended December 31, 2019 and 2018:

	For the Years Ended
	December 31,
	2019	2018
Event revenue	$7,179,917	$5,089,006
Sponsorship revenue	2,081,029	488,329
Food and beverage revenue	1,158,004	814,247
Ticket and gaming revenue	543,204	1,621,721
Merchandising revenue	171,014	167,194
Other revenue	244	858
Total in-person revenue	$11,133,412	$8,181,355

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

Multiplatform content revenue

The Company’s multiplatform content revenue is comprised of distribution revenue, sponsorship revenue, music royalty revenue, online advertising revenue and content revenue. Distribution revenue is generated primarily through the distribution of content from World Poker Tour’s library. World Poker Tour provides video content to global television networks, who then have the right to air the content and place advertisements on the content during the related license period. Revenue from the distribution of video content to television networks is received pursuant to the contract payment terms and is recognized at the point in time that advertisements are aired on the WPT content. Occasionally, WPT will bundle third-party content with its own content in a distribution arrangement and will share the revenue with the third party. However, the revenues related to third party content are de minimis. The Company recognizes distribution revenue pursuant to the terms of each individual contract with the customer and records deferred revenue to the extent the Company has received a payment for services that have yet to be performed or products that have yet to be delivered

The Company also distributes video content to online channels. Both the global television networks and the online channels place ads within the WPT content and any advertising revenue earned by the global TV network or online channel is shared with WPT. The Company recognizes online advertising revenue at the point in time when the advertisements are placed in the video content.

Sponsorship revenue is generated through the sponsorship of the Company’s TV content, live and online events and online streams. Online advertising revenue is generated from third-party advertisements placed on the Company’s website. Music royalty revenue is generated when the Company’s music is played in the Company’s TV series both on TV networks and online. The Company recognizes sponsorship revenue pursuant to the terms of each individual contract when the Company satisfies the respective performance obligations, which could be recognized at a point in time or over the term of the contract. The Company records deferred revenue to the extent the Company has received a payment for services that have yet to be performed or products that have yet to be delivered.

Music royalty revenue is recognized at the point in time when the music is played.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Multiplatform content revenue was comprised of the following for the years ended December 31, 2019 and 2018:

	For the Years Ended
	December 31,
	2019	2018
Distribution revenue	$1,694,429	$861,994
Content revenue	50,000	-
Sponsorship revenue	2,173,286	1,332,077
Music royalty revenue	1,573,247	1,031,425
Online advertising revenue	7,442	21,161
Total multiplatform content revenue	$5,498,404	$3,246,657

Interactive revenue

The Company’s interactive revenue is primarily comprised of subscription revenue, licensing, social gaming and virtual product revenue. Subscription revenue is generated through fixed rate (monthly, quarterly, annual) subscriptions which offer the opportunity for subscribers to play unlimited poker and access benefits not available to non-subscribers.

The Company recognizes subscription revenue on a straight-line basis and records deferred revenue to the extent the Company receives payments for services that have yet to be provided. Social gaming revenue arises from the sale of online tokens and other online purchases on the Company’s social gaming website, and is recognized at the point the product is delivered. Virtual product revenue is generated from the licensing of the Company’s various brands to be used on the customers’ virtual product and social gaming platforms, and is recognized over the term of the contractual agreement. The Company generates licensing revenue by licensing the right to use the Company’s brands on products to third parties. Licensing revenue is recognized pursuant to the terms of each individual contract with the customer and is recognized over the term of the contractual agreement. Deferred revenue is recorded to the extent the Company has received a payment for products that have yet to be delivered.

Interactive revenue was comprised of the following for the years ended December 31, 2019 and 2018:

	For the Years Ended
	December 31,
	2019	2018
Subscription revenue	$4,823,510	$4,964,086
Virtual product revenue	3,699,180	3,093,973
Social gaming revenue	555,643	674,497
Licensing revenue	290,164	349,199
Other revenue	71,682	93,488
Total interactive revenue	$9,440,179	$9,175,243

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	For the Years Ended
	December 31,
	2019	2018

Revenues Recognized at a Point in Time:
Event revenue	$7,179,917	$5,089,006
Food and beverage revenue	1,158,004	814,247
Ticket and gaming revenue	543,204	1,621,721
Merchandising revenue	171,014	167,194
Sponsorship revenue	575,067	716,277
Music royalty revenue	1,573,247	1,031,425
Online advertising revenue	7,442	21,161
Social gaming revenue	555,643	674,497
Content revenue	50,000	-
Other revenue	71,926	94,346
Total Revenues Recognized at a Point in Time	11,885,464	10,229,874

Revenues Recognized Over a Period of Time:
Sponsorship revenue	3,679,248	1,104,129
Licensing revenue	290,164	349,199
Subscription revenue	4,823,510	4,964,086
Virtual product revenue	3,699,180	3,093,973
Distribution revenue	1,694,429	861,994
Total Revenues Recognized Over a Period of Time	14,186,531	10,373,381

Total Revenues	$26,071,995	$20,603,255

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

As of December 31, 2019, there remained $421 of contract liabilities which were included within deferred revenue on the consolidated balance sheet as of December 31, 2018, and for which performance obligations had not yet been satisfied as of December 31, 2019. The Company expects to satisfy its remaining performance obligations within the next twelve months. During the years ended December 31, 2019 and 2018, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period that the estimates are revised. The Company accounts for forfeitures as they occur.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Advertising Costs

Advertising costs are charged to operations in the year incurred and totaled approximately $565,000 and $1,240,000 for the years ended December 31, 2019 and 2018, respectively.

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts, periodically evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible.

During the years ended December 31, 2019 and 2018, 13% and 15%, respectively, of the Company’s revenues were from customers in foreign countries. See Note 12 - Segment Data for additional details.

During the year ended December 31, 2019, the Company’s largest customer accounted for 12% of the Company’s consolidated revenues.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Euro). Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (1.1215 and 1.1444 at December 31, 2019 and 2018, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (1.1194 and 1.1809 for the years ended December 31, 2019 and 2018, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive (loss) income. Losses of $2,124 and $198,513 arising from exchange rate fluctuations on transactions denominated in a currency other than the reporting currency for the years ended December 31, 2019 and 2018, respectively, are recognized in operating results in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

Segment Reporting

Reportable segments are components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The chief operating decision maker of WPT is WPT’s chief executive officer, and the chief operating decision maker of Allied Esports is Allied Esports’ chief executive officer. Separate discrete financial information for each of WPT and Allied Esports are reviewed separately by different chief operating decision makers, and the operations of each of WPT and Allied Esports are managed separately. As such, the operations of WPT (principally poker gaming and entertainment) and Allied Esports (principally video game events and competitions) are reported as separate operating segments of the Company. See Note 12 – Segment Data.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Reclassification

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). The guidance was revised in July 2015 to be effective for private companies and emerging growth public companies for annual and interim periods beginning on or after December 15, 2018. These new standards became effective for AESE on January 1, 2019 and were adopted using the modified retrospective method. The adoption of ASC Topic 606 did not have a material impact on the Company’s consolidated financial statements as of the date of adoption, and therefore a cumulative-effect adjustment was not required.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for private companies and emerging growth companies for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The Company will be required to adopt the provisions of this ASU on January 1, 2023, with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The adoption of Topic 326 is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard for private companies and emerging growth public companies is effective for fiscal years beginning after December 15, 2018. The Company adopted this new standard on January 1, 2019. The adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements or disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance simplifies the accounting for goodwill impairment by eliminating Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2020, with early adoption permitted. The Company does not expect the impact of adopting this guidance to be material to its consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2019. The adoption of ASU 2018-09 is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2018-13 it not expected to have a material impact on the Company’s consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact that adopting this guidance will have on its consolidated financial statements.

Note 4 – Business Combination

In January 2018, the Former Parent sold its 18.2% ownership interest in Esports Arena, LLC (“ESA”), to Allied Esports. Simultaneously, Allied Esports paid cash of $1,337,454 to purchase an additional 64.2% interest in ESA, such that Allied Esports owned an aggregate 82.4% controlling interest in Esports Arena. The acquisition was considered a business combination as the assets and the intangible assets acquired represent an integrated set of inputs and processes.

Allied Esports recognized goodwill of $4,337,660, arising from the acquisition, which is due mainly to the strategic nature of the Esports Arena acquisition. The goodwill acquired is expected to be deductible for income tax purposes.  The following table summarizes the fair value of the assets acquired and the liabilities recognized at the acquisition date:

Assets acquired:
Cash	$10,353
Property, plant and equipment	1,975,864
Customer list	940,000
Trade names	140,000
Goodwill	4,337,660
Other intangibles	22,300
Total assets acquired	7,426,177

Liabilities assumed:
Affiliate advances	(3,013,706)
Accounts payable	(241,716)
Debt	(120,447)
Total liabilities assumed	(3,375,869)

Non-controlling interests	(712,854)
$3,337,454

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Allied Esports identified the following intangible assets that meet the criteria for separate recognition apart from the goodwill for financial reporting purposes:

●	Customer list in the amount of $940,000, which represents the important relationships with its customers who purchased sponsorships, merchandise, gaming services and rented the facilities, and,
●	Trade names in the aggregate amount of $140,000, which includes Esports Arena names, trademarks, and related domain names, which have recognition in the industry.

Deconsolidation of ESA

In January 2018, Allied Esports entered into a contribution agreement with ESA (the “Contribution Agreement”), whereby Allied Esports committed to contribute $40 million to ESA for the acquisition, construction and development of up to 12 new arenas through January 31, 2020 (“Funding”).

Pursuant to the terms of the Contribution Agreement, in the event that Allied Esports failed to contribute the minimum funding commitments noted above, Allied Esports would be required to convey a portion of its membership interests in ESA to the minority investors of ESA. Effective August 1, 2018, Allied Esports entered into an amendment to the agreement with the non-controlling interest members of ESA (who are not related parties to Allied Esports) to reduce Allied Esports’s ongoing contribution requirements, and accordingly, conveyed a majority of its membership interests in ESA to the minority investors, and only retained a 25% non-voting interest in ESA. Additionally, as part of the amendment, Allied Esports reduced its funding commitment to $1,803,126. As of August 1, 2018, Allied Esports derecognized the assets, liabilities and equity of ESA since Allied Esports no longer had a controlling interest in ESA. See Note 6 – Other Assets for additional details. The deconsolidation of ESA is not considered a discontinued operation, because deconsolidation of ESA does not meet the criteria for discontinued operations under ASC 205-20 “Presentation of Financial Statements, Discontinued Operations”.

Note 5 – Reverse Merger and Recapitalization

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

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Other Assets

The Company’s other assets consist of the following:

	December 31,
	2019	2018

Investment in ESA	$1,138,631	$500,000
Investment in TV Azteca	3,500,000	-
	$4,638,631	$500,000

As of December 31, 2019, the Company owns a 25% non-voting membership interest in Esports Arena, LLC (“ESA”) and ESA’s wholly owned subsidiary. The investment is accounted for as a cost method investment, since the Company does not have the ability to exercise significant influence over the operating and financial policies of ESA.

During January 2019, the Company contributed $1,238,631 to ESA, in order to fulfill the remainder of its funding commitment to ESA. The Company recognized an immediate impairment of $600,000 related to this funding.

During 2018, management estimated the fair value of ESA with the assistance of a third-party valuation advisor who weighted the estimated fair values determined using the asset approach and the market approach.  The income approach wasn’t utilized due to the uncertainty associated with any financial projections that could have been prepared.  Under the asset approach, management assessed the fair value of the assets and liabilities using the ESA balance sheets as of each valuation date.  Under the market approach, management assessed the fair value of ESA by applying the observed market multiples for a group of comparable public companies, include revenue multiples of 3.7-4.5x and book value multiples of 0.6-1.3x, depending on the valuation date. Management wrote down the carrying value of the investment in ESA to its estimated fair value, recording an aggregate 2018 impairment charge of $9,683,158, which consisted of a $7,438,324 impairment loss at deconsolidation and an additional subsequent impairment loss of $2,244,834.

In August 2019, the Company paid $3,500,000 to TV Azteca, S.A.B. DE C.V., a Grupo Salinas company (“TV Azteca”), in connection with a Strategic Investment Agreement with TV Azteca in order to expand the Allied Esports brand into Mexico. See Note 15 – Commitments and Contingencies, Investment Agreements, for additional details.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Property and Equipment, net

Property and equipment consist of the following:

	As of December 31,
	2019	2018
Software	$4,729,200	$3,971,214
Equipment	1,172,882	1,172,882
Computer equipment	2,173,224	2,616,510
Esports gaming truck	1,222,406	1,128,905
Furniture and fixtures	1,100,256	877,472
Production equipment	7,876,423	7,487,752
Leasehold improvements	14,715,726	12,903,762
	32,990,117	30,158,497
Less: accumulated depreciation and amortization	(12,435,810)	(8,718,400)
Property and equipment, net	$20,554,307	$21,440,097

During the years ended December 31, 2019 and 2018, depreciation and amortization expense amounted to $4,272,529 and $3,867,102 respectively. During the years ended December 31, 2019 and 2018, the Company disposed of an aggregate of $550,736 and $67,784, respectively, of fully depreciated property and equipment. The Company has $850,703 of fixed assets in process that have not yet been placed into service. No depreciation expense is recorded on fixed assets in process until such time as the assets are completed and are placed into service.

Note 8 – Intangible Assets, net

Intangible assets consist of the following:

	Indefinite-Lived Trade Names	Trademarks	Customer Relationships	Intellectual Property	Accumulated Amortization	Total
Balance as of January 1, 2018	$1,000,000	$24,882,577	$3,457,724	$262,092	$(9,324,831)	$20,277,562
Purchases of intangibles	-	31,739	-	6,820	-	38,559
Amortization expense	-	-	-	-	(2,844,296)	(2,844,296)
Impairment of intellectual property	-	-	-	(236,833)	-	(236,833)
Balance as of December 31, 2018	1,000,000	24,914,316	3,457,724	32,079	(12,169,127)	17,234,992
Purchases of intangibles	-	45,761	-	4,335	-	50,096
Amortization expense	-	-	-	-	(2,495,212)	(2,495,212)
Impairment of intellectual property	-	-	-	-	-	-
Balance as of December 31, 2019	$1,000,000	$24,960,077	$3,457,724	$36,414	$(14,664,339)	$14,789,876

Weighted average remaining amortization period at December 31, 2019 (in years)	n/a	5.5	n/a	8.3

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Intangible assets are amortized on a straight-line basis over the shorter of their license periods or estimated useful lives ranging from two to ten years. Amortization of intangible assets consists of the following:

	Indefinite-Lived Trade Names	Trademarks	Customer Relationships	Intellectual Property	Accumulated Amortization
Balance as of January 1, 2018	$-	$6,214,823	$3,110,008	$-	$9,324,831
Amortization expense	-	2,494,174	347,716	2,406	2,844,296
Balance as of December 31, 2018	-	8,708,997	3,457,724	2,406	12,169,127
Amortization expense	-	2,495,212	-	-	2,495,212
Balance as of December 31, 2019	$-	$11,204,209	$3,457,724	$2,406	$14,664,339

As of December 31, 2018, management determined that the projected cash flows from certain intellectual property would not be sufficient to recover the carrying value of those assets. Accordingly, the Company recorded an impairment charge of $236,833 which is included in operating costs and expenses on the accompanying consolidated statements of operations.

Estimated future amortization expense is as follows:

Years Ending December 31,

2020	2,498,676
2021	2,498,676
2022	2,498,676
2023	2,498,676
2024	2,498,676
Thereafter	1,296,496
$13,789,876

Note 9 – Deferred Production Costs

Deferred production costs consist of the following:

	December 31,
	2019	2018
Deferred production costs	$28,290,200	23,604,111
Less: accumulated amortization	(17,327,718)	(14,545,267)
Deferred production costs, net	$10,962,482	$9,058,844

Weighted average remaining amortization period at December 31, 2019 (in years)	4.08

During the years ended December 31, 2019 and 2018, production costs of $2,782,451 and $1,663,835 respectively, were expensed and are reflected in multiplatform content costs in the consolidated statements of operations.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2019	2018
Compensation expense	$1,348,066	$1,188,104
Rent	124,969	126,963
Revenue sharing obligations	319,833	122,928
Event costs	186,173	61,740
Legal and professional fees	154,799	-
Accrued software costs	-	420,000
Production costs	55,679	15,329
Unclaimed player prizes	342,535	380,120
Other accrued expenses	721,693	357,610
Other current liabilities	369,614	189,351
Accrued leasehold improvement costs	269,110	-
	$3,892,471	$2,862,145

Note 11 – Convertible Debt and Convertible Debt, Related Party

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

Pursuant to the Merger Agreement, on the Closing Date, in addition to the $4 million of Noble Link Notes, AESE assumed $10,000,000 of the convertible debt obligations of the Former Parent (the “Former Parent Notes”; see Note 5 - Reverse Merger and Recapitalization), such that the aggregate indebtedness of the Company pursuant to the Noble Link Notes and the Former Parent Notes (collectively, the “Notes”) is $14 million. The Notes bear interest at 12% per annum. Pursuant to the Amendment and Acknowledgement agreement discussed below, the Former Parent Notes are also secured by all property and assets owned by AESE and its subsidiaries. No interest is payable in connection with the Notes if the Notes are converted into shares of AESE common stock.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Pursuant to the note purchase agreements entered into by the purchasers of the Notes (the “Noteholders” and such agreements, the “Note Purchase Agreements”), upon the consummation of the Merger, each Noteholder received a five-year warrant to purchase their proportionate share of 532,000 shares of AESE common stock. In addition, pursuant to the Note Purchase Agreements, Noteholders are each entitled to their proportionate share of 3,846,153 shares of AESE common stock if such Noteholder’s Note is converted into AESE common stock and, at any time within five years after the date of the closing of the Mergers, the last exchange-reported sale price of AESE common stock is at or above $13.00 for thirty (30) consecutive calendar days (the “Contingent Consideration”).  The relative fair value of the warrants and the Contingent Consideration of $114,804 and $152,590, respectively, was recorded as debt discount and additional paid in capital.

The Company recorded interest expense of $1,096,117 related to the Notes during the year ended December 31, 2019, which includes amortization of debt discount in the amount of $101,010.  Unamortized debt discount is $166,384 at December 31, 2019.

Note 12 – Segment Data

Each of the Company’s business segments offer different, but synergistic products and services, and are managed separately, by different chief operating decision makers. Segment performance is evaluated based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

The Company’s business consists of two reportable business segments:

●	Poker, gaming and entertainment, provided through WPT, including televised gaming and entertainment, land-based poker tournaments, online and mobile poker applications.
●	E-sports, provided through Allied Esports, including multiplayer video game competitions.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present segment information for each of the years ended December 31, 2019 and 2018:

	For the Year ended December 31, 2019				For the Year ended December 31, 2018
	Gaming & Entertainment	E-sports	Corporate(1)	TOTAL	Gaming & Entertainment	E-sports	Corporate(1)	TOTAL
Revenues	$18,523,632	$7,548,363	$-	$26,071,995	$16,326,923	$4,276,332	$-	$20,603,255
Revenues from Foreign Operations	$2,441,660	$858,277	$-	$3,299,937	$2,499,058	$384,433	$-	$2,883,491
Depreciation and Amortization	$3,218,931	$3,548,810	$-	$6,767,741	$4,003,937	$2,707,461	$-	$6,711,398
Loss from Operations	$1,011,550	$12,260,957	$2,272,580	$15,545,087	$2,116,272	$26,714,191	$-	$28,830,463
Interest Expense	$115,726	$-	$1,081,401	$1,197,127	$-	$2,117,438	$-	$2,117,438
Capital Expenditures	$939,576	$1,324,546	$-	$2,264,122	$766,770	$16,416,186	$-	$17,182,956
Total Property and Equipment, net	$2,470,293	$18,084,014	$-	$20,554,307	$711,863	$20,308,234	$-	$21,020,097
Total Property and Equipment, net in Foreign Countries	$-	$358,481	$-	$358,481	$-	$442,925	$-	$442,925
Total Assets	$39,290,001	$21,702,158	$10,328,915	$71,321,074	$37,315,493	$27,931,444	$-	$65,246,937

1)	Represents unallocated corporate assets not directly attributable to any one of the business segments and unallocated corporate operating losses resulting from general corporate overhead expenses not directly attributable to any one of the business segments. Corporate operating expense are reported separate from the Company’s identified segments and are included in general and administrative expenses on the accompanying consolidated statements of operations.

During the year ended December 31, 2019, one customer accounted for 16% of the Gaming & Entertainment segment total revenues, and a different customer accounted for 14% of the E-Sports segment total revenues.

Note 13 – Related Parties

Notes Payable to Former Parent

During November and December 2018, as part of a corporate restructuring, the Former Parent converted $37,372,522 of outstanding notes payable to the Former Parent to Stockholders’ Equity. In addition, in connection with the restructuring, accrued interest in the amount of $2,150,487 was forgiven by the Former Parent, and was recorded as a contribution to capital.

Due to Former Parent

In May 2018, Allied Esports entered into a $5,000,000 line of credit with a bank, bearing interest of 2.650% per annum with monthly payments of interest only. The line of credit was secured by a $5,000,000 certificate of deposit provided by Former Parent as collateral. All outstanding principal and accrued interest are due at maturity in May 2019. In October 2018, the $5,000,000 line of credit was repaid by the Former Parent using its collateralized certificate of deposit. As a result, Allied Esports owed $5,000,000 to the Former Parent as of December 31, 2018, related to the repayment of the line of credit. There was no stated interest rate or repayment terms related to this liability. During 2018, the Company incurred $55,178 of interest expense related to this line of credit.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During the year ended December 31, 2018, the Company received net aggregate advances of $22,912,000 from the Former Parent. As of December 31, 2018, the aggregate amount due to the Former Parent of $33,019,510 consisted of payments of certain operating expenses, investing activities and financing activities made on behalf of the Company by the Former Parent. There was no stated interest rate or definitive repayment terms related to this liability. The weighted average balance of advances owed to the Former Parent was $21,965,526 during the year ended December 31, 2018 and was $32,788,017 for the period from January 1, 2019 through August 9, 2019.

On August 9, 2019, all obligations to the Former Parent in the aggregate amount of $32,672,622 were satisfied in connection with the Merger. See Note 5 – Reverse Merger and Recapitalization, for additional details.

Bridge Financing

On October 11, 2018, the Former Parent issued a series of secured convertible promissory notes (the “Notes”) whereby investors provided the Former Parent with $10 million to be used for the operations of the Company. Pursuant to the Merger Agreement, on the Closing Date, the Company assumed the convertible debt obligations of the Former Parent. See Note 11 – Convertible Debt and Convertible Debt, related parties, for additional details.

Restructuring

In November and December 2018, the Company underwent a corporate entity restructuring for the purpose preparing the Company for the Merger. As part of the restructuring, AEM a new holding entity, was formed and AEII became a wholly-owned subsidiary of AEM. The restructuring resulted in a $42,505,325 increase in the Former Parent’s net investment consisting of notes payable, accrued interest and other related liabilities, which were recorded as a contribution to capital as a result of the restructuring.

Stock Options

In 2015, the Former Parent issued options to purchase common stock of the Former Parent to certain employees and a consultant of WPT. All of the unvested options were forfeited in January 2018 in connection with the employees’ entry into profit participation agreements as described in the Profit Participation Plan paragraph below. Accordingly, during the years ended December 31, 2019 and 2018, the Company recorded $0 and ($766,417), respectively, of stock-based compensation which is reflected in general and administrative expenses in the consolidated statements of operations.

Profit Participation Plan

In January 2018, certain employees of WPT entered into profit participation agreements pursuant to which the employees, commencing with the calendar year 2018, were entitled to an annual payment equal to a range of 1% to 4% of the net profits of the Company during such calendar year. Upon an occurrence of a change in control of WPT, the employees would be entitled to: (i) a payment equal to a range of 1% to 4% of the net profits of the Company through the fiscal quarter end prior to the closing of such change in control; and (ii) a payment equal to a range of 0.5% to 4% of the value of outstanding shares of WPT, pursuant to the profit participation agreement. In connection with the profit participation agreement, the participating employees forfeited the unvested portion of their options to purchase the Former Parent’s common stock. On the Closing Date, pursuant to the terms of the Merger Agreement, as amended, the Company issued 744,422 shares of its common stock to employees of WPT in full satisfaction of the profit participation agreements.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Income Taxes

The Company files tax returns in the United States (federal and California), Gibraltar, Ireland and Germany.

The U.S. and foreign components of income (loss) before income taxes were as follows:

	For the Years Ended
	December 31,
	2019	2018

United States	$(15,339,841)	$(28,118,382)
Foreign	(1,398,888)	(2,901,343)
Loss before income taxes	$(16,738,729)	$(31,019,725)

The income tax provision (benefit) for the years ended December 31, 2019 and 2018 consist of the following:

	For the Years Ended
	December 31,
	2019	2018
Federal:
Current	$–	$–
Deferred	(3,036,568)	(4,840,852)
State and local:
Current	–	–
Deferred	(289,197)	346,679
Foreign:
Current	–	–
Deferred	(38,037)	(187,853)
	(3,287,728)	(4,682,026)
Change in valuation allowance	3,287,728	4,682,026
Income tax provision (benefit)	$–	–

The reconciliation of the expected tax expense (benefit) based on the U.S. federal statutory rates for 2019 and 2018, respectively, with the actual expense is as follows:

	For the Years Ended
	December 31,
	2019	2018
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(2.0)%	(2.0)%
Permanent differences	0.6%	3.8%
Statutory rate differential - domestic. vs. foreign	1.6%	1.8%
Changes in tax rates	0.0%	2.9%
Other	(1.2)%	(0.6)%
Adjustment in deferred taxes	41.6%	0.0%
Change in valuation allowance	(19.6)%	15.1%
Income tax provision (benefit)	0.0%	0.0%

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	For the Years Ended
	December 31,
	2019	2018
Deferred Tax Assets:
Net operating loss carryforwards	$9,343,617	$13,521,964
Production costs	1,929,672	2,056,726
Investment	2,190,138	2,183,396
Stock-based compensation	104,236	40,516
Capitalized start-up costs	353,651	411,842
Accruals and other	898,494	398,310
Gross deferred tax assets	14,819,808	18,612,754
Deferred Tax Liabilities
Property and equipment	(922,857)	(1,428,075)
Net deferred tax assets	13,896,951	17,184,679
Valuation allowance	(13,896,951)	(17,184,679)
Deferred tax assets, net of valuation allowance	$–	$–

As of December 31, 2019, the Company had approximately $38,678,795, $30,900,000 and $3,800,000 of federal, state and foreign net operating loss (“NOL”) carryforwards available to offset against future taxable income. The federal NOL may be carried forward indefinitely. For state NOL, these NOLs will begin to expire in 2038.The federal and state NOL carryovers are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code when there is a greater than 50% ownership change, as determined under the regulations. There was a change of control on or about June 2015 and on or about August 9, 2019 and the Company has determined that, approximately $58,289,156 of federal NOLs and $56,508,507 state NOLs will expire unused and are not included in the available NOLs stated above. To date, no additional annual limitations have been triggered, but the Company remains subject to the possibility that a future greater than 50% ownership change could trigger annual limitations on the usage of NOLs.

The Company assesses the likelihood that deferred tax assets will be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2019 and 2018.

ASC 740 requires the Company to recognize in the consolidated financial statements the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. After assessing its income tax positions, the Company has determined that there are no significant uncertain tax positions to record as of December 31, 2019.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Company’s tax returns remain subject to examination by various taxing authorities beginning with the tax year ended December 31, 2015. No tax audits were commenced or were in process during the years ended December 31, 2019 and 2018.

Note 15 – Commitments and Contingencies

Litigations, Claims, and Assessments

The Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business. While the outcome of these disputes, claims, liens and litigation matters cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Operating Leases

Effective on March 23, 2017, Allied Esports entered into a non-cancellable operating lease for 30,000 square feet of event space in Las Vegas, Nevada, for the purpose of hosting Esports activities (the “Las Vegas Lease”). As part of the Las Vegas Lease, Allied Esports committed to build leasehold improvements to repurpose the space for Esports events prior to March 23, 2018, the day the Arena opened to the public (the “Commencement Date”). Initial lease terms are for minimum monthly payments of $125,000 for 60 months with an option to extend for an additional 60 months at $137,500 per month. Additional annual tenant obligations are estimated at $2 per square foot for Allied Esports’ portion of real estate taxes and $5 per square foot for common area maintenance costs. Lease payments began at the Commencement Date. The aggregate base rent payable over the lease term will be recognized on a straight-line basis.

On March 29, 2019, AEM entered into a 167-month operating lease for approximately 25,000 square feet of space located in Irvine, California (the “New Irvine Lease”) with respect to its operations. On June 15, 2019, the New Irvine Lease was amended to reduce the leased space to approximately 15,000 square feet. On August 9, 2019 the lease was assigned to WPT. The initial base rent pursuant to the lease, as amended, is $39,832 per month, increasing to $58,495 per month over the term of the lease. Lease payments under the New Irvine Lease began on November 1, 2019. The New Irvine Lease also provides for a tenant improvement allowance of up to $1,352,790.  The New Irvine lease contains two five-year options to renew.

The Company’s aggregate rent expense incurred during the years ended December 31, 2019 and 2018 amounted to $2,659,308 and $2,523,075, respectively, of which $385,113 and $385,113, respectively was capitalized into deferred production costs, $1,351,139 and $1,364,394, respectively, was included within in-person costs, and $923,056 and $773,568, respectively, was included within general administrative expenses on the consolidated statements of operations.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The schedule future minimum lease payments under the Company’s leases are as follows:

Years Ending December 31,

2020	$2,422,276
2021	2,031,702
2022	2,009,631
2023	2,099,920
2024	2,190,667
Thereafter	10,899,477
$21,653,673

Investment Agreements

In June 2019, the Company entered into an exclusive ten-year strategic investment and revenue sharing agreement (the “TV Azteca Agreement”) with TV Azteca, in order to expand the Allied Esports brand into Mexico. Pursuant to the terms of the TV Azteca Agreement, as amended, TV Azteca purchased 742,692 shares of AESE common stock for $5,000,000.

In connection with the TV Azteca Agreement, AESE will provide $7,000,000 to be used for various strategic initiatives including digital channel development, facility and flagship construction in Mexico, co-production of Spanish language content, platform socialization, and marketing initiatives. The Company will be entitled to various revenues generated from the investment.

Currently, the Company has paid $3,500,000 with the rest of the payments being due as follows:

●	$1,500,000 payable on March 1, 2020;
●	$1,000,000 payable on March 1, 2021, and
●	$1,000,000 payable on March 1, 2022.

In June 2019, the Company entered into an agreement (the “Simon Agreement”) with Simon Equity Development, LLC (“Simon”), a shareholder of the Company, pursuant to which Allied Esports will conduct a series of mobile esports gaming tournaments and events at selected Simon shopping malls and online called the Simon Cup, and will also develop esports and gaming venues at certain Simon shopping malls in the U.S. The Simon Cup will be staged in each of 2019, 2020 and 2021. In connection with the Simon Agreement, AESE placed $4,950,000 of cash into an escrow account to be utilized for various strategic initiatives including the build-out of branded esports facilities at Simon malls, and esports event programs.

On October 22, 2019, cash in the amount of $1,300,000 was released from escrow in order to fund expenses incurred in connection with the Simon Cup. As of December 31, 2019, the balance in the escrow account is $3,650,000, which is shown as restricted cash on the accompanying consolidated balance sheet.

Consulting Agreement

On August 9, 2019 the Company entered into a consulting services agreement with a related party, Black Ridge Oil & Gas, the Company’s prior sponsor (“BROG”), pursuant to which BROG will provide administration and accounting services to the Company through December 31, 2019, in exchange for consulting fees in the aggregate of $348,853.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Employment Agreements

WPT CEO Agreement

In connection with the Merger, the Company assumed the obligations under an employment agreement (the “WPT CEO Agreement”) with the chief executive officer of WPT (the “WPT CEO”), which expires on January 25, 2022 and is renewable upon the agreement of the parties. The WPT CEO Agreement provides for a base salary of not less than $400,000, of which $315,000 is allocated to his employment and $85,000 is allocated to consultancy and board compensation and is payable to a consulting company of which the WPT CEO is a member (the “Consulting Company.”). The WPT CEO agreement also provides for annual performance bonuses based upon reaching certain EBITDA performance objectives. Further, pursuant to the terms of the WPT CEO Agreement, the WPT CEO is entitled to a profitability payment of up to $1.5 million in the event the WPT business reduces its losses or becomes profitable during the term of the WPT Agreement.

Upon the termination for any reason during the term of the WPT CEO Agreement, the WPT CEO is entitled to all payments that would have earning during the term. After the term, the WPT CEO is entitled to a severance of 12 months’ salary (including consulting compensation) plus 12 months of benefits, unless terminated for cause. Upon any termination the WPT CEO, the Consulting Company will continue to receive a consulting fee of $100,000 per year (subject to increase for inflation) for as long as is legally permissible, up to a maximum of forty (40) years; provided that the WPT CEO will not take full time employment with the World Series of Poker without the written consent of WPT for so long as such payments are made. Unless terminated for cause, any unvested equity awards are immediately vested upon termination.

CEO Agreement

On November 5, 2019, the Company entered into an employment agreement (the “CEO Agreement”) with the Company’s Chief Executive Officer (“CEO”). The CEO Agreement is effective as of September 20, 2019. The CEO Agreement provides for a base salary of $300,000 per annum as well as annual incentive bonuses as determined by the Board of Directors, subject to the attainment of certain objectives. The CEO Agreement provides for severance equal to twelve months of the CEO’s base salary. In connection with the CEO agreement, the CEO also received 17,668 shares of the Company’s restricted common stock, with a grant date value of $100,000, which vest one year from date of issuance (See Note 16 – Stockholders’ Equity, Restricted Stock). Unless terminated for cause, any unvested equity awards are immediately vested upon termination. The employment agreement expires on August 9, 2022 and may be extended for a period up to one year upon mutual written agreement by the CEO and the Company at least thirty days prior to expiration.

Note 16 – Stockholders’ Equity

Share Purchase Agreements

On November 5, 2018, Allied Esports Media Inc. sold 1,199,191 shares of  restricted common stock (the “Employee Shares”), to certain employees and stakeholders of the Company, for consideration of $0.001 per share, which were exchanged for AESE common stock and warrants in connection with the recapitalization (See Note 5 - Reverse Merger and Recapitalization).

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Equity Purchase Option

Prior to the Closing Date, BRAC sold an option to purchase up to 600,000 units, exercisable at $11.50 per Unit, in connection with BRAC’s initial public offering (the “Equity Purchase Option”). Each Unit consisted of one and one-tenth shares of common stock and a warrant to purchase one share of common stock at $11.50 per share. Effective upon the closing of the Merger, the units converted by their terms into the shares and warrants, and the option now represents the ability to buy such securities directly (and not units). The Equity Purchase Option may be exercised on either a cash or a cashless basis, at the holder’s option, and expires on October 4, 2022. These previously issued BRAC Shares and Warrant Purchase Options are deemed to be issued in connection with the Merger, as a result of the reverse recapitalization.

A summary of the Equity Purchase Option activity during the year ended December 31, 2019 is presented below:

	Number of	Weighted	Weighted
	Unit	Average	Average
	Purchase	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2019	-
Granted	600,000	$11.50
Exercised	-
Expired	-
Forfeited	-
Outstanding, December 31, 2019	600,000	$11.50	2.8	$-

Exercisable, December 31, 2019	600,000	$11.50	2.8	$-

Equity Incentive Plan

On August 9, 2019, the Company’s Equity Incentive Plan (the “Incentive Plan”) was approved by the Company’s stockholders. The Incentive Plan is administered by the Board of Directors or a committee designated by the Board of Directors to do so. The effective date of the Incentive Plan is December 19, 2018. The Incentive Plan provides the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted common stock awards, restricted common stock unit awards, as well as other stock-based awards that are deemed to be consistent with the purposes of the plan. There are 3,463,305 shares of common stock reserved under the Incentive Plan, of which 902,912, shares remain available to be issued as of December 31, 2019.

Stock Options

On September 20, 2019 the Company issued ten-year options for the purchase of 400,000 shares of AESE common stock, pursuant to the Incentive Plan. The options had an exercise price of $5.66 per share and a 4-year vesting term, with 25% vesting on each anniversary of the date of grant. The options had an aggregate grant date fair value of $867,120.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On November 21, 2019 the Company issued ten-year options for the purchase of 2,080,000 shares of AESE common stock, pursuant to the Incentive Plan. The options had an exercise price of $4.09 per share and a 4-year vesting term, with 25% vesting on each anniversary of the date of grant. The options had an aggregate grant date fair value of $3,263,551.

The fair value of options granted during the year ended December 31, 2019 was calculated using the Black-Scholes option pricing model, with the following assumptions used:

Risk free interest rate	1.74 – 1.77%
Expected term (years)	6.25 years
Expected volatility	36%
Expected dividends	0.0

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

During the year ended December 31, 2019, the Company recorded stock-based compensation expense of $149,893 related to stock options issued as compensation, which is included in general and administrative expense on the accompanying consolidated statements of operations. As of December 31, 2019, there was $3,980,778 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the remaining vesting period of 3.86 years.

A summary of the option activity during the years ended December 31, 2019 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (in years)	Value

Outstanding, January 1, 2019	–	–
Granted	2,480,000	$4.34
Exercised	–	–
Expired	–	–
Forfeited	–	–
Outstanding, December 31, 2019	2,480,000	$4.34	9.86	$–

Exercisable, December 31, 2019	–	$–	–	$–

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company recorded stock-based compensation expense of $127,152 for the year ended December 31, 2019, related to restricted common stock issued as compensation, which is recorded in general and administrative expenses on the accompanying consolidated statements of operations. As of December 31, 2019, there was $327,848 of unrecognized stock-based compensation expense related to the restricted stock that will be recognized over the remaining vesting period of 0.72 years.

Warrants

Prior to the Closing Date, BRAC issued 14,305,000 five-year warrants (the “BRAC Warrants”) for the purchase of the Company’s common stock at $11.50 per share in connection with BRAC’s initial public offering. These previously issued BRAC Warrants are deemed to be issued in connection with the Merger, as a result of the reverse recapitalization.

As of result of the Merger, the Company issued to the former owners of Allied Esports and WPT five-year warrants to purchase an aggregate of 3,800,003 shares of common stock (presented below as outstanding on December 31, 2018 as a result of the recapitalization) at a price of $11.50 per share and issued five-year warrants for the purchase of an aggregate of 532,000 shares of common stock to the Noteholders with an exercise price of $11.50 per share.

A summary of warrant activity during the years ended December 31, 2019 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2018	3,800,003	11.50
Issued	14,837,000	11.50
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2019	18,637,003	$11.50	4.6	$-

Exercisable, December 31, 2019	18,637,003	$11.50	4.6	$-

Note 17 – Subsequent Events

Common Stock

On January 14, 2020 the Company issued 758,725 shares of its common stock to an investor in exchange for $5,000,000 (the “Purchase Price”) pursuant to a Share Purchase Agreement. The Purchase Price is to be used by the Company or its subsidiaries to develop integrated esports experience venues at mutually agreed upon shopping malls owned and/or operated by investor or any of its affiliates (each, an “Investor Mall”), that will include a dedicated gaming space and production capabilities to attract and to activate esports and other emerging live events (each, an “Esports Venue”). To that end, half of the Purchase Price is held in escrow until the parties execute a written lease agreement for the first Esports Venue, and the other half is held in escrow until the parties execute a written lease agreement for the second Esports Venue. Further, pursuant to the Share Purchase Agreement, the Company must create, produce, and execute three (3) esports events during each calendar year 2020, 2021 and 2022 that will include the Company’s esports truck at one or more Investor Malls at mutually agreed times.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Put Option Agreement and Exercise

On February 25, 2020 (the “Effective Date”), the Company entered into a Put Option Agreement (the “Agreement”) with the Chairman of the Company’s Board of Director (the “Chairman”), pursuant to which the Company has an option in its discretion, to sell shares of its common stock (the “Option Shares”) to the Chairman for aggregate gross proceeds of up to $2.0 million, at a purchase price of $1.963 per Option Share, subject to the following limitations:

a)	The total number of shares that may be issued under the Agreement will be limited to 19.99% of the Company’s outstanding shares on the date the Agreement is signed (the “Exchange Cap”), unless stockholder approval is obtained to issue shares in excess of the Exchange Cap;

b)	The Company may not issue and the Chairman may not purchase Option Shares to the extent that such issuance would result in the Chairman and his affiliates beneficially owning more than 19.99% of the then issued and outstanding shares of the Company’s common stock unless (i) such ownership would not be the largest ownership position in the Company, or (ii) stockholder approval is obtained for ownership in excess of 19.99%; and

c)	The Company may not issue and the Chairman may not purchase any Option Shares if such issuance and purchase would be considered equity compensation under the rules of The Nasdaq Stock Market unless stockholder approval is obtained for such issuance.

Option shares purchased pursuant to the Agreement are subject to a six-month lock-up period whereby they cannot be sold or transferred. The Put Option expires on April 9, 2020. On March 9, 2020, the Company provided notice to the Chairman that they had elected to exercise the Put Option to sell 1,018,848 Option Shares at a purchase price of $1.963 per share for total proceeds of $2,000,000. The Company expects to close on the sale of the Option Shares within 30 days of the notice of exercise of the Put Option.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated December 19, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 19, 2018)

2.2	Amendment to Agreement and Plan of Reorganization dated August 5, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 15, 2019)

2.3	Agreement of Merger dated August 9, 2019 between Noble Link Global Limited and Allied Esports Media, Inc (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed August 15, 2019)

2.4	Plan of Merger dated August 9, 2019 between Noble Link Global Limited and Allied Esports Media, Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed August 15, 2019)

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 15, 2019)

3.3	By-laws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed September 22, 2017)

3.4	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 20, 2019)

4.1	Specimen common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed September 22, 2017)

4.2	Specimen warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed September 22, 2017)

4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed September 22, 2017)

4.4	Form of warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.5 to the Company’s Form S-1/A filed September 22, 2017)

4.5	Rights Agreement, dated October 4, 2017, between the Company and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 5, 2017)

4.6	Description of Registrant’s Securities*

10.1	Form of Letter Agreement from each of the Company’s sponsor, officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1/A filed September 22, 2017)

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed September 22, 2017).

10.3	Form of Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1/A filed September 22, 2017).

10.4	Form of Promissory Note issued to Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1/A filed September 22, 2017)

10.5	Promissory Note, dated December 10, 2018, issued by Black Ridge Acquisition Corp. to Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on form 10-K filed on March 18, 2019)

10.6	Form of Share Purchase Agreement (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed July 17, 2019)

10.7	Share Purchase Agreement dated August 5, 2019 among Company, Simon Equity Development, LLC, Black Ridge Oil & Gas, Inc., and Allied Esports Media, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.8	Share Purchase Agreement dated August 5 2019, between TV AZTECA, S.A.B. DE C.V. and Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.9	Pala Interactive LLC - Amended and Restated Services and Licensing Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.10	Pala Interactive Software Development Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.11	Pala Interactive Amendment 1 to Software Development Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.12	Pala Interactive Amendment 2 to Software Development Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.13	Pala Interactive Amendment 3 to Software Development Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.14	Pala Interactive Amendment 4 to Software Development Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.15	Pala Interactive - Amendment 5 to Software Development Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.16	Pala Interactive Amendment 6 to Software Development Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.17	Zynga Joint Content License Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.18	National Sports Programming (Fox & FSN) Program Production and Televising Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.19	National Sports Programming (Fox & FSN) Agreement (WPT Seasons 12-14 and SHR Seasons 1-3) (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.20	National Sports Programming (Fox FSN) - Network Agreement (WPT S15-19 plus TBD Programming) (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.21	National Sports Programming (Fox FSN) - Amendment to Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.22	National Sports Programming (Fox FSN) - Amendment to Agreement (TBD Episodes) (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.23	National Sports Programming (Fox FSN) - Amendment to Agreement (Corporate Restructure) (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.24	National Sports Programming (Fox FSN) - Exclusivity Amendment (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.25	National Sports Programming (Fox FSN) - Tubi TV Exclusivity Amendment (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.26	World Poker Tour Wilshire Courtyard Lease (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.27	First Amendment to World Poker Tour Wilshire Courtyard Lease (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.28	Second Amendment to World Poker Tour Wilshire Courtyard Lease (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.29	Third Amendment to World Poker Tour Wilshire Courtyard Lease (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.30	Allied Esports Media- Quintana Office Property LLC Lease(incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.31	First Amendment to Allied Esports Media- Quintana Office Property LLC Lease (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.32	Event Sponsorship Agreement between Newegg Inc. and Allied Esports International, Inc.(incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.33	Kingston Technology Company - Allied Esports International Event Sponsorship Agreement(incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.34	Ramparts, Inc.-Allied Esports International Lease (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.35	First Amendment to Ramparts, Inc. - Allied Esports International Lease (incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.36	Second Amendment to Ramparts Inc. -Allied Esports International Inc. Lease (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.37	Convertible Note Purchase Agreement dated October 11, 2018 (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.38	Share Pledge Agreement dated October 11, 2018 (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.39	Security Agreement dated October 11, 2018 (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.40	Form of Convertible Promissory Note dated October 11, 2018 (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.41	Convertible Note Purchase Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.42	Share Pledge Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.43	Security Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.44	Form of Convertible Promissory Note dated May 17, 2019 (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.45	Guaranty (assigned to Company) (incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.46	Amendment and Acknowledgement Agreement dated August 5, 2019 (incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.47	Pliska Employment Agreement dated January 24, 2018 (incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.48	Pliska Employment Agreement Amendment dated June 1, 2018 (incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.49	Pliska Employment Agreement Amendment dated December 19, 2018 (incorporated by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.50	Pliska- Trisara Restricted Share Issuance Agreement (incorporated by reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.51	Registration Rights Agreement dated August 9, 2019 by and among the Company and Eric Yang (incorporated by reference to Exhibit 10.17 to the Company’s Form S-3 Registration Statement filed September 20, 2019)

10.52	Employment Agreement between the Company and Frank Ng (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 1, 2019)

10.53	Share Purchase Agreement dated January 14, 2020 between the Company and BPR Cumulus LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2020)

10.54	Put Option Agreement dated February 25, 2020 between the Company and Lyle A. Berman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2020)

14	Code of Ethics*

21.1	Subsidiaries of Company*

23.1	Consent of Marcum LLP*

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.*

99.1	Press Release dated March 16, 2020.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.

