Form 10-K/A
period 2019-12-31
Allied Esports Entertainment, Inc.
filed 2020-03-17
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Report” or “Amended Form 10-K”) of Allied Esports Entertainment Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 16, 2020 (the “Original Form 10-K”) to correct an inadvertent error in the weighted average shares outstanding in the financial statements for the year ended December 31, 2019. The Company incorrectly stated the weighted average number of shares outstanding – basic and diluted for the year ended December 31, 2019 as 18,098,797 rather than the correct number of 16,159,444. The Company also incorrectly stated the basic and diluted net loss per common share for the year ended December 31, 2019 as $(0.92) rather than the correct amount of $(1.04). As a result, the following items in the original filing have been amended:

Part II, Item 8. Financial Statements, Consolidated Statements of Operations; and

Part II, Item 8. Notes to Consolidated Financial Statements, Note 3 – Significant Accounting Policies, Net Loss Per Common Share

In accordance with applicable generally accepted accounting principles, the Company has calculated and recognized adjustments accordingly. The following table shows the effect of the restatement on the Company’s financial statements for the year ended December 31, 2019:

	Year Ended December 31, 2019
	As Previously Reported	Restated
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	18,098,797	16,159,144

Basic and diluted net loss per common share	$(0.92)	$(1.04)

In addition, an updated press release reflecting the foregoing corrections and corrections to the weighted average number of shares outstanding – basic and diluted, and basic and diluted net loss per common share, for the quarters ended December 31, 2019 and 2018 is filed as Exhibit 99.1 to this Form 10-K/A, which supersedes the press release filed by the Company on March 16, 2020.

Except as specifically noted above, this Form 10-K/A does not modify or update the Original 10-K or modify or update any related or other disclosures as originally filed, other than as required to reflect the effects of the amendment discussed above. Management has discussed the matters set forth above with the Company’s independent registered public accounting firm. On March 17, 2020, the Company’s Chief Financial Officer concluded that the financial statements and other financial data for the year ended December 31, 2019, as reported in the Original Form 10-K, should not be relied upon because of the error described above which has been corrected in the Amended Form 10-K/A. Additionally, investors, analysts and other persons should not rely upon any press releases, investor presentations or other communications that relate to that information.

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

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2019 and 2018, we were billed $31,930 and $0 by Marcum LLP for audit-related fees.

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

Item 16. Form 10-K/A Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2020	ALLIED ESPORTS ENTERTAINMENT, INC.

	By:	/s/ Frank Ng
		Name:	Frank Ng
		Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Frank Ng	Chief Executive Officer (principal executive officer) and Director	March 17, 2020
Frank Ng

/s/ Anthony Hung	Chief Financial Officer (principal financial and accounting officer)	March 17, 2020
Anthony Hung

/s/ Adam Pliska	President and Director	March 17, 2020
Adam Pliska

/s/ Lyle Berman	Director	March 17, 2020
Lyle Berman

/s/ Bradley Berman	Director	March 17, 2020
Bradley Berman

/s/ Ho Min Kim	Director	March 17, 2020
Ho Min Kim

/s Joseph Lahti	Director	March 17, 2020
Joseph Lahti

/s/ Benjamin Oehler	Director	March 17, 2020
Benjamin Oehler

/s/ Maya Rogers	Director	March 17, 2020
Maya Rogers

/s/ Kan Hee Anthony Tyen	Director	March 17, 2020
Kan Hee Anthony Tyen

/s/ Eric Yang	Director	March 17, 2020
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

Melville, New York
March 16, 2020 (except as to Note 3, Net Loss Per Common Share, which is as of March 17, 2020).

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

Allied Esports Entertainment, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2019	2018
Revenues
In-person	$11,133,412	$8,181,355
Multiplatform content	5,498,404	3,246,657
Interactive	9,440,179	9,175,243
Total Revenues	26,071,995	20,603,255
Costs and expenses
In-person (exclusive of depreciation and amortization)	4,832,897	4,543,542
Multiplatform content (exclusive of depreciation and amortization)	3,813,116	2,296,790
Interactive (exclusive of depreciation and amortization)	2,479,040	2,473,970
Online operating expenses	688,045	2,244,574
Selling and marketing expenses	3,575,903	4,022,602
General and administrative expenses	18,530,000	16,452,392
Depreciation and amortization	6,767,741	6,711,398
Impairment of investment in ESA	600,000	9,683,158
Impairment of deferred production costs and intangible assets	330,340	1,005,292
Total Costs and Expenses	41,617,082	49,433,718
Loss From Operations	(15,545,087)	(28,830,463)
Other Income (Expense):
Other income	18,426	126,689
Interest expense	(1,197,127)	(2,117,438)
Foreign currency exchange loss	(14,941)	(198,513)
Total Other Expense	(1,193,642)	(2,189,262)
Net Loss	(16,738,729)	(31,019,725)
Net loss attributed to non-controlling interest	-	403,627
Net Loss Attributable to Allied Esports Entertainment, Inc.	$(16,738,729)	$(30,616,098)

Basic and Diluted Net Loss per Common Share (2019 restated)	$(1.04)	$(2.64)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted (2019 restated)	16,159,144	11,602,754

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

Net Loss per Common Share (restated)

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

Subsequent to issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 16, 2020, the Company discovered an inadvertent error in the weighted average shares outstanding in the financial statements for the year ended December 31, 2019.

The Company has calculated and recognized adjustments accordingly. The following table shows the effect of the restatement on the Company’s financial statements for the year ended December 31, 2019:

	Year Ended December 31, 2019
	As Previously Reported	Restated
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	18,098,797	16,159,144

Basic and diluted net loss per common share	$(0.92)	$(1.04)

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

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated December 19, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 19, 2018)

2.2	Amendment to Agreement and Plan of Reorganization dated August 5, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 15, 2019)

2.3	Agreement of Merger dated August 9, 2019 between Noble Link Global Limited and Allied Esports Media, Inc (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed August 15, 2019)

2.4	Plan of Merger dated August 9, 2019 between Noble Link Global Limited and Allied Esports Media, Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed August 15, 2019)

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 15, 2019)

3.3	By-laws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed September 22, 2017)

3.4	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 20, 2019)

4.1	Specimen common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed September 22, 2017)

4.2	Specimen warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed September 22, 2017)

4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed September 22, 2017)

4.4	Form of warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.5 to the Company’s Form S-1/A filed September 22, 2017)

4.5	Rights Agreement, dated October 4, 2017, between the Company and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 5, 2017)

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K filed March 16, 2020)

10.1	Form of Letter Agreement from each of the Company’s sponsor, officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1/A filed September 22, 2017)

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed September 22, 2017).

10.3	Form of Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1/A filed September 22, 2017).

10.4	Form of Promissory Note issued to Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1/A filed September 22, 2017)

10.5	Promissory Note, dated December 10, 2018, issued by Black Ridge Acquisition Corp. to Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on form 10-K filed on March 18, 2019)

10.6	Form of Share Purchase Agreement (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed July 17, 2019)

10.7	Share Purchase Agreement dated August 5, 2019 among Company, Simon Equity Development, LLC, Black Ridge Oil & Gas, Inc., and Allied Esports Media, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.8	Share Purchase Agreement dated August 5 2019, between TV AZTECA, S.A.B. DE C.V. and Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.9	Pala Interactive LLC - Amended and Restated Services and Licensing Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.10	Pala Interactive Software Development Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.11	Pala Interactive Amendment 1 to Software Development Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.12	Pala Interactive Amendment 2 to Software Development Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.13	Pala Interactive Amendment 3 to Software Development Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.14	Pala Interactive Amendment 4 to Software Development Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.15	Pala Interactive - Amendment 5 to Software Development Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.16	Pala Interactive Amendment 6 to Software Development Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.17	Zynga Joint Content License Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.18	National Sports Programming (Fox & FSN) Program Production and Televising Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.19	National Sports Programming (Fox & FSN) Agreement (WPT Seasons 12-14 and SHR Seasons 1-3) (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.20	National Sports Programming (Fox FSN) - Network Agreement (WPT S15-19 plus TBD Programming) (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.21	National Sports Programming (Fox FSN) - Amendment to Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.22	National Sports Programming (Fox FSN) - Amendment to Agreement (TBD Episodes) (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.23	National Sports Programming (Fox FSN) - Amendment to Agreement (Corporate Restructure) (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.24	National Sports Programming (Fox FSN) - Exclusivity Amendment (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.25	National Sports Programming (Fox FSN) - Tubi TV Exclusivity Amendment (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.26	World Poker Tour Wilshire Courtyard Lease (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.27	First Amendment to World Poker Tour Wilshire Courtyard Lease (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.28	Second Amendment to World Poker Tour Wilshire Courtyard Lease (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.29	Third Amendment to World Poker Tour Wilshire Courtyard Lease (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.30	Allied Esports Media- Quintana Office Property LLC Lease(incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.31	First Amendment to Allied Esports Media- Quintana Office Property LLC Lease (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.32	Event Sponsorship Agreement between Newegg Inc. and Allied Esports International, Inc.(incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.33	Kingston Technology Company - Allied Esports International Event Sponsorship Agreement(incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.34	Ramparts, Inc.-Allied Esports International Lease (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.35	First Amendment to Ramparts, Inc. - Allied Esports International Lease (incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.36	Second Amendment to Ramparts Inc. -Allied Esports International Inc. Lease (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.37	Convertible Note Purchase Agreement dated October 11, 2018 (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.38	Share Pledge Agreement dated October 11, 2018 (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.39	Security Agreement dated October 11, 2018 (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.40	Form of Convertible Promissory Note dated October 11, 2018 (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.41	Convertible Note Purchase Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.42	Share Pledge Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.43	Security Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.44	Form of Convertible Promissory Note dated May 17, 2019 (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.45	Guaranty (assigned to Company) (incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.46	Amendment and Acknowledgement Agreement dated August 5, 2019 (incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.47	Pliska Employment Agreement dated January 24, 2018 (incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.48	Pliska Employment Agreement Amendment dated June 1, 2018 (incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.49	Pliska Employment Agreement Amendment dated December 19, 2018 (incorporated by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.50	Pliska- Trisara Restricted Share Issuance Agreement (incorporated by reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.51	Registration Rights Agreement dated August 9, 2019 by and among the Company and Eric Yang (incorporated by reference to Exhibit 10.17 to the Company’s Form S-3 Registration Statement filed September 20, 2019)

10.52	Employment Agreement between the Company and Frank Ng (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 1, 2019)

10.53	Share Purchase Agreement dated January 14, 2020 between the Company and BPR Cumulus LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2020)

10.54	Put Option Agreement dated February 25, 2020 between the Company and Lyle A. Berman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2020)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed March 16, 2020)

21.1	Subsidiaries of Company (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed March 16, 2020)

23.1	Consent of Marcum LLP*

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.*

99.1	Press Release dated March 17, 2020.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.

