Form 10-Q
period 2020-03-31
Allied Esports Entertainment, Inc.
filed 2020-05-11
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-38226

ALLIED ESPORTS ENTERTAINMENT INC.
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

As of May 11, 2020, 25,184,871 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLIED ESPORTS ENTERTAINMENT, INC

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current Assets
Cash	$4,351,634	$8,440,573
Restricted cash	5,000,000	3,650,000
Accounts receivable	2,068,913	2,121,326
Prepaid expenses and other current assets	1,080,787	1,367,795
Total Current Assets	12,501,334	15,579,694
Property and equipment, net	19,580,571	20,554,307
Goodwill	4,083,621	4,083,621
Intangible assets, net	14,186,699	14,789,876
Deposits	712,463	712,463
Deferred production costs	11,508,829	10,962,482
Other assets	6,138,631	4,638,631
Total Assets	$68,712,148	$71,321,074
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,070,299	$956,871
Accrued expenses and other current liabilities	3,930,946	3,892,471
Accrued interest on convertible debt	2,707,742	2,088,994
Deferred revenue	2,947,391	3,855,459
Convertible debt, net of discount, current portion	10,919,706	12,845,501
Convertible debt, related party, net of discount	992,701	988,115
Total Current Liabilities	22,568,785	24,627,411
Deferred rent	3,359,770	2,472,837
Convertible debt, net of discount, non-current portion	1,985,401	—
Total Liabilities	27,913,956	27,100,248
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 65,000,000 shares authorized, 23,934,871 and 23,176,146 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2,393	2,317
Common stock subscribed, $0,0001 par value; 1,018,848 and 0 shares subscribed at March 31, 2020 and December 31, 2019, respectively	102	—
Additional paid in capital	168,654,573	161,300,916
Subscription receivable	(2,000,000)	—
Accumulated deficit	(125,995,053)	(117,218,584)
Accumulated other comprehensive income	136,177	136,177
Total Stockholders’ Equity	40,798,192	44,220,826
Total Liabilities and Stockholders’ Equity	$68,712,148	$71,321,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended March 31,
	2020	2019

Revenues:
In-person	$2,304,922	$2,747,641
Multiplatform content	1,216,897	1,101,622
Interactive	2,523,234	2,385,785
Total Revenues	6,045,053	6,235,048
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	987,443	1,171,747
Multiplatform content (exclusive of depreciation and amortization)	461,374	580,553
Interactive (exclusive of depreciation and amortization)	992,500	891,567
Online operating expenses	324,953	189,331
Selling and marketing expenses	632,730	651,328
General and administrative expenses	4,911,823	4,318,492
Stock-based compensation	4,003,835	—
Depreciation and amortization	1,824,465	1,686,182
Impairment of investment in ESA	—	600,000
Total Costs and Expenses	14,139,123	10,089,200
Loss From Operations	(8,094,070)	(3,854,152)
Other Income (Expense):
Other income	541	—
Interest expense	(682,940)	—
Total Other Expense	(682,399)	—
Net Loss	(8,776,469)	(3,854,152)
Other comprehensive loss:
Foreign currency translation adjustments	—	(3,082)
Total Comprehensive Loss	$(8,776,469)	$(3,857,234)

Basic and Diluted Net Loss per Common Share	$(0.37)	$(0.33)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	23,818,144	11,602,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

	Common Stock		Common Stock Subscribed		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance - January 1, 2020	23,176,146	$2,317			$161,300,916	$-	$136,177	$(117,218,584)	$44,220,826
Common stock issued for cash	758,725	76			4,999,924	-	-	-	5,000,000
Stock-based compensation:						-
Stock options	-	-	-	-	353,835	-	-	-	353,835
Subscription of common stock in connection with exercise of put option			1,018,848	102	1,999,898	(2,000,000)	-	-	-
Net loss	-	-	-	-	-	-	-	(8,776,469)	(8,776,469)
Other comprehensive loss	-	-	-	-	-	-	-	-	-
Balance - March 31, 2020	23,934,871	$2,393	1,018,848	$102	$168,654,573	$(2,000,000)	$136,177	$(125,995,053)	$40,798,192

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2019	11,602,754	$1,160	$124,361,130	$138,861	$(100,479,855)	$24,021,296
Net loss	-	-	-	-	(3,854,152)	(3,854,152)
Other comprehensive loss	-	-	-	(3,082)	-	(3,082)
Balance - March 31, 2019	11,602,754	$1,160	$124,361,130	$135,779	$(104,334,007)	$20,164,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(8,776,469)	$(3,854,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,003,835	-
Amortization of debt discount	64,192	-
Depreciation and amortization	1,824,465	1,686,182
Impairment of investment in ESA	-	600,000
Deferred rent	130,087	(87,130)
Changes in operating assets and liabilities:
Accounts receivable	52,413	(426,506)
Deferred production costs	(546,347)	(863,892)
Prepaid expenses and other current assets	287,008	3,059
Accounts payable	113,428	515,182
Accrued expenses and other current liabilities	38,475	(48,121)
Accrued interest on convertible debt	618,748	-
Deferred revenue	(908,068)	(390,077)
Total Adjustments	5,678,236	988,697
Net Cash Used In Operating Activities	(3,098,233)	(2,865,455)

Cash Flows From Investing Activities
Return of Simon investment	(3,650,000)	-
Investment in TV Azteca	(1,500,000)	-
Lease incentive reimbursements	756,846	-
Purchases of property and equipment	(225,567)	(452,550)
Investment in ESA	-	(1,238,631)
Purchases of intangible assets	(21,985)	(69,161)
Net Cash Used In Investing Activities	(4,640,706)	(1,760,342)

Cash Flows From Financing Activities
Repayments to Former Parent	-	(136,574)
Proceeds from sale of common stock	5,000,000	-
Net Cash Provided By (Used In) Financing Activities	5,000,000	(136,574)

Effect of Exchange Rate Changes on Cash	-	(3,861)

Net Decrease In Cash And Restricted Cash	(2,738,939)	(4,766,232)
Cash and restricted cash - Beginning of period	12,090,573	10,471,296
Cash and restricted cash - End of period	$9,351,634	$5,705,064
Cash and restricted cash consisted of the following:
Cash	$4,351,634	$5,705,064
Restricted cash	5,000,000	-
	$9,351,634	$5,705,064

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$55,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Background

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

Allied Esports Media, Inc. (“AEM”), a Delaware corporation, was formed in November 2018 to act as a holding company for Allied Esports International Inc. (“Allied Esports”) and immediately prior to the close of the Merger (see below) to also include Noble Link Global Limited (“Noble Link”). Allied Esports, together with its subsidiaries described below, owns and operates the esports-related businesses of AESE. Noble Link (prior to the AEM Merger) and its wholly owned subsidiaries Peerless Media Limited, Club Services, Inc. and WPT Enterprises, Inc. operate the poker-related business of AESE and are collectively referred to herein as “World Poker Tour” or “WPT”. Prior to the Merger, as described below, Noble Link and Allied Esports were subsidiaries of Ourgame International Holdings Limited (the “Former Parent”).

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

Allied Esports operates directly and through its wholly owned subsidiaries Esports Arena Las Vegas, LLC (“ESALV”) and Allied Esports Gaming GmbH. Allied Esports operates global competitive esports properties designed to connect players and fans via a network of connected arenas. ESALV operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. Allied Esports GmbH operates a mobile esports truck that serves as both a battleground and content generation hub and also operates a studio for recording and streaming gaming events.

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

Note 2 – Going Concern and Management’s Plans

As of March 31, 2020, the Company had cash of approximately $4.4 million (not including $5.0 million of restricted cash) and a working capital deficit of approximately $10.1 million. For the three months ended March 31, 2020 and 2019, the Company incurred net losses of approximately $8.8 million and $3.9 million, respectively, and used cash in operations of approximately $3.1 million and $2.9 million, respectively. As of March 31, 2020, the Company had convertible debt in the principal amount of $14.0 million, of which principal in the amount of $2,000,000 was converted into 1,250,000 shares of the Company’s common stock on April 29, 2020 (See Note 11 - Subsequent Events), and of which principal in the amount $12,000,000 matures on August 23, 2020 (see Note 7 – Convertible Debt and Convertible Debt, Related Party for details).

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, such outbreak has caused people to avoid traveling to and attending these events. Recently, live events which were to have been hosted by both Allied Esports and WPT businesses have been cancelled or postponed, and these businesses are now operating online only. The Company is continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on the Company’s operations, financial position and cash flows, as well as the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company's future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined.

The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company’s continuation is dependent upon attaining and maintaining profitable operations and, until that time, raising additional capital as needed, but there can be no assurance that it will be able to close on sufficient financing. The Company’s ability to generate positive cash flow from operations is dependent upon generating sufficient revenues. To date, the Company’s operations have been funded by the Former Parent, as well as through the issuance of secured, convertible debt, and with cash acquired in the Merger. The Company cannot provide any assurances that it will be able to secure additional funding, either from equity offerings or debt financings, on terms acceptable to the Company, if at all. If the Company is unable to obtain the requisite amount of financing needed to fund its planned operations, including the repayment of secured, convertible debt, it would have a material adverse effect on its business and ability to continue as a going concern, and it may have to explore the sale of, or curtail or even cease, certain operations.

Note 3 – Significant Accounting Policies

There are no material changes from the significant accounting policies set forth in Note 3 – Significant Accounting Policies of the Company’s accompanying notes to the audited consolidated financial statements for the year ended December 31, 2019, except for the following accounting policies and required disclosures.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. For additional information, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements of and notes thereto included in the Company’s amended annual report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on March 17, 2020.

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2020 and for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of AESE, WPT and Allied Esports and should be read in conjunction with the accompanying notes thereto.

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

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2020	2019
Common shares subscribed	1,018,848	-
Options	2,360,000	-
Warrants	18,637,003	3,800,000
Convertible debt	1,647,058	-
Unit purchase options	600,000	600,000
Contingent consideration shares	3,846,153	-
	28,109,062	4,400,000

Revenue Recognition

The Company recognizes revenue primarily from the following sources:

In-person revenue

The Company’s in-person revenue is comprised of event revenue, sponsorship revenue, merchandising revenue, and other revenue. Event revenue is generated through World Poker Tour events – TV, non-TV, and DeepStacks Entertainment, LLC and DeepStacks Poker Tour, LLC (collectively “DeepStacks”) events – held at the Company’s partner casinos as well as Allied Esports events held at the Company’s esports properties. Event revenues recognized from the rental of the Allied Esports arena and gaming trucks are recognized at a point in time when the event occurs. In-person revenue also includes revenue from ticket sales, admission fees and food and beverage sales for events held at the Company’s esports properties. Ticket revenue is recognized at the completion of the applicable event. Point of sale revenues, such as food and beverage, gaming, and merchandising revenues, are recognized when control of the related goods are transferred to the customer.

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

In-person revenue was comprised of the following for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020	2019
Event revenue	$1,470,628	$1,679,759
Sponsorship revenue	445,155	473,405
Food and beverage revenue	232,299	371,866
Ticket and gaming revenue	138,687	172,039
Merchandising revenue	18,049	50,572
Other revenue	104	-
Total in-person revenue	$2,304,922	$2,747,641

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Multiplatform content revenue was comprised of the following for three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020	2019
Distribution revenue	$456,919	434,749
Sponsorship revenue	384,284	367,504
Music royalty revenue	373,739	299,369
Online advertising revenue	1,955	-
Total multiplatform content revenue	$1,216,897	$1,101,622

Interactive revenue

The Company’s interactive revenue is primarily comprised of subscription revenue, licensing, social gaming, and virtual product revenue. Subscription revenue is generated through fixed rate (monthly, quarterly, and annual) subscriptions which offer the opportunity for subscribers to play unlimited poker and access benefits not available to non-subscribers.

The Company recognizes subscription revenue on a straight-line basis and records deferred revenue to the extent the Company receives payments for services that have yet to be provided. Social gaming revenue arises from the sale of online tokens and other online purchases on the Company’s social gaming website and is recognized at the point the product is delivered. Virtual product revenue is generated from the licensing of the Company’s various brands to be used on the customers’ virtual product and social gaming platforms and is recognized over the term of the contractual agreement. The Company generates licensing revenue by licensing the right to use the Company’s brands on products to third parties. Licensing revenue is recognized pursuant to the terms of each individual contract with the customer and is recognized over the term of the contractual agreement. Deferred revenue is recorded to the extent the Company has received a payment for products that have yet to be delivered.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Interactive revenue was comprised of the following for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020	2019
Subscription revenue	$1,286,789	$1,227,623
Virtual product revenue	924,315	923,495
Social gaming revenue	261,924	104,784
Licensing revenue	39,764	125,838
Other revenue	10,442	4,045
Total interactive revenue	$2,523,234	$2,385,785

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended
	March 31,
	2020	2019

Revenues Recognized at a Point in Time:
Event revenue	$1,470,628	1,679,759
Distribution revenue	456,919	434,749
Social gaming revenue	261,924	104,784
Food and beverage revenue	232,299	371,866
Sponsorship revenue	2,502	67,295
Ticket and gaming revenue	138,687	172,039
Merchandising revenue	18,049	50,572
Music royalty revenue	373,739	299,369
Online advertising revenue	1,955	-
Other revenue	10,546	4,045
Total Revenues Recognized at a Point in Time	2,967,248	3,184,478

Revenues Recognized Over a Period of Time:
Subscription revenue	1,286,789	1,227,623
Sponsorship revenue	826,937	773,614
Virtual product revenue	924,315	923,495
Licensing revenue	39,764	125,838
Total Revenues Recognized Over a Period of Time	3,077,805	3,0550,570
Total Revenues	$6,045,053	$6,235,048

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

As of March 31, 2020, there remained $1,690,747 of contract liabilities which were included within deferred revenue on the consolidated balance sheet as of December 31, 2019, and for which performance obligations had not yet been satisfied as of March 31, 2020. The Company expects to satisfy its remaining performance obligations within the next twelve months. During the three months ended March 31, 2020, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. Marketing and advertising expense was $66,300 and $126,393 during the three months ended March 31, 2020 and 2019, respectively.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Euro). Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (1.1026 and 1.1215 for March 31, 2020 and December 31, 2019, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (1.1033 and 1.1357 for the three months ended March 31, 2020 and 2019, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive (loss) income. Losses of $2,202 and $0 arising from exchange rate fluctuations on transactions denominated in a currency other than the reporting currency for the three months ended March 31, 2020 and 2019, respectively, are recognized in operating results in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

Reclassification

Certain prior period balances have been reclassified in order to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

CARES ACT

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, amongst other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Pursuant to ASC 740, the Company recognizes the tax effects of new tax legislation upon enactment. Accordingly, the CARES Act is effective beginning in the quarter ended March 31, 2020. The Company is does not believe that the new tax provisions outlined in the CARES Act will have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance simplifies the accounting for goodwill impairment by eliminating Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. This standard was adopted on January 1, 2020 and did not have a material impact on the Company’s consolidated financial statements or disclosures.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2019. This standard was adopted on January 1, 2020 and did not have a material impact on the Company’s consolidated financial statements or disclosures.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This standard was adopted on January 1, 2020 and did not have a material impact on the Company’s consolidated financial statements or disclosures.

In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date (“ASU 2020-02”) which provides clarifying guidance and minor updates to ASU No. 2016-13 – Financial Instruments – Credit Loss (Topic 326) (“ASU 2016-13”) and related to ASU No. 2016-02 - Leases (Topic 842). ASU 2020-02 amends the effective date of ASU 2016-13, such that ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

Note 4 – Other Assets

The Company’s other assets consist of the following:

	March 31, 2020	December 31, 2019
Investment in ESA	$1,138,631	$1,138,631
Investment in TV Azteca	5,000,000	3,500,000
	$6,138,631	$4,638,631

As of March 31, 2020, the Company owns a 25% non-voting membership interest in Esports Arena, LLC (“ESA”) and ESA’s wholly owned subsidiary. The investment is accounted for as a cost method investment since the Company does not have the ability to exercise significant influence over the operating and financial policies of ESA.

During January 2019, the Company contributed $1,238,631 to ESA, in order to fulfill the remainder of its funding commitment to ESA. The Company recognized an immediate impairment of $600,000 related to this funding.

The Company paid $3,500,000 to TV Azteca, S.A.B. DE C.V., a Grupo Salinas company (“TV Azteca”) in August 2019, and on March 4, 2020 the Company paid an additional $1,500,000 to TV Azteca in connection with a Strategic Investment Agreement with TV Azteca in order to expand the Allied Esports brand into Mexico. See Note 9 – Commitments and Contingencies, Investment Agreements for additional details.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Deferred Production Costs

Deferred production costs consist of the following:

	March 31,	December 31,
	2020	2019
Deferred production costs	$29,053,246	28,290,200
Less: accumulated amortization	(17,544,417)	(17,327,718)
Deferred production costs, net	$11,508,829	$10,962,482

Weighted average remaining amortization
period at March 31, 2020 (in years)	4.14

During the three months ended March 31, 2020 and 2019, production costs of $216,698 and $453,963 respectively, were expensed and are reflected in multiplatform content costs in the condensed consolidated statements of operations and comprehensive loss.

Note 6 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2020	2019
Compensation expense	$1,174,127	$1,348,066
Rent	91,567	124,969
Interactive costs	852,778	319,833
Event costs	102,978	186,173
Legal and professional fees	693,611	154,799
Production costs	-	55,679
Unclaimed player prizes	512,792	342,535
Other accrued expenses	219,427	721,693
Other current liabilities	283,666	369,614
Accrued leasehold improvements	-	269,110
	$3,930,946	$3,892,471

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Convertible Debt and Convertible Debt, Related Party

As of March 31, 2020 and December 31, 2019, the Company’s convertible debt consisted of the following:

	March 31, 2020			December 31, 2019
	Gross Principal Amount	Debt Discount	Convertible Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Convertible Debt, Net of Debt Discount
Convertible debt	$13,000,000	$(94,893)	$12,905,107	$13,000,000	$(154,499)	$12,845,501
Convertible debt, related party	1,000,000	(7,299)	992,701	1,000,000	(11,885)	988,115
Total	14,000,000	(102,192)	13,897,808	14,000,000	(166,384)	13,833,616
Less: non-current portion	2,000,000	(14,599)	1,985,401	—	—	—
Total convertible debt, current portion	$12,000,000	$(87,592)	$11,912,407	$14,000,000	$(166,384)	$13,833,616

Pursuant to an Amendment and Acknowledgement Agreement dated August 5, 2019, the convertible notes (the “Notes”) are secured by the assets of the Company and mature on August 23, 2020 (the “Maturity Date”). The Notes are convertible into shares of AESE common stock at any time at a conversion price of $8.50 per share. Further, the minimum interest to be paid under each Note shall be the greater of (a) 18 months of accrued interest at 12% per annum; or (b) the sum of the actual interest accrued plus 6 months of additional interest at 12% per annum. In the event of default, the Notes shall become immediately due and payable upon the written notice of the holder.

If any holder elects to convert their Note into common stock, they would be entitled to receive additional shares of common stock (“Contingent Consideration Shares”) equal to the product of (i) 3,846,153 shares, multiplied by (ii) that holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after the Closing Date, the last exchange-reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days.

The Company recorded interest expense of $682,940 (including amortization of debt discount of $64,192) and $0 related to the Notes during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $102,192 of unamortized debt discount.

Note 8 – Segment Data

Each of the Company’s business segments offer different, but synergistic products and services, and are managed separately, by different chief operating decision makers.

The Company’s business consists of three reportable segments:

●	Poker, gaming, and entertainment, provided through WPT, including televised gaming and entertainment, land-based poker tournaments, online and mobile poker applications.
●	E-sports, provided through Allied Esports, including multiplayer video game competitions.
●	Corporate.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables present segment information for the three months ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019:

	For the Three Months Ended March 31, 2020				For the Three Months Ended March 31, 2019
	Gaming & Entertainment	E-sports	Corporate(1)	TOTAL	Gaming & Entertainment	E-sports	Corporate(1)	TOTAL
Revenues	$4,987,312	$1,057,741	$-	$6,045,053	$4,817,818	$1,417,230	$-	$6,235,048
Income (Loss) from Operations	$439,993	$(6,427,410)	$(2,106,653)	$(8,094,070)	$(373,611)	$(3,480,541)	$-	$(3,854,152)

	As of March 31, 2020				As of December 31, 2019
	Gaming & Entertainment	E-sports	Corporate(2)	TOTAL	Gaming & Entertainment	E-sports	Corporate(2)	TOTAL
Total Assets	$37,716,634	$20,170,770	$10,824,744	$68,712,148	$39,290,001	$21,702,158	$10,328,915	$71,321,074

1)	Unallocated corporate operating losses result from general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from the Company’s identified segments and are included in General and Administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

2)	Unallocated corporate assets not directly attributable to any one of the business segments.

One customer of the Gaming and Entertainment segment accounted for 15% of that segment’s revenues and accounted for 12% of total Company revenues during the three months ended March 31, 2020. The same customer accounted for 16% of that segment’s revenues and 12% of total Company revenues during the three months ended March 31, 2019.

One customer of the E-sports segment accounted for 37% of that segment’s revenues and 6% of total Company revenues during the three months ended March 31, 2020. The same customer accounted for 25% of that segment’s revenues during the three months ended March 31, 2019.

During the three months ended March 31, 2020 and 2019, 14% and 14%, respectively, of the Gaming and Entertainment revenues, and 11% and 6%, respectively, of the E-sports revenues were from foreign sources.

Note 9 – Commitments and Contingencies

Litigations, Claims, and Assessments

The Company is involved in various disputes, claims, liens, and litigation matters arising out of the normal course of business. While the outcome of these disputes, claims, liens and litigation matters cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On March 23, 2020, an employee of Allied Esports filed a claim in Los Angeles Superior Court alleging various employment misconduct against Allied Esports, the Company and an officer of the Company in connection with a competition being hosted by Allied Esports. The claim alleges damages in excess of $3 million and suggests that the defendants could be subject to punitive damages. The Company has submitted such claim to its insurer and is awaiting confirmation of coverage (subject to coverage limits and retention).

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Operating Leases

The Company’s aggregate rent expense incurred during the three months ended March 31, 2020 amounted to $594,244 of which $96,278 was capitalized into deferred production costs, $312,501 was included within in-person cost of revenues, and $185,465 was included within general administrative expenses on the condensed consolidated statements of operations and comprehensive loss. The Company’s aggregate rent expense incurred during the three months ended March 31, 2019 amounted to $612,414, of which $107,518 was capitalized into deferred production costs, $312,501 was included within in-person cost of revenues, and $192,395 was included within general administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

Investment Agreements

TV Azteca Agreement

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

Currently, the Company has paid $5,000,000 with the rest of the payments due as follows:

●	$1,000,000 payable on March 1, 2021 and
●	$1,000,000 payable on March 1, 2022.

Simon Agreement

In June 2019, the Company entered into an agreement (the “Simon Agreement”) with Simon Equity Development, LLC (“Simon”), a shareholder of the Company, pursuant to which Allied Esports would conduct a series of mobile esports gaming tournaments and events at selected Simon shopping malls and online called the Simon Cup, in each of 2019, 2020 and 2021, and would also develop esports and gaming venues at certain Simon shopping malls in the U.S.

In connection with the Simon Agreement, AESE placed $4,950,000 of cash into an escrow account to be utilized for various strategic initiatives including the build-out of branded esports facilities at Simon malls, and esports event programs. On October 22, 2019, cash in the amount of $1,300,000 was released from escrow in order to fund expenses incurred in connection with the 2019 Simon Cup. As of December 31, 2019, the balance in the escrow account was $3,650,000, which is shown as restricted cash on the accompanying condensed consolidated balance sheet.

The Simon Agreement and the related Escrow Agreement, as amended, permitted Simon to request the return of any funds remaining in escrow if the parties did not agree on the 2020 spending plan by March 8, 2020. On March 18, 2020, as the COVID-19 pandemic accelerated in the United States, Simon notified the escrow agent that the parties had not agreed on a 2020 spending plan and requested the return of the remaining funds in the escrow account. The escrow agent returned the remaining $3,650,000 to Simon on March 26, 2020. During the three months ended March 31, 2020, the Company recorded $3,650,000 of stock-based compensation related to the return of cash held in escrow, which is reflected in stock-based compensation expense on the accompanying condensed consolidated statements of operations and comprehensive loss.

The COVID-19 pandemic has delayed indefinitely the parties’ ability to plan and budget for the 2020 and 2021 esports programming and esports venues. The parties have agreed to extend the due date under the applicable agreements from March 8, 2020 to January 31, 2021, in order to continue to develop and budget for the annual esports program and esports venues in future years once the COVID-19 pandemic has ended.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Brookfield Partnership

On January 14, 2020, the Company issued 758,725 shares of its common stock to an investor (“Brookfield”) in exchange for $5,000,000 (the “Purchase Price”) pursuant to a Share Purchase Agreement with BPR Cumulus LLC (the “Brookfield Agreement”), an affiliate of Brookfield Property Partners. The Purchase Price was placed into escrow and is to be used by the Company or its subsidiaries to develop integrated esports experience venues at mutually agreed upon shopping malls owned and/or operated by Brookfield or any of its affiliates (each, an “Investor Mall”), that will include a dedicated gaming space and production capabilities to attract and to activate esports and other emerging live events (each, an “Esports Venue”). To that end, half of the Purchase Price will be released from escrow to the Company upon the execution of a written lease agreement between Brookfield and the Company for the first Esports Venue, and the other half will be released to the Company upon the execution of a written lease agreement between Brookfield and the Company for the second Esports Venue. Further, pursuant to the Brookfield Agreement, the Company must create, produce, and execute three (3) esports events during each calendar year 2020, 2021 and 2022 that will include the Company’s esports truck at one or more Investor Malls at mutually agreed times. The balance held in escrow as of March 31, 2020 is $5,000,000 and is reflected in restricted cash on the accompanying condensed consolidated balance sheets.

Note 10 – Stockholder’s Equity

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

c)	The Company may not issue, and the Chairman may not purchase any Option Shares if such issuance and purchase would be considered equity compensation under the rules of The Nasdaq Stock Market unless stockholder approval is obtained for such issuance.

Option Shares are subject to a six-month lock-up period whereby they cannot be sold or transferred. The Agreement expires on April 9, 2020. On March 9, 2020, the Company provided notice to the Chairman that they had elected to exercise the Put Option to sell 1,018,848 Option Shares at a purchase price of $1.963 per share for total proceeds of $2,000,000, which was recorded as subscription receivable and common stock subscribed on the accompanying condensed consolidated balance sheet. The shares are not deemed to be issued until the closing of the sale of the Option Shares. On April 7, 2020, the Company extended the closing date for the sale of the Option Shares to no later than May 15, 2020.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Options

A summary of the option activity during the three months ended March 31, 2020 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs.)	Value

Outstanding, January 1, 2020	2,480,000	4.34	9.86	$-
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(120,000)	4.09
Outstanding, March 31, 2020	2,360,000	$4.36	9.61	$-

Exercisable, March 31, 2020	-	$-	-	$-

The Company recorded stock-based compensation expense of $240,399 for the three months ended March 31, 2020 related to stock options issued as compensation. As of March 31, 2020, there was $3,740,379 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the remaining vesting period of 3.61 years.

Restricted Stock

The Company recorded stock-based compensation expense of $113,436 for the three months ended March 31, 2020 related to restricted common stock issued as compensation. As of March 31, 2020, there was $214,412 of unrecognized stock-based compensation expense related to the restricted stock that will be recognized over the remaining vesting period of 0.47 years.

Note 11 – Subsequent Events

Convertible Debt

On April 29, 2020, a Noteholder of a $5,000,000 Note, entered into a Secured Convertible Note Modification and Conversion Agreement (the “Amendment”), pursuant to which the Noteholder converted $2,000,000 of the principal amount of its Note into 1,250,000 shares of the Company’s common stock at a reduced conversion price of $1.60 per share. The remaining $3,000,000 principal amount of the Bridge Note remains convertible at a conversion price of $8.50 per share. Interest on the converted amount will continue to accrue, and all accrued and unpaid interest under the Note (including interest accrued on the converted amount) is due on the maturity date of August 23, 2020. The remaining provisions of the Note are unchanged (see Note 7 – Convertible Debt and Convertible Debt, Related Party). No Contingent Consideration Shares were issued in connection with the conversion since the requirements for issuance were not met.

Amendments to Employment Agreements

On April 24, 2020, the employment agreement between the Company and the Chief Executive Officer of WPT (the “WPT CEO”) was amended such that effective as of May 1, 2020, the WPT CEO salary will be reduced by 10% to approximately $377,000 for a six-month period.

On April 24, 2020, the employment agreement between the Company and its Chief Executive Officer (the “CEO”), pursuant to which the parties agreed that effective May 1, 2020, the CEO’s annual salary will be reduced by 80% to $60,000 for a six-month period.

Payroll Protection Program

During May 2020, Allied Esports received aggregate cash proceeds of $907,129 pursuant to two loans (the “PPP Loans”) provided in connection with the Payroll Protection Program (“PPP”) under the CARES act. The PPP Loans mature on April 15, 2022 and bear interest at a rate of 0.98% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement.

Under the terms of the CARES Act, the Company is eligible to apply for and receive forgiveness for all or a portion of PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company intends to use the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of Allied Esports Entertainment Inc. (the “Company”) as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2019 and for the year then ended, which are included in the amended Form 10-K/A (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 17, 2020. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know.

Background

Allied Esports Entertainment Inc., (“AESE”) and formerly known as Black Ridge Acquisition Corp, or “BRAC”) was incorporated in Delaware on May 9, 2017. Allied Esports Media, Inc. (“AEM”), a Delaware Corporation, was formed in November 2018 to act as a holding company for Allied Esports International Inc. (“Allied Esports”) and Noble Link Global Limited (“Noble Link”). Allied Esports, together with its subsidiaries, owns and operates the esports-related businesses of AESE. Noble Link and its wholly owned subsidiaries Peerless Media Limited, Club Services, Inc. and WPT Enterprises, Inc. operate the poker-related business of AESE and are collectively referred to herein as “World Poker Tour” or “WPT”. On August 9, 2019, a subsidiary of AESE merged with AEM, with AEM being the surviving entity (the “Merger”).

The Company

Allied Esports Entertainment, Inc. operates a premier public esports and entertainment company, consisting of the Allied Esports and World Poker Tour businesses. For the past 16 years of its 18-year history, WPT’s business model has successfully utilized the following three pillars in the sport of poker, which the Company believes can be utilized by Allied Esports:

●	in-person experiences;
●	developing multiplatform content; and
●	providing interactive services.

The Company plans to continue operating the WPT business and to utilize its business model to execute on its growth strategy in the multibillion-dollar esports industry. Allied Esports will do this by collaborating with its strategic investors, including certain affiliates of Simon Property Group, Inc. (collectively, “Simon”), a global leader in the ownership of premier shopping, dining, entertainment, and mixed-use destinations, BPR Cumulus, LLC (“Brookfield”) a world premier real estate company, and TV Azteca, a premier television network in Mexico, to deliver best-in-class live events, content and online products.

Recent Developments

COVID-19 Pandemic. The recent outbreak of the COVID-19 respiratory illness first identified in Wuhan, Hubei Province, China has had an adverse effect on the Company. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, such outbreak has caused people to avoid traveling to and attending our events. Recently live events to be hosted by both of our Allied Esports and WPT businesses have been cancelled or postponed. Our businesses are now operating online only. At this time, we cannot determine the extent that such outbreak may have on our operations.

Simon Partnership. The Company previously entered into a Share Purchase Agreement and an Escrow Agreement (the “Purchase Agreements”) and related services agreements with Simon Equity Development, LLC and its affiliates (collectively, “Simon”), which set forth the terms of a strategic investment by Simon to develop an annual esports program in collaboration with the Company. Pursuant to the Purchase Agreements, $5,000,000 was previously held in an escrow account to be used for development of such activities. The COVID-19 pandemic has delayed indefinitely the parties’ ability to plan and budget for the 2020 and 2021 esports programming and esports venues. On March 26, 2020, the remaining balance in the escrow account, $3,650,000, was transferred to Simon. The parties have agreed to extend the due date from March 8, 2020 to January 31, 2021 under the applicable agreements to continue to develop and budget for the annual esports program and esports venues in future years once the COVID-19 pandemic has ended.

Litigation. On March 23, 2020, an employee of Allied Esports filed a claim in Los Angeles Superior Court alleging various employment misconduct against Allied Esports, the Company and an officer of the Company in connection with a competition being hosted by Allied Esports. The claim alleges damages in excess of $3 million and suggests that the defendants could be subject to punitive damages. We have submitted such claim to our insurer and are awaiting confirmation of coverage (subject to coverage limits and retention).

Convertible Debt. On April 29, 2020, a Noteholder of a $5,000,000 Secured Convertible Note entered into a Secured Convertible Note Modification and Conversion Agreement pursuant to which the Noteholder converted $2,000,000 of the principal amount of its Note into 1,250,000 shares of the Company’s common stock at a reduced conversion price of $1.60 per share. The remaining principal amount of $3,000,000 remains convertible at a conversion price of $8.50 per share and all other provisions of the Note are unchanged.

CARES Act. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which contains tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program ("PPP"), a program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to provide support to participating businesses and increase the ability of these businesses to retain workers.  During May 2020, Allied Esports received aggregate cash proceeds of $907,129 pursuant to two loans provided in connection with the PPP (the “PPP Loans”). The PPP Loans mature on April 15, 2022 and bear interest at a rate of 0.98% per annum. Use of PPP Loan proceeds are limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. Allied Esports intends to apply for forgiveness of a portion of the PPP Loan in accordance with the terms of the CARES Act to the extent applicable.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2020 and 2019

	For the			Percentage of Revenue
	Three Months Ended			Three Months Ended
	March 31,		Increase	March 31,
in thousands, except for percentage of revenue data	2020	2019	(Decrease)	2020	2019

Revenues:
In-person	$2,305	$2,747	$(442)	38%	44%
Multiplatform content	1,217	1,102	115	20%	18%
Interactive	2,523	2,386	137	42%	38%
Total Revenues	6,045	6,235	(190)	100%	100%
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	987	1,172	(185)	16%	19%
Multiplatform content (exclusive of depreciation and amortization)	461	581	(120)	8%	9%
Interactive (exclusive of depreciation and amortization)	993	892	101	16%	14%
Online operating expenses	325	189	136	5%	3%
Selling and marketing expenses	633	651	(18)	10%	10%
General and administrative expenses	4,912	4,318	594	81%	69%
Stock-based compensation	4,004	-	4,004	66%	0%
Depreciation and amortization	1,824	1,686	138	30%	27%
Impairment of investment in ESA	-	600	(600)	0%	10%
Total Costs and Expenses	14,139	10,089	4,050	234%	162%
Loss From Operations	(8,094)	(3,854)	4,240	(134%)	(62%)
Other (Expense) Income:
Other income	1	-	1	0%	0%
Interest expense	(683)	-	683	(11%)	0%
Total Other Expenses	(682)	-	682	(11%)	0%
Net Loss	$(8,776)	$(3,854)	$4,922	(145%)	(62%)

Revenues

In-person revenues decreased by approximately $442 thousand, or 16%, to approximately $2.3 million for the three months ended March 31, 2020 from approximately $2.7 million for the three months ended March 31, 2019. The decrease in in-person revenues is primarily due to a decrease in revenue generated from in-person events, which consists of ticket, merchandising, food, and beverage revenue and sponsorship revenue, due to government mandated closures of our facilities, postponed events, and social distancing measures resulting from the COVID-19 pandemic.

Multiplatform content revenues increased by approximately $115 thousand, or 10%, to approximately $1.2 million for the three months ended March 31, 2020 from approximately $1.1 million for the three months ended March 31, 2019, primarily related to increased revenues from television and streaming as a result of mandatory quarantine and stay-at-home measures imposed as a result of the COVID-19 pandemic.

Interactive revenues increased by approximately $137 thousand, or 6%, to approximately $2.5 million for the three months ended March 31, 2020 from approximately $2.4 million for the three months ended March 31, 2019. The increase in interactive revenues all relates to the WPT business and is primarily attributable to the increase in social gaming revenue due to the mandatory quarantine and stay-at-home measures imposed as a result of the COVID-19 pandemic.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $185 thousand, or 16%, to approximately $1.0 million for the three months ended March 31, 2020 from approximately $1.2 million for the three months ended March 31, 2019. The decrease in in-person costs is primarily related to the decrease in in-person revenues as a result of the postponement or cancellation of events due to the COVID-19 pandemic.

Multiplatform content costs (exclusive of depreciation and amortization) decreased by approximately $120 thousand, or 21%, to approximately $0.5 million for the three months ended March 31, 2020 from approximately $0.6 million for the three months ended March 31, 2019, primarily due to a decrease in production costs related to certain television content which aired in 2019.

Interactive costs (exclusive of depreciation and amortization) increased by approximately $101 thousand, or 11%, to approximately $1.0 million for the three months ended March 31, 2020 from approximately $0.9 million for the three months ended March 31, 2019, primarily as a result of increased interactive revenues during the period.

Online operating expenses increased by approximately $136 thousand, or 72%, to approximately $0.3 million for the three months ended March 31, 2020 from approximately $0.2 million for the three months ended March 31, 2019.

Selling and marketing expenses decreased by approximately $18 thousand, or 3%, to approximately $0.6 million for the three months ended March 31, 2020 from approximately $0.7 million for the three months ended March 31, 2019.

General and administrative expenses increased by approximately $594 thousand, or 14%, to approximately $4.9 million for the three months ended March 31, 2020 from approximately $4.3 million for the three months ended March 31, 2019. The increase in general and administrative costs primarily resulting from increases in accounting, legal, and consulting fees incurred in connection with being a public company and preparing filings as compared to the previous period.

Stock based compensation was $4.0 million for the three months ended March 31, 2020, compared to $0 for the three months ended March 31, 2019. Of the $4.0 million of stock based compensation recognized during the three months ended March 31, 2020, $0.3 million was related to the amortization of equity awards, and $3.7 million was recognized upon the return of cash held in escrow in connection with an escrow agreement (the “Simon Agreement”) with Simon.

Depreciation and amortization increased by approximately $138 thousand, or 8%, to approximately $1.8 million for the three months ended March 31, 2020, from approximately $1.7 million for the three months ended March 31, 2019.

Impairment expense of $600 thousand during the three months ended March 31, 2019, related to the Company’s additional investment in Esports Arena LLC (“ESA”), in order to fulfill the remainder of its funding commitment. There was no impairment recorded for the three months ended March 31, 2020.

Interest expense

Interest expense was approximately $683 thousand for the three months ended March 31, 2020 while there was no interest expense for the three months ended March 31, 2019. Interest expense recognized during the three months ended March 31, 2020 was incurred in connection with $14.0 million of convertible debt, $10.0 million of which was assumed in the Merger on August 9, 2019 and $4.0 million of which was issued in May 2019.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital deficit at March 31, 2020 and December 31, 2019, respectively:

(in thousands)	March 31, 2020	December 31, 2019
Current Assets	$12,501	$15,580
Current Liabilities	$22,569	$24,627
Working Capital Deficit	$(10,068)	$(9,047)

The Company’s primary sources of liquidity and capital resources are cash on the balance sheet and funds raised through debt or equity financing.

As of March 31, 2020, we had cash and a working capital deficit of approximately $4.4 million (not including approximately $5.0 million of restricted cash) and $10.1 million, respectively. Current liabilities include $12.0 million principal amount of convertible notes which mature on August 23, 2020. For the three months ended March 31, 2020 and 2019, we incurred net losses of approximately $8.8 million and $3.9 million, respectively, and used cash in operations of approximately $3.1 million and $2.9 million, respectively. The aforementioned factors raise substantial doubt about our ability to continue as a going concern within one year after the issuance date of our condensed consolidated financial statements.

The Company’s continuation is dependent upon attaining and maintaining profitable operations and the ability to generate positive cash flow from the various revenue sources it is pursuing. Until that time, we will need to raise additional capital to fund the operation at adequate levels to achieve our objectives. There can be no assurance that we will be able to close on sufficient financing to meet our needs. Prior to the Merger, in addition to our revenues, our operations relied heavily on investment from Ourgame by means of operational support and through the issuance of debt.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, such outbreak has caused people to avoid traveling to and attending our events. Recently, live events which were to have been hosted by both of our Allied Esports and WPT businesses have been cancelled or postponed, and our businesses are now operating online only. We are continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and the related impact on our operations, financial position and cash flows, as well as the impact on our employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on our operations and liquidity, at the time of issuance, the impact cannot be determined.

Convertible Debt

The Company has convertible debt in the aggregate gross principal amount of $14,000,000 as of March 31, 2020, which is secured by the assets of the Company and matures on August 23, 2020. The minimum interest to be paid in connection with the convertible debt shall be the greater of (a) 18 months of accrued interest at 12% per annum; or (b) the sum of the actual interest accrued plus 6 months of additional interest at 12% per annum. In the event of default, the convertible debt is immediately due and payable upon written notice by the holder.

Payroll Protection Program Loans

During May 2020, Allied Esports received aggregate cash proceeds of $907,129 pursuant to two loans provided in connection with the Cares Act Payroll Protection Program, which mature on April 15, 2022 and bear interest at a rate of 0.98% per annum. Use of PPP Loan proceeds are limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. Allied Esports intends to apply for forgiveness of a portion of the PPP Loan in accordance with the terms of the CARES Act to the extent applicable.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by (used in)
Operating activities	$(3,098)	$(2,865)
Investing activities	$(4,640)	$(1,760)
Financing activities	$5,000	$(137)

Net Cash Used in Operating Activities

Net cash used in operating activities primarily represents the results of operations exclusive of non-cash expenses (including depreciation, amortization, deferred rent, and stock-based compensation) and the impact of changes in operating assets and liabilities.

Net cash used in operating activities for the three months ended March 31, 2020 and 2019 was approximately $3.1 million and $2.9 million, representing an increase of $0.2 million. During the three months ended March 31, 2020 and 2019, the net cash used in operating activities was primarily attributable to the net loss of approximately $8.8 million and $3.9 million, respectively, adjusted for approximately $6.0 million and $2.2 million, respectively, of net non-cash expenses, and approximately $0.3 million and $1.2 million, respectively, of cash used by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities primarily relates to the purchase of property and equipment and other investment activity, partially offset by lease incentive reimbursements received.

Net cash used in investing activities for the three months ended March 31, 2020 was approximately $4.6 million as compared to net cash used in investing activities of approximately $1.8 million for the three months ended March 31, 2019, a difference of approximately $2.8 million. During the three months ended March 31, 2020, the Company returned $3.7 million of cash held in escrow in connection with the Simon Agreement, invested $1.5 million with TV Azteca as part of their Strategic Investment Agreement, purchased $0.2 million of property and equipment and intangible assets, and received $0.8 million in lease incentive reimbursements. During the three months ended March 31, 2019, the Company invested $1.2 million in ESA and purchased $0.5 million of property and equipment and intangible assets.

Net Cash Provided By (Used in) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was approximately $5.0 million, which represents cash received from the sale of common stock. Net cash used in financing activities for the three months ended March 31, 2019 consisted of $0.1 million of cash advances repaid to Ourgame.

Capital Expenditures

The Company will require additional investment to facilitate its growth plans. As a result, we plan to pivot our business goals to focus on expanding and strengthening our strategic partnerships and developing other potential avenues of business, which we are in the process of finalizing. We will provide further updates in future filings as we update our business plans.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing activities, nor does the Company have any interest in entities referred to as variable interest entities.

Critical Accounting Policies and Estimates

Refer to our amended Annual Report on Form 10-K/A for the year ended December 31, 2019, filed with the SEC on March 17, 2020, for a discussion of our critical accounting policies and use of estimates, as well as Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of changes in significant accounting policies.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance simplifies the accounting for goodwill impairment by eliminating Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. We adopted this standard on January 1, 2020 and it did not have a material impact on our consolidated financial statements or disclosures.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2019. This standard was adopted on January 1, 2020 and it did not have a material impact on our consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This standard was adopted on January 1, 2020 and did not have a material impact on our consolidated financial statements or disclosures.

In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date (“ASU 2020-02”) which provides clarifying guidance and minor updates to ASU No. 2016-13 – Financial Instruments – Credit Loss (Topic 326) (“ASU 2016-13”) and related to ASU No. 2016-02 - Leases (Topic 842). ASU 2020-02 amends the effective date of ASU 2016-13, such that ASU 2016-13 and its amendments will be effective for us for interim and annual periods in fiscal years beginning after December 15, 2022. We do not expect the adoption of ASU 2016-13 to have material impact on our consolidated financial statements or disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Despite not conducting a formal assessment regarding internal control over financial reporting, management identified the following material weaknesses as of December 31, 2019, which persist as of March 31, 2020:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide information required by this Item. However, our current risk factors are set forth in our amended Annual Report on Form 10-K/A for the year ended December 31, 2019, filed with the SEC on March 17, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
99.1*	Press Release dated May 11, 2020*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED ESPORTS ENTERTAINMENT, INC.

Dated: May 11, 2020	By:	/s/ Frank Ng
Frank Ng, Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2020	By:	/s/ Anthony Hung
Anthony Hung, Chief Financial Officer (Principal Financial Officer)