Form 10-Q
period 2020-06-30
Allied Esports Entertainment, Inc.
filed 2020-08-10
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 9, 2020, 29,182,871 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLIED ESPORTS ENTERTAINMENT, INC

i

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current Assets
Cash	$9,222,524	$8,440,573
Restricted cash	5,000,000	3,650,000
Accounts receivable	1,424,854	2,121,326
Prepaid expenses and other current assets	685,400	1,367,795
Total Current Assets	16,332,778	15,579,694
Property and equipment, net	18,660,396	20,554,307
Goodwill	4,083,621	4,083,621
Intangible assets, net	13,573,066	14,789,876
Deposits	704,500	712,463
Deferred production costs	11,553,264	10,962,482
Other assets	5,000,000	4,638,631
Total Assets	$69,907,625	$71,321,074
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$626,264	$956,871
Accrued expenses and other current liabilities	5,756,230	3,892,471
Accrued interest	1,913,557	2,088,994
Deferred revenue	3,647,748	3,855,459
Convertible debt, net of discount, current portion	5,220,887	12,845,501
Convertible debt, related party, net of discount, current portion	-	988,115
Loans payable, current portion	661,902	-
Total Current Liabilities	17,826,588	24,627,411
Deferred rent	3,757,069	2,472,837
Bridge note payable	1,421,096	-
Convertible debt, net of discount, non-current portion	997,307	-
Convertible debt, related party, net of discount, non-current portion	997,307	-
Loans payable, non-current portion	930,527	-
Total Liabilities	25,929,894	27,100,248
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized, 28,346,576 and 23,176,146 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2,834	2,317
Additional paid in capital	180,714,312	161,300,916
Accumulated deficit	(136,875,782)	(117,218,584)
Accumulated other comprehensive income	136,367	136,177
Total Stockholders’ Equity	43,977,731	44,220,826
Total Liabilities and Stockholders’ Equity	$69,907,625	$71,321,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
In-person	$699,327	$3,219,424	$3,004,249	$5,967,065
Multiplatform content	705,251	1,740,704	1,922,148	2,842,326
Interactive	3,177,709	2,378,218	5,700,943	4,764,003
Total Revenues	4,582,287	7,338,346	10,627,340	13,573,394
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	507,112	854,314	1,494,555	2,026,061
Multiplatform content (exclusive of depreciation and amortization)	563,833	1,540,568	1,025,207	2,121,121
Interactive (exclusive of depreciation and amortization)	740,600	514,967	1,733,100	1,406,534
Online operating expenses	339,210	151,354	664,163	340,685
Selling and marketing expenses	292,485	1,035,887	925,215	1,687,215
General and administrative expenses	3,674,880	4,253,990	8,586,703	8,572,482
Stock-based compensation	331,638	-	4,335,473	-
Depreciation and amortization	1,767,832	1,731,662	3,592,297	3,417,844
Impairment of investment in ESA	1,138,631	-	1,138,631	600,000
Total Costs and Expenses	9,356,221	10,082,742	23,495,344	20,171,942
Loss From Operations	(4,773,934)	(2,744,396)	(12,868,004)	(6,598,548)
Other Income (Expense):
Other income	3,642	-	4,183	-
Conversion inducement expense	(5,247,531)	-	(5,247,531)	-
Interest expense	(862,906)	(66,890)	(1,545,846)	(66,890)
Total Other Expense	(6,106,795)	(66,890)	(6,789,194)	(66,890)
Net Loss	(10,880,729)	(2,811,286)	(19,657,198)	(6,665,438)
Other comprehensive income:
Foreign currency translation adjustments	190	10,799	190	7,717
Total Comprehensive Loss	$(10,880,539)	$(2,800,487)	$(19,657,008)	$(6,657,721)

Basic and Diluted Net Loss per Common Share	$(0.42)	$(0.24)	$(0.79)	$(0.57)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	26,206,173	11,602,754	25,012,157	11,602,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020

(unaudited)

	Common Stock		Common Stock Subscribed		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance - January 1, 2020	23,176,146	$2,317	-	$-	$161,300,916	$-	$136,177	$(117,218,584)	$44,220,826
Common stock issued for cash	758,725	76	-	-	4,999,924	-	-	-	5,000,000
Stock-based compensation:
Stock options	-	-	-	-	240,399	-	-	-	240,399
Restricted stock	-	-	-	-	113,436	-	-	-	113,436
Subscription of common stock in connection with exercise of put option			1,018,848	102	1,999,898	(2,000,000)	-	-	-
Net loss	-	-	-	-	-	-	-	(8,776,469)	(8,776,469)
Balance - March 31, 2020	23,934,871	2,393	1,018,848	102	168,654,573	(2,000,000)	136,177	(125,995,053)	40,798,192
Cash received for subscription	1,018,848	102	(1,018,848)	(102)	-	2,000,000	-	-	2,000,000
Shares issued upon conversion of debt	3,392,857	339	-	-	9,998,506	-	-	-	9,998,845
Beneficial conversion feature associated with convertible debt	-	-	-	-	523,636	-	-	-	523,636
Warrants issued with convertible debt	-	-	-	-	1,205,959	-	-	-	1,205,959
Stock-based compensation:									-
Stock options	-	-	-	-	213,763	-	-	-	213,763
Restricted stock	-	-	-	-	117,875	-	-	-	117,875
Net loss	-	-	-	-	-	-	-	(10,880,729)	(10,880,729)
Other comprehensive income	-	-	-	-	-	-	190	-	190
Balance - June 30, 2020	28,346,576	$2,834	-	$-	$180,714,312	$-	$136,367	$(136,875,782)	$43,977,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Stockholders’ Equity, continued

For the Three and Six Months Ended June 30, 2019

(unaudited)

	Common Stock		Common Stock Subscribed		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity

Balance - January 1, 2019	11,602,754	$1,160	-	$-	$124,361,130	$-	$138,861	$(100,479,855)	$24,021,296
Net loss	-	-	-	-	-	-	-	(3,854,152)	(3,854,152)
Other comprehensive loss	-	-	-	-	-	-	(3,082)	-	(3,082)
Balance - March 31, 2019	11,602,754	$1,160	-	-	124,361,130	-	135,779	(104,334,007)	20,164,062
Net loss	-	-	-	-	-	-	-	(2,811,286)	(2,811,286)
Other comprehensive income	-	-	-	-	-	-	10,799	-	10,799
Balance - June 30, 2019	11,602,754	$1,160	-	$-	$124,361,130	$-	$146,578	$(107,145,293)	$17,363,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(19,657,198)	$(6,665,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,335,473	-
Conversion inducement expense	5,247,531	-
Amortization of debt discount	414,441	-
Depreciation and amortization	3,592,297	3,417,844
Impairment of investment in ESA	1,138,631	600,000
Deferred rent	278,901	68,073
Changes in operating assets and liabilities:
Accounts receivable	695,167	(1,379,412)
Deposits	7,963	-
Deferred production costs	(590,782)	(1,676,680)
Prepaid expenses and other current assets	683,601	(142,571)
Accounts payable	(331,118)	152,272
Accrued expenses and other current liabilities	1,732,014	745,197
Accrued interest	(423,301)	-
Deferred revenue	(207,712)	(84,535)
Total Adjustments	16,573,106	1,700,188
Net Cash Used In Operating Activities	(3,084,092)	(4,965,250)

Cash Flows From Investing Activities
Return of Simon Investment	(3,650,000)	-
Investment in TV Azteca	(1,500,000)	-
Lease incentive reimbursements	1,021,603	-
Purchases of property and equipment	(448,678)	(900,054)
Investment in ESA	-	(1,238,631)
Purchases of intangible assets	(33,145)	(80,671)
Net Cash Used In Investing Activities	(4,610,220)	(2,219,356)

Cash Flows From Financing Activities
Proceeds from loans payable	1,592,429	-
Proceeds from convertible debt, related party	-	1,000,000
Proceeds from convertible debt	9,000,000	3,000,000
Issuance costs paid in connection with convertible debt	(766,961)	-
Repayments of convertible debt	(7,000,000)	-
Repayments to Former Parent	-	(316,502)
Proceeds from sale of common stock	7,000,000	-
Net Cash Provided By Financing Activities	9,825,468	3,683,498

Effect of Exchange Rate Changes on Cash	795	(751)

Net Increase (Decrease) In Cash And Restricted Cash	2,131,951	(3,501,859)
Cash and restricted cash - Beginning of period	12,090,573	10,471,296
Cash and restricted cash - End of period	14,222,524	$6,969,437
Cash and restricted cash consisted of the following:
Cash	$9,222,524	$6,969,437
Restricted cash	5,000,000	-
	$14,222,524	$6,969,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Cash Flows, continued

(unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$1,670,431	$-

Non-Cash Investing and Financing Activities:
Original issue discount on convertible debt	$600,000	$-
Beneficial conversion feature associated with convertible debt	$523,636	$-
Warrants issued with convertible debt	$1,205,959	$-
Guaranteed interest on convertible debt recorded as debt discount	$1,536,000	$-
Shares issued upon conversion of debt	$5,000,000	$-
Interest payable on Bridge Note converted to principal	$1,421,096	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

Note 1 – Background

Allied Esports Entertainment Inc. (“AESE” and formerly known as Black Ridge Acquisition Corp, or “BRAC”) was incorporated in Delaware on May 9, 2017 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”).

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

On December 19, 2018, BRAC, Noble Link and AEM executed an Agreement and Plan of Reorganization (as amended from time to time, the “Merger Agreement”). On August 9, 2019 (the “Closing Date”), Noble Link was merged with and into AEM, with AEM being the surviving entity, which was accounted for as a common control merger (the “AEM Merger”). Further, on August 9, 2019, a subsidiary of AESE merged with AEM pursuant to the Merger Agreement with AEM being the surviving entity (the “Merger”). The Merger was accounted for as a reverse recapitalization, and AEM is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the historical operations that are reflected in these condensed consolidated financial statements prior to the Merger are those of Allied Esports and WPT. The preferred stock, common stock, additional paid in capital and earnings per share amounts in these condensed consolidated financial statements for the period prior to the Merger have been restated to reflect the recapitalization in accordance with the shares issued to the Former Parent as a result of the Merger. References herein to the “Company” are to the combination of AEM and WPT during the period prior to the AEM Merger and are to AESE and its subsidiaries after the Merger.

Allied Esports operates directly and through its wholly-owned subsidiaries Esports Arena Las Vegas, LLC (“ESALV”) and Allied Esports Gaming GmbH. Allied Esports operates global competitive esports properties designed to connect players and fans via a network of connected arenas. ESALV operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. Allied Esports GmbH operates a mobile esports truck that serves as both a battleground and content generation hub and also operates a studio for recording and streaming gaming events.

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

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

Note 2 – Going Concern and Management’s Plans

As of June 30, 2020, the Company had cash of approximately $9.2 million (excluding approximately $5.0 million of restricted cash) and a working capital deficit of approximately $1.5 million. For the six months ended June 30, 2020 and 2019, the Company incurred net losses of approximately $19.7 million and $6.7 million, respectively, and used cash in operations of approximately $3.1 million and $5.0 million, respectively. As of June 30, 2020, the Company had convertible debt in the gross principal amount of $2 million which matures on February 23, 2022, and convertible debt in the gross principal amount of $9.6 million which is payable in 24 monthly installments beginning on August 7, 2020, and for which certain payments can be accelerated at the option of the lender. As of June 30, 2020, the Company also has a Bridge Note outstanding in the amount of approximately $1.4 million which matures on February 23, 2022. (see Note 7 – Convertible Debt and Convertible Debt, Related Party and Note 8 – Bridge Note Payable for details).

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, such outbreak has caused people to avoid traveling to and attending these events. Allied Esports and WPT businesses have cancelled or postponed live events, and until Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada reopened on June 25, 2020 these businesses were operating online only. The arena is currently running under a modified schedule and limited capacity (up to 65% capacity depending on the event) for daily play and weekly tournaments, and the WPT business continues to operate online only The Company is continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on the Company’s operations, financial position and cash flows, as well as the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the extent of the impact cannot be determined.

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

The Company’s continuation is dependent upon attaining and maintaining profitable operations and, until that time, raising additional capital as needed, but there can be no assurance that it will be able to close on sufficient financing. The Company’s ability to generate positive cash flow from operations is dependent upon generating sufficient revenues. To date, the Company’s operations have been funded by the Former Parent, as well as through the issuance of convertible debt, and with cash acquired in the Merger. The Company cannot provide any assurances that it will be able to secure additional funding, either from equity offerings or debt financings, on terms acceptable to the Company, if at all. If the Company is unable to obtain the requisite amount of financing needed to fund its planned operations, including the repayment of convertible debt, it would have a material adverse effect on its business and ability to continue as a going concern, and it may have to explore the sale of, or curtail or even cease, certain operations.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

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

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of AESE, WPT and Allied Esports and should be read in conjunction with the accompanying notes thereto.

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

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of June 30,
	2020		2019
Options	2,280,000		-
Warrants	20,091,549		3,800,000
Convertible debt	3,609,839	(1)	-
Unit purchase options	600,000		600,000
Contingent consideration shares	269,231		-
	26,850,619		4,400,000

(1)	Common stock equivalents associated with convertible debt were calculated based on the fixed conversion price in effect for voluntary holder conversions; however for certain convertible notes there is a variable conversion price in effect under certain scenarios that is equal to 87% of lowest daily volume weighted average price over the prior ten days, subject to a $0.734 floor price. If the applicable convertible note principal and guaranteed interest were all converted at the floor price, the potentially dilutive shares related to convertible debt would be 15,406,956 shares.

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

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

In-person revenue was comprised of the following for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Event revenue	$141,490	$2,490,372	$1,612,118	$4,170,131
Sponsorship revenue	544,935	206,410	990,090	679,815
Food and beverage revenue	-	314,039	232,299	685,905
Ticket and gaming revenue	12,564	164,733	151,251	336,772
Merchandising revenue	338	43,751	18,387	94,323
Other revenue	-	119	104	119
Total in-person revenue	$699,327	$3,219,424	$3,004,249	$5,967,065

Multiplatform content revenue

The Company’s multiplatform content revenue is comprised of distribution revenue, sponsorship revenue, music royalty revenue, online advertising revenue and content revenue. Distribution revenue is generated primarily through the distribution of content from World Poker Tour’s library. World Poker Tour provides video content to global television networks, who then have the right to air the content and place advertisements on the content during the related license period. Revenue from the distribution of video content to television networks is received pursuant to the contract payment terms and is recognized at the point in time that advertisements are aired on the WPT content. Occasionally, WPT will bundle third-party content with its own content in a distribution arrangement and will share the revenue with the third party; however, the revenues related to third party content are de minimis. The Company recognizes distribution revenue pursuant to the terms of each individual contract with the customer and records deferred revenue to the extent the Company has received a payment for services that have yet to be performed or products that have yet to be delivered.

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

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

Multiplatform content revenue was comprised of the following for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Distribution revenue	$402,974	$351,614	$859,893	$786,820
Sponsorship revenue	399,386	673,422	783,670	1,040,926
Music royalty revenue	(99,151)	714,130	274,588	1,013,499
Online advertising revenue	2,042	1,538	3,997	1,081
Total multiplatform revenue	$705,251	$1,740,704	$1,922,148	$2,842,326

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

Interactive revenue was comprised of the following for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Subscription revenue	$1,800,940	$1,204,782	$3,087,729	$2,432,405
Virtual product revenue	980,752	924,863	1,905,067	1,848,358
Social gaming revenue	370,047	139,964	631,971	244,748
Licensing revenue	17,509	55,771	57,273	181,609
Other revenue	8,461	52,838	18,903	56,883
Total interactive revenue	$3,177,709	$2,378,218	$5,700,943	$4,764,003

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues Recognized at a Point in Time:
Event revenue	$141,490	$2,490,372	$1,612,118	$4,170,131
Distribution revenue	402,974	351,614	859,893	786,820
Social gaming revenue	370,047	139,964	631,971	244,748
Food and beverage revenue	-	314,039	232,299	685,905
Sponsorship revenue	47,962	285,466	45,460	67,295
Ticket and gaming revenue	12,564	164,733	151,251	336,772
Merchandising revenue	338	43,751	18,387	94,323
Music royalty revenue	(99,151)	714,130	274,588	1,013,499
Online advertising revenue	2,042	1,538	3,997	1,081
Other revenue	8,461	52,957	19,007	57,002
Total Revenues Recognized at a Point in Time	886,727	4,558,564	3,848,971	7,457,576

Revenues Recognized Over a Period of Time:
Subscription revenue	1,800,940	1,204,782	3,087,729	2,432,405
Virtual product revenue	980,752	924,863	1,905,067	1,848,358
Sponsorship revenue	896,359	594,366	1,728,300	1,653,446
Licensing revenue	17,509	55,771	57,273	181,609
Total Revenues Recognized Over a Period of Time	3,695,560	2,779,782	6,778,369	6,115,818
Total Revenues	$4,582,287	$7,338,346	$10,627,340	$13,573,394

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

As of June 30, 2020, there remained approximately $0.7 million of contract liabilities which were included within deferred revenue on the consolidated balance sheet as of December 31, 2019, and for which performance obligations had not yet been satisfied as of June 30, 2020. The Company expects to satisfy its remaining performance obligations within the next twelve months. During the six months ended June 30, 2020, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. Marketing and advertising expense was $49,461 and $115,760 during the three and six months ended June 30, 2020 and $59,168 and $185,561 during the three and six months ended June 30, 2019, respectively.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Euro). Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period. Resulting translation adjustments are made directly to accumulated other comprehensive (loss) income. Gains (losses) arising from exchange rate fluctuations on transactions denominated in a currency other than the reporting currency were $1,625 and $1,256 during the three and six months ended June 30, 2020, respectively, and $3,698 and $(88) during the three and six months ended June 30, 2019, respectively, and are recognized in operating results in the consolidated statements of operations. The Euro to United States Dollar exchange rate was 1.1228 and 1.1215 at June 30, 2020 and December 31, 2019, respectively. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

Reclassifications

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

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

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

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

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

Note 4 – Other Assets

The Company’s other assets consist of the following:

	June 30, 2020	December 31, 2019

Investment in ESA	$-	$1,138,631
Investment in TV Azteca	5,000,000	3,500,000
	$5,000,000	$4,638,631

As of June 30, 2020, the Company owns a 25% non-voting membership interest in Esports Arena, LLC (“ESA”) and ESA’s wholly owned subsidiary. The investment is accounted for as a cost method investment since the Company does not have the ability to exercise significant influence over the operating and financial policies of ESA.

During January 2019, the Company contributed $1,238,631 to ESA, in order to fulfill the remainder of its funding commitment to ESA. The Company recognized an immediate impairment of $600,000 related to this funding. During June 2020, the Company recorded an additional impairment charge in the amount of $1,138,631, related to its investment in ESA.

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

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

Note 5 – Deferred Production Costs

Deferred production costs consist of the following:

	June 30,	December 31,
	2020	2019
Deferred production costs	$29,613,822	28,290,200
Less: accumulated amortization	(18,060,558)	(17,327,718)
Deferred production costs, net	$11,553,264	$10,962,482

Weighted average remaining amortization period at June 30, 2020 (in years)	4.03

Production costs of $516,141 and $732,840 for the three and six months ended June 30, 2020 and $1,166,402 and $1,620,365 for the three and six months ended June 30, 2019, respectively, were expensed and are reflected in multiplatform content costs in the condensed consolidated statements of operations and comprehensive loss.

Note 6 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2020	2019
Compensation expense	$1,109,119	$1,348,066
Payroll tax obligations	1,540,210	-
Rent	502,020	124,969
Interactive costs	896,233	319,833
Event costs	85,912	186,173
Legal and professional fees	414,980	154,799
Production costs	29,942	55,679
Unclaimed player prizes	411,749	342,535
Other accrued expenses	753,766	721,693
Other current liabilities	12,299	369,614
Accrued leasehold improvements	-	269,110
	$5,756,230	$3,892,471

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

Note 7 – Convertible Debt and Convertible Debt, Related Party

As of June 30, 2020 and December 31, 2019, the Company’s convertible debt consisted of the following:

	June 30, 2020			December 31, 2019
	Gross Principal Amount	Debt Discount	Convertible Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Convertible Debt, Net of Debt Discount
Convertible bridge notes	$1,000,000	$(2,693)	$997,307	$13,000,000	$(154,499)	$12,845,501
Convertible bridge notes, related party	1,000,000	(2,693)	997,307	1,000,000	(11,885)	988,115
Senior secured convertible notes	9,600,000	(4,379,113)	5,220,887	-	-	-
Total	$11,600,000	$(4,384,499)	$7,215,501	$14,000,000	$(166,384)	$13,833,616

Convertible Bridge Notes and Convertible Bridge Notes, Related Party

Pursuant to an Amendment and Acknowledgement Agreement dated August 5, 2019, the convertible bridge notes (the “Bridge Notes”) are secured by the assets of the Company and originally matured on August 23, 2020 (the “Maturity Date”). The Bridge Notes are convertible into shares of AESE common stock at any time at a conversion price of $8.50 per share. Further, the minimum interest to be paid under each Bridge Note shall be the greater of (a) 18 months of accrued interest at 12% per annum; or (b) the sum of the actual interest accrued plus 6 months of additional interest at 12% per annum. In the event of default, the Bridge Notes shall become immediately due and payable upon the written notice of the holder.

If any holder elects to convert their Bridge Note into common stock, they would be entitled to receive additional shares of common stock (“Contingent Consideration Shares”) equal to the product of (i) 3,846,153 shares, multiplied by (ii) that holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after the August 9, 2019 closing date, the last exchange-reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days.

On April 29, 2020, the Company and a holder of a $5,000,000 Bridge Note (the “Noteholder”), entered into a Secured Convertible Note Modification and Conversion Agreement (the “Amendment 1”), pursuant to which the Noteholder converted $2,000,000 of the principal amount of its $5,000,000 Bridge Note into 1,250,000 shares of the Company’s common stock at a reduced conversion price of $1.60 per share. On May 22, 2020, the Company and the Noteholder entered into a Secured Convertible Note Modification and Conversion Agreement No. 2 (“Amendment 2”), pursuant to which the remaining principal amount of the $5,000,000 Bridge Note ($3,000,000) was converted into 2,142,857 shares of the Company’s common stock at a reduced conversion price of $1.40 per share. Further, pursuant to Amendment 1 and Amendment 2, interest on the $5,000,000 principal owed to the Noteholder prior to conversion will continue to accrue through the maturity date as if the principal amount had not been converted. Minimum accrued interest payable pursuant to Amendment 2 in the amount of $1,421,096 (the “Accrued Interest”) is payable on or before the maturity date. No Contingent Consideration Shares were issued in connection with the conversion since the requirements for issuance were not met.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

On June 8, 2020, the Company and the Noteholder entered into Secured Convertible Note Modification Agreement No. 3 (“Amendment 3” and together with Amendment 1 and Amendment 2, the “Amendments”). Pursuant to Amendment 3, the Accrued Interest is converted into principal under the Noteholder’s Bridge Note (the “Amended Bridge Note”). See Note 8 - Bridge Note Payable for additional details.

The Company recorded a conversion inducement charge of $5,247,531 as a result of the Amendments, consisting of $4,998,845 representing the value of common stock issued upon conversion in excess of the common stock issuable under the original terms of the $5,000,000 Bridge Note, and $248,686, representing the excess of minimum interest payable pursuant to Amendment 3 over the interest payable pursuant to the original terms of the $5,000,000 Bridge Note.

On June 8, 2020, the Company paid $8,670,431 in satisfaction of principal in the amount of $7,000,000 and interest in the amount of $1,670,431 owed in connection with other Bridge Notes. Further, on June 8, 2020, the Company and the holders (the “Extending Bridge Noteholders”) of the two remaining Bridge Notes outstanding in the aggregate principal amount of $2,000,000 (together, the “Extended Bridge Notes”), of which principal in the amount of $1,000,000 is owed to the spouse of the Company’s Chief Executive Officer and Director, entered into a Secured Convertible Note Modification (Extension) Agreement with the Company (together, the “Bridge Note Extensions”) pursuant to which, among other things, the Extending Bridge Noteholders agreed to extend the maturity date of their respective Extended Bridge Note until February 23, 2022. Interest on the Extended Bridge Notes will continue to accrue at 12.0% per year and may be prepaid without penalty. The remaining provisions of the Extended Bridge Notes remain unchanged and in effect.

As of June 30, 2020, principal and interest of $2,000,000 and $373,009, respectively, remain outstanding under the Bridge Notes.

The Company recorded interest expense related to the Bridge Notes of $606,772 and $1,289,713 (including amortization of debt discount of $96,806 and $160,999), respectively, related to the Bridge Notes during the three and six months ended June 30, 2020, and recorded interest expense of $57,863 and $57,863 (including amortization of debt discount of $0 and $0), respectively, during the three and six months ended June 30, 2019. As of June 30, 2020, there was $5,385 of unamortized debt discount on the Bridge Notes.

Senior Secured Convertible Notes

On June 8, 2020, pursuant to a securities purchase agreement (the “Purchase Agreement”) between the Company and certain accredited investors, the Company issued two senior secured convertible notes (the “Senior Notes”) with an aggregate principal balance of $9,600,000 and immediately vested five-year warrants to purchase an aggregate 1,454,546 shares of common stock at an exercise price of $4.125 per share for net cash proceeds of $9,000,000. The Senior Notes are secured by the assets of the Company, bear interest at 8% per annum and mature on June 8, 2022, with an aggregate of $1,536,000 of interest guaranteed to be paid to the note holders. The Purchase Agreement contains customary representations and warranties, and the Company agreed it would not take on additional debt from third parties without the Investors’ written approval, subject to certain exceptions for ordinary course trade debt. The Company also agreed to use 35% of the proceeds from future financings in excess of $3 million (or $5 million if approved by the Investors) to pay down the outstanding balance on the Loan. The Company reserves its rights under the Purchase Agreement to consummate, subject to certain exceptions, a debtor or equity offering of up to $5 million in the future.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

The Senior Notes and two years of interest are payable in equal monthly installments (the “Monthly Redemption Payment”), commencing on August 7, 2020. Each Monthly Redemption Payment may be paid at the Company’s option in cash, or in shares of common stock (the “Stock Settlement Option”) at a price equal to 87% of the lowest daily volume weighted average price in the 10 days prior to the scheduled payment date (the “Stock Settlement Price”), provided that (i) the Company gives thirty days written irrevocable notice prior to the Monthly Redemption Payment (the “Monthly Redemption Notice”), (ii) all amounts due have been paid timely, (iii) there are sufficient number of authorized shares available to be issued, (iv) the note holders do not possess any material non-public information at the time the Company issues the common stock, and (v) the Company’s shares have met certain minimum volume and closing price thresholds. The Stock Settlement Price cannot be lower than $0.734 per share. Monthly Redemption Payments paid in cash require the payment of a 10% premium in addition to the monthly installment.

Immediately prior to each Monthly Redemption Payment, the holders of the Senior Notes may accelerate up to four Monthly Redemption Payments and may elect to have such accelerated Monthly Redemption Payments paid in shares of the Company’s common stock at the Stock Settlement Price, instead of in cash.

The Senior Notes are convertible at each holder’s option, in whole or in part, and from time to time, into shares of the Company’s common stock (the “Holder Conversion Option” and together, with the Stock Settlement Option, the “ECOs”) at $3.30 per share (subject to adjustment to convert at the same price as any subsequent issuances of Company common stock at a lower issuance price, subject to certain exceptions) (the “Holder Conversion Price”); provided, however, that the parties may not affect any such conversion that would result in a note holder (together with its affiliates) owning in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the conversion (the “Beneficial Ownership Limitation”). Each holder, upon notice to the Company, may elect to increase or decrease its Beneficial Ownership Limitation, provided that the Beneficial Ownership Limitation may not exceed 9.99%. The Company determined that the ECOs contained a beneficial conversion feature (“BCF”) in the amount of $523,636, which was credited to additional paid in capital.

Upon the issuance of the Senior Notes, the Company recorded a debt discount at issuance in the aggregate amount $4,632,556, consisting of (i) the $600,000 difference between the principal amount of the note and the cash proceeds received, (ii) the relative fair value of the warrants of $1,205,959 (which were credited to additional paid in capital, (iii) two years’ guaranteed interest of $1,536,000 (credited to interest payable), (iv) the BCF of $523,636 (credited to additional paid in capital), and (v) financing costs of $766,961. The debt discount is being amortized using the effective interest method over the term of the Senior Notes. During the three and six months ended June 30, 2020, the Company recorded amortization of debt discount of $253,443 and $253,443, respectively, related to the Senior Notes.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

Note 8 – Bridge Note Payable

The Bridge Note Payable consists of the Amended Bridge Note (see Note 7 – Convertible Debt and Convertible Debt, Related Party, Convertible Bridge Notes and Convertible Bridge Notes, Related Party). The Amended Bridge Note matures on February 23, 2022. Interest on the Amended Bridge Note will accrue commencing on August 23, 2020 at 12% per annum (increasing to 15% per annum upon an event of default as defined). Principal and interest owed under the Amended Bridge Note is not convertible into shares of the Company’s common stock.

Note 9 – Loans Payable

During May 2020, the Company received aggregate cash proceeds of $1,592,429 pursuant to three loans (the “PPP Loans”) provided in connection with the Paycheck Protection Program (“PPP”) under the CARES act. The PPP Loans mature two years from date of issuance. Of the total principal owed under the PPP Loans, $907,129 bears interest at 0.98% per annum and $685,300 bears interest at 1.00% per annum, respectively. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. While the PPP Loans currently have a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lender.

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the twenty-four week period following the funding of the PPP Loan. The Company intends to use the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part.

The Company recorded interest expense of $2,690 related to the PPP Loans during the three and six months ended June 30, 2020.

Note 10 – Segment Data

Each of the Company’s business segments offer different, but synergistic products and services, and are managed separately, by different chief operating decision makers.

The Company’s business consists of three reportable segments:

○	Poker, gaming, and entertainment, provided through WPT, including televised gaming and entertainment, land-based poker tournaments, online and mobile poker applications.

○	E-sports, provided through Allied Esports, including multiplayer video game competitions.

○	Corporate.

The following tables present segment information for the three and six months ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019:

	For the Three Months Ended June 30, 2020				For the Three Months Ended June 30, 2019
	Gaming & Entertainment	E-sports	Corporate(1)	TOTAL	Gaming & Entertainment	E-sports	Corporate(1)	TOTAL
Revenues	$3,961,825	$620,462	$-	$4,582,287	$5,067,932	$2,270,414	$-	$7,338,346
Income (Loss) from Operations	$11,498	$(3,267,143)	$(1,518,289)	$(4,773,934)	$(523,599)	$(2,220,797)	$-	$(2,744,396)

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

	For the Six Months Ended June 30, 2020				For the Six Months Ended June 30, 2019
	Gaming & Entertainment	E-sports	Corporate(1)	TOTAL	Gaming & Entertainment	E-sports	Corporate(1)	TOTAL
Revenues	$8,949,137	$1,678,203	$-	$10,627,340	$9,885,750	$3,687,644	$-	$13,573,394
Income (Loss) from Operations	$451,491	$(9,694,553)	$(3,624,942)	$(12,868,004)	$(897,210)	$(5,701,338)	$-	$(6,598,548)

	As of June 30, 2020				As of December 31, 2019
	Gaming & Entertainment	E-sports	Corporate(2)	TOTAL	Gaming & Entertainment	E-sports	Corporate(2)	TOTAL
Total Assets	$40,207,405	$18,565,101	$11,135,119	$69,907,625	$39,290,001	$21,702,158	$10,328,915	$71,321,074

(1)	Unallocated corporate operating losses result from general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from the Company’s identified segments and are included in general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

(2)	Unallocated corporate assets not directly attributable to any one of the business segments.

One customer of the Gaming and Entertainment segment accounted for 17% of that segment’s revenues and accounted for 14% of total Company revenues during the six months ended June 30, 2020. The same customer accounted for 15% of that segment’s revenues and 11% of total Company revenues during the six months ended June 30, 2019.

One customer of the E-sports segment accounted for 38% of that segment’s revenues and 6% of total Company revenues during the six months ended June 30, 2020.

During the six months ended June 30, 2020 and 2019, 12% and 12%, respectively, of the Gaming and Entertainment revenues, and 0% and 7%, respectively, of the E-sports revenues were from foreign sources.

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

On March 23, 2020, an employee of Allied Esports filed a claim in Los Angeles Superior Court alleging various employment misconduct against Allied Esports, the Company and an officer of the Company in connection with a competition hosted by Allied Esports. The claim alleges damages in excess of $3 million and suggests that the defendants could be subject to punitive damages. The parties have agreed to a mediation to be conducted on September 10, 2020. The Company’s insurer has confirmed that some claims, but not all, are covered (subject to coverage limits and retention).

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

Operating Leases

The Company’s aggregate rent expense incurred was $869,226 and $756,084 during the three months ended June 30, 2020 and 2019, respectively, and was $1,463,471 and $1,368,498 during the six months ended June 30, 2020 and 2019, respectively. Of the aggregate rent incurred during the three months ended June 30, 2020 and 2019, $96,278 and $85,039, respectively, was capitalized into deferred production costs, $402,052 and $312,501, respectively, was included within in-person cost of revenues, and $370,896 and $358,544, respectively, was included within general administrative expenses on the condensed consolidated statements of operations. During the six months ended June 30, 2020, the Company received a rent abatement in the amount of $125,000 and rent deferrals totaling $250,000 due to the impact of the COVID-19 pandemic. Of the aggregate rent incurred during the six months ended June 30, 2020 and 2019, $192,557 and $192,557, respectively, was capitalized into deferred production costs, $714,553 and $625,002, respectively, was included within in-person cost of revenues, and $556,361 and $550,939, respectively, was included within general administrative expenses on the condensed consolidated statements of operations.

Investment Agreements

TV Azteca Agreement

In June 2019, the Company entered into an exclusive ten-year strategic investment and revenue sharing agreement (the “TV Azteca Agreement”) with TV Azteca, in order to expand the Allied Esports brand into Mexico. Pursuant to the terms of the TV Azteca Agreement, as amended, TV Azteca purchased 742,692 shares of AESE common stock for $5,000,000 (the “Purchased Shares”).

In connection with the TV Azteca Agreement, AESE will provide $7,000,000 to be used for various strategic initiatives including digital channel development, facility and flagship construction in Mexico, co-production of Spanish language content, platform localization, and marketing initiatives. The Company will be entitled to various revenues generated from the investment.

As of June 30, 2020, the Company has paid $5,000,000 with the rest of the payments due as follows:

●	$1,000,000 payable on March 1, 2021 and

●	$1,000,000 payable on March 1, 2022.

On July 20, 2020, the Company and TV Azteca entered into an amendment to the TV Azteca Agreement, pursuant to which the Company’s obligations to pay TV Azteca $1,000,000 on each of March 1, 2021 and March 1, 2022 were waived (see Note 13 – Subsequent Events).

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

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

In connection with the Simon Agreement, AESE placed $4,950,000 of cash into an escrow account to be utilized for various strategic initiatives including the build-out of branded esports facilities at Simon malls, and esports event programs. On October 22, 2019, $1,300,000 was released from escrow in order to fund expenses incurred in connection with the 2019 Simon Cup. As of December 31, 2019, the balance in the escrow account was $3,650,000, which is shown as restricted cash on the accompanying condensed consolidated balance sheet.

The Simon Agreement and the related Escrow Agreement, as amended, permitted Simon to request the return of any funds remaining in escrow if the parties did not agree on the 2020 spending plan by March 8, 2020. On March 18, 2020, as the COVID-19 pandemic accelerated in the United States, Simon notified the escrow agent that the parties had not agreed on a 2020 spending plan and requested the return of the remaining funds in the escrow account. The escrow agent returned the remaining $3,650,000 to Simon on March 26, 2020. During the three months and six months ended June 30, 2020, the Company recorded $0 and $3,650,000, respectively, of stock-based compensation related to the return of cash held in escrow, which is reflected in stock-based compensation expense on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Brookfield Partnership

On January 14, 2020, the Company issued 758,725 shares of its common stock to BPR Cumulus LLC, an affiliate of Brookfield Property Partners (“Brookfield”) in exchange for $5,000,000 (the “Purchase Price”) pursuant to a Share Purchase Agreement (the “Brookfield Agreement”). The Purchase Price was placed into escrow and is to be used by the Company or its subsidiaries to develop integrated esports experience venues at mutually agreed upon shopping malls owned and/or operated by Brookfield or any of its affiliates (each, an “Investor Mall”), that will include a dedicated gaming space and production capabilities to attract and to activate esports and other emerging live events (each, an “Esports Venue”). To that end, half of the Purchase Price will be released from escrow to the Company upon the execution of a written lease agreement between Brookfield and the Company for the first Esports Venue, and the other half will be released to the Company upon the execution of a written lease agreement between Brookfield and the Company for the second Esports Venue. Further, pursuant to the Brookfield Agreement, the Company must create, produce, and execute three (3) esports events during each calendar year 2020, 2021 and 2022 that will include the Company’s esports truck at one or more Investor Malls at mutually agreed times. The balance held in escrow as of June 30, 2020 is $5,000,000 and is reflected in restricted cash on the accompanying condensed consolidated balance sheets.

Amendments to Employment Agreements

On April 24, 2020, the employment agreement between the Company and the Chief Executive Officer of WPT (the “WPT CEO”) was amended such that effective as of May 1, 2020, the WPT CEO annual salary will be reduced by 10% to approximately $377,000 for a six-month period.

On April 24, 2020, the employment agreement between the Company and its Chief Executive Officer (the “CEO”), pursuant to which the parties agreed that effective May 1, 2020, the CEO’s annual salary will be reduced by 80% to $60,000 for a six-month period.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

Note 12 – Stockholders’ Equity

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

c)	The Company may not issue, and the Chairman may not purchase any Option Shares if such issuance and purchase would be considered equity compensation under the rules of The Nasdaq Stock Market unless stockholder approval is obtained for such issuance; and

d)	Option Shares are subject to a six-month lock-up period whereby they cannot be sold or transferred.

On March 9, 2020, the Company provided notice to the Chairman that it had elected to exercise the Put Option to sell 1,018,848 Option Shares at a purchase price of $1.963 per share for total proceeds of $2,000,000, which was recorded as subscription receivable and common stock subscribed on the accompanying condensed consolidated balance sheet. The Option Shares were not deemed to be issued until the closing of the sale of the Option Shares on May 15, 2020.

Stock Options

A summary of the option activity during the six months ended June 30, 2020 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2020	2,480,000	$4.34	9.86	$-
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(200,000)	4.56
Outstanding, June 30, 2020	2,280,000	$4.32	9.37	$-

Exercisable, June 30, 2020	-	$-	-	$-

During the three and six months ended June 30, 2020, the Company recorded stock-based compensation expense of $213,763 and $454,162, respectively, related to stock options issued as compensation. As of June 30, 2020, there was $3,140,225 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the remaining vesting period of 3.3 years.

Restricted Stock

During the three and six months ended June 30, 2020, the Company recorded stock-based compensation expense of $117,875 and $231,311, respectively, related to restricted stock issued as compensation. As of June 30, 2020, there was $96,537 of unrecognized stock-based compensation expense related to restricted stock that will be recognized over the remaining vesting period of 0.2 years.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Statements

(unaudited)

Warrants

A summary of warrant activity during the six months ended June 30, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2020	18,637,003	$11.50	4.6	$-
Issued	1,454,546	4.13
Exercised	-	-
Cancelled	-	-
Outstanding, June 30, 2020	20,091,549	$10.97	4.2	$-

Exercisable, June 30, 2020	20,091,549	$10.97	4.2	$-

Warrants outstanding and exercisable as of June 30, 2020 are as follows:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
11.500	Common Stock	18,637,003	4.1	18,637,003
4.125	Common Stock	1,454,546	4.9	1,454,546
		20,091,549		20,091,549

On June 8, 2020, the Company issued five-year warrants to purchase 1,454,546 shares of common stock (the “Warrant Shares”) at an exercise price of $4.125 per share, in connection with the issuance of Senior Notes. The warrants may be exercised on a cashless basis if there is no effective registration statement registering the Warrant Shares at the time of exercise. The registration of the Warrant Shares became effect on July 31, 2020.

The Company computed the fair value of the warrants using a Black-Scholes option pricing model using the following assumptions: expected volatility of 45%, risk-free rate of 0.45%, expected term of 5 years, and expected dividends of 0.00% (see Note 7 – Convertible Debt and Convertible Debt, Related Party, Senior Secured Convertible Notes).

Note 13 – Subsequent Events

TV Azteca Agreement

On July 20, 2020, the Company entered into an Amendment to TV Azteca Agreement (the “Azteca Amendment). . The Azteca Amendment provides that, subject to the approval of the terms of the Azteca Amendment by the Company’s Board of Directors: (i) TV Azteca waives the Company’s obligations under the Term Sheet to pay TV Azteca $1,000,000 on each of March 1, 2021 and March 1, 2022 for various strategic initiatives, and to further invest in and develop an esports platform for the Mexican market; (ii) the Company waives the 24-month lock-up that prohibits TV Azteca from selling or transferring the 763,904 shares of Company common stock TV Azteca purchased pursuant to the Share Purchase Agreement (the “Purchased Shares”); (iii) TV Azteca may sell the Purchased Shares in compliance with applicable securities laws, subject to selling at a reasonable market price and subject to a daily volume cap not to exceed 25% of the Company’s total daily Nasdaq trading volume; and (iv) if TV Azteca sells all of the Purchased Shares within a three-month period following the Company’s Board of Directors approval of the Azteca Amendment, and the gross proceeds of such sales is less than $1,600,000, then on March 1, 2021, the Company shall contribute additional capital to the parties’ strategic alliance pursuant to the Term Sheet in an amount equal to such shortage.

Amendment to Company Charter

On July 27, 2020, the Company filed an Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of shares of common stock currently authorized by the Certificate by 10,000,000 shares, from 65,000,000 shares to 75,000,000 shares.

Stock-based Compensation

On August 7, 2020, the Company issued to its Chief Financial Officer, Tony Hung, 50,000 shares of its common stock for services rendered. In addition, the Company issued to Mr. Hung 50,000 restricted shares of its common stock, which vest in two equal annual installments on August 18, 2021 and August 18, 2022.

On August 7, 2020, the Company also issued 46,083, 11,521 and 23,042 shares of restricted shares of common stock to Frank Ng, Chief Executive Officer, Adam Pliska, President, and Jud Hannigan, Chief Executive Officer of Allied Esports International, Inc., respectively, in lieu of annual salary adjustments. The shares remain subject to forfeiture restrictions until August 18, 2021. The Company also issued to Mr. Pliska 85,517 shares of common stock as bonus compensation.

On August 7, 2020 the Company also issued an aggregate of 169,349 shares of its common stock to various employees of the Company and granted an option for the purchase of 120,000 common shares to the Company’s general counsel.

The foregoing shares and options were issued from the Company’s 2019 Stock Incentive Plan.

Senior Secured Convertible Notes

On August 7, 2020, the Company issued 381,424 shares of its common stock as a Monthly Redemption Payment on the Senior Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of Allied Esports Entertainment Inc. (the “Company”) as of June 30, 2020 and for the three months and six ended June 30, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2019 and for the year then ended, which are included in the amended Form 10-K/A (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 17, 2020. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. . Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Background

Allied Esports Entertainment Inc. (“AESE”), formerly known as Black Ridge Acquisition Corp, or “BRAC”) was incorporated in Delaware on May 9, 2017. Allied Esports Media, Inc. (“AEM”), a Delaware corporation, was formed in November 2018 to act as a holding company for Allied Esports International Inc. (“Allied Esports”) and Noble Link Global Limited (“Noble Link”). Allied Esports, together with its subsidiaries, owns and operates the esports-related businesses of AESE. Noble Link and its wholly owned subsidiaries Peerless Media Limited, Club Services, Inc. and WPT Enterprises, Inc. operate the poker-related business of AESE and are collectively referred to herein as “World Poker Tour” or “WPT”. On August 9, 2019, a subsidiary of AESE merged with AEM, with AEM being the surviving entity (the “Merger”).

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

Recent Developments

COVID-19 Pandemic. The recent outbreak of the COVID-19 respiratory illness first identified in Wuhan, Hubei Province, China has had an adverse effect on the Company. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, such outbreak has caused people to avoid traveling to and attending our events. Allied Esports and WPT businesses have cancelled or postponed live events, and until Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada reopened on June 25, 2020 these businesses were operating online only. The arena is currently running under a modified schedule for daily play and weekly tournaments, and the WPT business continues to operate online only. Production of certain content has been temporarily halted. At this time, we cannot determine the extent that such outbreak may have on our operations.

Simon Partnership. We previously entered into a Share Purchase Agreement and an Escrow Agreement (the “Purchase Agreements”) and related services agreements with Simon Equity Development, LLC and its affiliates (collectively, “Simon”), which set forth the terms of a strategic investment by Simon to develop an annual esports program in collaboration with the Company. Pursuant to the Purchase Agreements, $5,000,000 was previously held in an escrow account to be used for development of such activities. The COVID-19 pandemic has delayed indefinitely the parties’ ability to plan and budget for the 2020 and 2021 esports programming and esports venues. On March 26, 2020, the remaining balance in the escrow account, $3,650,000, was transferred to Simon. The parties have agreed to extend the due date from March 8, 2020 to January 31, 2021 under the applicable agreements to continue to develop and budget for the annual esports program and esports venues in future years once the COVID-19 pandemic has ended.

Brookfield Partnership. On January 14, 2020, the Company issued 758,725 shares of its common stock to BPR Cumulus LLC, an affiliate of Brookfield Property Partners (“Brookfield”) in exchange for $5,000,000 (the “Purchase Price”) pursuant to a Share Purchase Agreement. The Purchase Price was placed into escrow and is to be used by the Company or its subsidiaries to develop integrated esports experience venues at mutually agreed upon shopping malls owned and/or operated by Brookfield or any of its affiliates, that will include a dedicated gaming space and production capabilities to attract and to activate esports and other emerging live events.

Litigation. On March 23, 2020, an employee of Allied Esports filed a claim in Los Angeles Superior Court alleging various employment misconduct against Allied Esports, the Company and an officer of the Company in connection with a competition being hosted by Allied Esports. The claim alleges damages in excess of $3 million and suggests that the defendants could be subject to punitive damages. The parties have agreed to a mediation to be conducted on September 10, 2020. The Company’s insurer has confirmed that some claims, but not all, are covered (subject to coverage limits and retention).

CARES Act. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which contains tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program ("PPP"), a program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to provide support to participating businesses and increase the ability of these businesses to retain workers.  During May 2020, we received aggregate cash proceeds of $1,592,429 pursuant to three loans provided in connection with the PPP (the “PPP Loans”). While the PPP Loans currently have a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lender.

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, we are eligible to apply for and receive forgiveness for all or a portion of PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of PPP Loans proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and the maintenance of employee and compensation levels during the twenty-four week period following the funding of the PPP Loan. We intend to use the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that we will be able to obtain forgiveness of the PPP Loan in whole or in part.

Debt Conversion. On April 29, 2020, we entered into a Secured Convertible Note Modification and Conversion Agreement (the “Amendment 1”), with a holder of a $5,000,000 Bridge Note (the “Noteholder”), pursuant to which the Noteholder converted $2,000,000 of the principal amount of its Bridge Note into 1,250,000 shares of our common stock at a reduced conversion price of $1.60 per share. On May 22, 2020, we entered into a Secured Convertible Note Modification and Conversion Agreement No. 2 (“Amendment 2”) with the Noteholder pursuant to which the remaining principal amount of the Note ($3,000,000) was converted into 2,142,857 shares of our common stock at a reduced conversion price of $1.40 per share. Further, pursuant to Amendment 2, interest on the $5,000,000 principal owed to the Noteholder prior to conversion will continue to accrue through the Maturity Date as if the principal amount had not been converted. On June 8, 2020, we entered into Secured Convertible Note Modification Agreement No. 3 (“Amendment 3” and together with Amendment 1 and Amendment 2, the “Amendments”) with the Noteholder. Pursuant to Amendment 3, the total minimum accrued interest payable pursuant to Amendment 2 in the amount of $1,421,096 is converted into principal under the Noteholder’s Bridge Note (the “Amended Bridge Note”) The Amended Bridge Note matures on February 23, 2022. Interest on the Amended Bridge Note will accrue commencing on August 23, 2020 at 12% per annum (increasing to 15% per annum upon an event of default as defined). Principal and interest owed under the Amended Bridge Note is not convertible into shares of the Company’s common stock.

We recorded a conversion inducement charge of $5,247,531 as a result of the Amendments, consisting of $4,998,845 representing the value of common stock issued upon conversion in excess of the common stock issuable under the original terms of the $5,000,000 Bridge Note, and $248,686, representing the excess of minimum interest payable pursuant to Amendment 3 over the interest payable pursuant to the original terms of the $5,000,000 Bridge Note.

Extension of Bridge Notes. On June 8, 2020, the Company and the holders (the “Extending Bridge Noteholders”) of two Bridge Notes in the aggregate principal amount of $2,000,000 (together, the “Extended Bridge Notes”), each entered into a Secured Convertible Note Modification (Extension) Agreement with the Company (together, the “Bridge Note Extensions”) pursuant to which, among other things, the Extending Bridge Noteholders agreed to extend the maturity date of their respective Extended Bridge Note until February 23, 2022. Interest on the Extended Bridge Notes will continue to accrue at 12.0% per year and may be prepaid without penalty. The remaining provisions of the Extended Bridge Notes remain unchanged and in effect. One of the Extending Bridge Noteholders is Man Sha, the spouse of Frank Ng, the Company’s Chief Executive Officer and Director.

Senior Secured Convertible Notes. On June 8, 2020, pursuant to a securities purchase agreement (the “Purchase Agreement”) between the Company and certain accredited investors, we issued two senior secured convertible notes (the “Senior Notes”) with an aggregate principal balance of $9,600,000 and immediately vested five-year warrants to purchase an aggregate 1,454,546 shares of common stock at an exercise price of $4.125 per share for net cash proceeds of $9,000,000. The Senior Notes bear interest at 8% per annum and mature on June 8, 2022, with an aggregate of $1,536,000 of interest guaranteed to be paid to the note holders. The Purchase Agreement contains customary representations and warranties, and the Company agreed it would not take on additional debt from third parties without the Investors’ written approval, subject to certain exceptions for ordinary course trade debt. The Company also agreed to use 35% of the proceeds from future financings in excess of $3 million (or $5 million if approved by the Investors) to pay down the outstanding balance on the Loan. The Company reserves its rights under the Purchase Agreement to consummate, subject to certain exceptions, a debtor or equity offering of up to $5 million in the future.

The Senior Notes and two years of interest are payable in equal monthly installments (the “Monthly Redemption Payment”), commencing on August 7, 2020. Each Monthly Redemption Payment may be paid at the Company’s option in cash, or in shares of common stock (the “Stock Settlement Option”) at a price equal to 87% of the lowest daily volume weighted average price in the 10 days prior to the scheduled payment date (the “Stock Settlement Price”), provided that (i) the Company gives thirty days written irrevocable notice (the “Monthly Redemption Notice”), (ii) all amounts due have been paid timely, (iii) there are sufficient number of authorized shares available to be issued, (iv) the note holders do not possess any material non-public information at the time the Company issues the common stock, and (v) the Company’s shares have met certain minimum volume and closing price thresholds. The Stock Settlement Price cannot be lower than $0.734 per share. Monthly Redemption Payments paid in cash require the payment of a 10% premium in addition to the monthly installment.

Immediately prior to each Monthly Redemption Payment, the holders of the Senior Notes may accelerate up to four Monthly Redemption Payments and may elect to have such accelerated Monthly Redemption Payments paid in shares of the Company’s common stock at the Stock Settlement Price, instead of in cash.

The Senior Notes are convertible at each holder’s option, in whole or in part, and from time to time, into shares of the Company’s common stock (the “Holder Conversion Option” and together, with the Stock Settlement Option, the “ECOs”) at $3.30 per share (subject to adjustment to convert at the same price as any subsequent issuances of Company common stock at a lower issuance price, subject to certain exceptions) (the “Holder Conversion Price”); provided, however, that the parties may not affect any such conversion that would result in a note holder (together with its affiliates) owning in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the conversion (the “Beneficial Ownership Limitation”). Each holder, upon notice to the Company, may elect to increase or decrease its Beneficial Ownership Limitation, provided that the Beneficial Ownership Limitation may not exceed 9.99%.

Additional Common Stock Issuance. On May 15, 2020, the Company closed on a sale of 1,018,848 shares of common stock to the Company’s Chairman of the Board, in exchange for $2,000,000 of cash proceeds. The sale was pursuant to the Company’s March 9, 2020 exercise of a February 25, 2020 put option agreement.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2020 Compared With the Three Months Ended June 30, 2019

	For the			Percentage of Revenue
	Three Months Ended			Three Months Ended
	June 30,		Increase	June 30,
in thousands, except for percentage of revenue data	2020	2019	(Decrease)	2020	2019

Revenues:
In-person	$699	$3,219	$(2,520)	15%	44%
Multiplatform content	705	1,741	(1,036)	15%	24%
Interactive	3,178	2,378	800	69%	32%
Total Revenues	4,582	7,338	(2,756)	100%	100%
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	507	854	(347)	11%	12%
Multiplatform content (exclusive of depreciation and amortization)	564	1,540	(976)	12%	21%
Interactive (exclusive of depreciation and amortization)	741	515	226	16%	7%
Online operating expenses	339	151	188	7%	2%
Selling and marketing expenses	292	1,036	(744)	6%	14%
General and administrative expenses	3,675	4,254	(579)	80%	58%
Stock-based compensation	331	-	331	7%	0%
Depreciation and amortization	1,768	1,732	36	39%	24%
Impairment of investment in ESA	1,139	-	1,139	25%	0%
Total Costs and Expenses	9,356	10,082	(726)	204%	137%
Loss From Operations	(4,774)	(2,744)	2,030	-104%	-37%
Other Income (Expense):
Other income	4	-	4	0%	0%
Conversion inducement expense	(5,248)	-	5,248	-115%	0%
Interest expense	(863)	(67)	796	-19%	-1%
Total Other Expense	(6,107)	(67)	6,040	-133%	-1%
Net Loss	$(10,881)	$(2,811)	$8,070	-237%	-38%

Revenues

In-person revenues decreased by approximately $2.5 million, or 78%, to approximately $0.7 million for the three months ended June 30, 2020 from approximately $3.2 million for the three months ended June 30, 2019. The decrease in in-person revenues is primarily due to a decrease in revenue generated from in-person events, which consists of ticket, merchandising, food, and beverage revenue and sponsorship revenue, due to government mandated closures of our facilities, postponed events, and social distancing measures resulting from the COVID-19 pandemic.

Multiplatform content revenues decreased by approximately $1.0 million, or 60%, to approximately $0.7 million for the three months ended June 30, 2020 from approximately $1.7 million for the three months ended June 30, 2019, primarily related to decreased music royalty revenues. Music royalties are estimated each quarter and are subsequently trued up when actual royalties earned are reported to the Company. During the three months ended June 30, 2020 we recorded negative music royalties of approximately $0.1 million, consisting of estimated quarterly music royalties of approximately $0.2 million, offset by a true up charge for previous quarters of approximately $0.3 million. During the three months ended June 30, 2019 we recorded positive music royalties of approximately $0.7 million, consisting of estimated quarterly music royalties of approximately $0.3 million, plus an additional true up in the amount of approximately $0.4 million.

Interactive revenues increased by approximately $0.8 million, or 34%, to approximately $3.2 million for the three months ended June 30, 2020 from approximately $2.4 million for the three months ended June 30, 2019. The increase in interactive revenues all relates to the WPT business and is primarily attributable to the increase in subscription revenue and social gaming revenue due to the mandatory quarantine and stay-at-home measures imposed as a result of the COVID-19 pandemic.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $0.4 million, or 41%, to approximately $0.5 million for the three months ended June 30, 2020 from approximately $0.9 million for the three months ended June 30, 2019. The decrease in in-person costs is primarily related to the decrease in in-person revenues as a result of the postponement or cancellation of events due to the COVID-19 pandemic.

Multiplatform content costs (exclusive of depreciation and amortization) decreased by approximately $1.0 million, or 63%, to approximately $0.5 million for the three months ended June 30, 2020 from approximately $1.5 million for the three months ended June 30, 2019, primarily due to a decrease in production costs related to television content, since production of content was temporarily stopped as a result of the COVID-19 pandemic.

Interactive costs (exclusive of depreciation and amortization) increased by approximately $0.2 million, or 44%, to approximately $0.7 million for the three months ended June 30, 2020 from approximately $0.5 million for the three months ended June 30, 2019, primarily in connection with increased interactive revenues during the period.

Online operating expenses increased by approximately $0.2 million, or 125%, to approximately $0.3 million for the three months ended June 30, 2020 from approximately $0.2 million for the three months ended June 30, 2019, primarily related to increased software maintenance expenses.

Selling and marketing expenses decreased by approximately $0.7 million, or 72%, to approximately $0.3 million for the three months ended June 30, 2020 from approximately $1.0 million for the three months ended June 30, 2019, primarily due to the decrease in events held during 2020 as a result of the COVID-19 pandemic.

General and administrative expenses decreased by approximately $0.6 million, or 14%, to approximately $3.7 million for the three months ended June 30, 2020 from approximately $4.3 million for the three months ended June 30, 2019. The decrease in general and administrative costs primarily results from decreases in accounting, legal, and consulting fees incurred in connection with the Merger during the three months ended June 30, 2019, and decreases in bonuses earned during the period.

Stock-based compensation was approximately $0.3 million for the three months ended June 30, 2020, and represents the amortization of stock options and restricted stock granted during September and November of 2019. There was no stock-based compensation for the three months ended June 30, 2019.

 Depreciation and amortization increased by approximately $36 thousand, or 2%, to approximately $1.8 million for the three months ended June 30, 2020, from approximately $1.7 million for the three months ended June 30, 2019.

The Company recorded an impairment of its investment in ESA of approximately $1.1 million during the three months ended June 30, 2020. No impairment charges were recorded during the three months ended June 30, 2019.

Other income (expense)

The Company recognized other income of approximately $4 thousand during the three months ended June 30, 2020. There was no other income recorded for the three months ended June 30, 2019.

Conversion inducement expense of approximately $5.2 million during the three months ended June 30, 2020, resulted from the reduction in the conversion price and the increase in interest payable to induce conversion of certain convertible debt converted during the period. There was no conversion inducement expense recorded for the three months ended June 30, 2019.

 Interest expense increased by approximately $796 thousand to approximately $863 thousand for the three months ended June 30, 2020, from approximately $67 thousand for the three months ended June 30, 2019. The increase was primarily due to the increase in the principal balance of convertible debt outstanding during the period, as well as the amortization of debt discount on new debt issued in June 2020.

Results of Operations for the Six Months Ended June 30, 2020 Compared With the Six Months Ended June 30, 2019

	For the			Percentage of Revenue
	Six Months Ended			Six Months Ended
	June 30,		Increase	June 30,
in thousands, except for percentage of revenue data	2020	2019	(Decrease)	2020	2019

Revenues:
In-person	$3,004	$5,967	$(2,963)	28%	44%
Multiplatform content	1,922	2,842	(920)	18%	21%
Interactive	5,701	4,764	937	54%	35%
Total Revenues	10,627	13,573	(2,946)	100%	100%
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	1,495	2,026	(531)	14%	15%
Multiplatform content (exclusive of depreciation and amortization)	1,025	2,121	(1,096)	10%	16%
Interactive (exclusive of depreciation and amortization)	1,733	1,407	326	16%	10%
Online operating expenses	664	341	323	6%	3%
Selling and marketing expenses	925	1,687	(762)	9%	12%
General and administrative expenses	8,587	8,572	15	81%	63%
Stock-based compensation	4,335	-	4,335	41%	0%
Depreciation and amortization	3,592	3,418	174	34%	25%
Impairment of investment in ESA	1,139	600	539	11%	4%
Total Costs and Expenses	23,495	20,171	3,324	221%	149%
Loss From Operations	(12,868)	(6,598)	(6,270)	-121%	-49%
Other Income (Expense):
Other income	4	-	4	0%	0%
Conversion inducement expense	(5,248)	-	(5,248)	-49%	0%
Interest expense	(1,545)	(67)	(1,478)	-15%	0%
Total Other Expense	(6,789)	(67)	(6,722)	-64%	0%
Net Loss	$(19,657)	$(6,665)	$(12,992)	-185%	-49%

 Revenues

In-person revenues decreased by approximately $3.0 million, or 50%, to approximately $3.0 million for the six months ended June 30, 2020 from approximately $6.0 million for the six months ended June 30, 2019. The decrease in in-person revenues is primarily due to a decrease in revenue generated from in-person events, which consists of ticket, merchandising, food, and beverage revenue and sponsorship revenue, due to government mandated closures of our facilities, postponed events, and social distancing measures resulting from the COVID-19 pandemic.

Multiplatform content revenues decreased by approximately $0.9 million, or 32%, to approximately $1.9 million for the six months ended June 30, 2020 from approximately $2.8 million for the six months ended June 30, 2019, primarily related to decreased music royalty revenues. Music royalties are estimated each quarter and are subsequently trued up when actual royalties earned are reported to the Company. There was a $0.7 million decrease in music royalties recorded during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, as the result of true up charges recorded in each of the periods.

Interactive revenues increased by approximately $0.9 million, or 20%, to approximately $5.7 million for the six months ended June 30, 2020 from approximately $4.8 million for the six months ended June 30, 2019. The increase in interactive revenues all relates to the WPT business and is primarily attributable to the increase in social gaming revenue due to the mandatory quarantine and stay-at-home measures imposed as a result of the COVID-19 pandemic.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $0.5 million, or 26%, to approximately $1.5 million for the six months ended June 30, 2020 from approximately $2.0 million for the six months ended June 30, 2019. The decrease in in-person costs is primarily related to the decrease in in-person revenues as a result of the postponement or cancellation of events due to the COVID-19 pandemic.

Multiplatform content costs (exclusive of depreciation and amortization) decreased by approximately $1.1 million, or 52%, to approximately $1.0 million for the six months ended June 30, 2020 from approximately $2.1 million for the six months ended June 30, 2019, primarily related to a decrease in production costs incurred during the COVID-19 pandemic.

Interactive costs (exclusive of depreciation and amortization) increased by approximately $0.3 million, or 23%, to approximately $1.7 million for the six months ended June 30, 2020 from approximately $1.4 million for the six months ended June 30, 2019, primarily as a result of increased interactive revenues during the period.

Online operating expenses increased by approximately $0.3 million, or 95%, to approximately $0.6 million for the six months ended June 30, 2020 from approximately $0.3 million for the six months ended June 30, 2019, primarily as the result of increased software maintenance fees incurred.

Selling and marketing expenses decreased by approximately $0.8 million, or 45%, to approximately $0.9 million for the six months ended June 30, 2020 from approximately $1.7 million for the six months ended June 30, 2019, due to the decrease in events held during 2020 as a result of the COVID-19 pandemic.

 General and administrative expenses were approximately $8.6 million during each of the six months ended June 30, 2020 and 2019. Increases in general and administrative costs primarily resulting from increases in accounting, legal, and consulting fees incurred in connection with being a public company and preparing filings, were offset by decreases related to expenses incurred in connection with the Merger during the six months ended June 30, 2019.

 Stock-based compensation was approximately $4.3 million for the six months ended June 30, 2020. Of the $4.3 million of stock-based compensation recognized during the six months ended June 30, 2020, approximately $0.6 million was related to the amortization of equity awards, and approximately $3.7 million was recognized upon the return of cash held in escrow in connection with an escrow agreement (the “Simon Agreement”) with Simon. There was no stock-based compensation for the six months ended June 30, 2019.

 Depreciation and amortization increased by approximately $0.2 million, or 5%, to approximately $3.6 million for the six months ended June 30, 2020, from approximately $3.4 million for the six months ended June 30, 2019.

 Impairment expense of approximately $1.1 million and $0.6 million during the six months ended June 30, 2020 and 2019, respectively, related to our investment in Esports Arena LLC (“ESA”).

 Other income (expense)

The Company recognized other income of approximately $4 thousand during the six months ended June 30, 2020. There was no other income recorded for the six months ended June 30, 2019.

Conversion inducement expense of approximately $5.2 million during the six months ended June 30, 2020, resulted from the reduction in the conversion price and the increase in interest payable to induce conversion of certain convertible debt converted during the period. There was no conversion inducement expense recorded for the six months ended June 30, 2019.

 Interest expense was approximately $1.5 million for the six months ended June 30, 2020, compared to approximately $67 thousand for the six months ended June 30, 2019. The increase was primarily due to the increase in the principal balance of convertible debt outstanding during the period, as well as the amortization of debt discount on new debt issued in June 2020.

 Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital deficit at June 30, 2020 and December 31, 2019, respectively:

(in thousands)	June 30, 2020	December 31, 2019
Current Assets	$16,333	$15,580
Current Liabilities	$17,826	$24,627
Working Capital Deficit	$(1,494)	$(9,047)

The Company’s primary sources of liquidity and capital resources are cash on the balance sheet and funds raised through debt or equity financing.

As of June 30, 2020, we had cash and a working capital deficit of approximately $9.2 million (excluding approximately $5.0 million of restricted cash) and $1.5 million, respectively. Current liabilities include $9.6 million gross principal amount of convertible notes which mature on June 8, 2022, but for which repayments in equal monthly installments begin on August 7, 2020 and for which certain payments can be accelerated at the option of the lender. For the six months ended June 30, 2020 and 2019, we incurred net losses of approximately $19.7 million and $6.7 million, respectively, and used cash in operations of approximately $3.1 million and $5.0 million, respectively. The aforementioned factors raise substantial doubt about our ability to continue as a going concern within one year after the issuance date of our condensed consolidated financial statements.

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

We continue to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing or other means, including equity financing in the capital markets now available to us. However, pursuant to the terms of the Purchase Agreement in connection with the Senior Note, the Company agreed it would not take on additional debt from third parties without the Investors’ written approval, subject to certain exceptions for ordinary course trade debt. The Company also agreed to use 35% of the proceeds from future financings in excess of $3 million (or $5 million if approved by the Investors) to pay down the outstanding balance on the Loan. The Company reserves its rights under the Purchase Agreement to consummate, subject to certain exceptions, a debtor or equity offering of up to $5 million in the future.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, such outbreak has caused people to avoid traveling to and attending our events. Allied Esports and WPT businesses have cancelled or postponed live events, and until Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada reopened on June 25, 2020 these businesses were operating online only. The arena is currently running under a modified schedule for daily play and weekly tournaments, and the WPT business continues to operate online only. Production of new content has been temporarily halted. We are continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and the related impact on our operations, financial position and cash flows, as well as the impact on our employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on our operations and liquidity, at the time of issuance, the impact cannot be determined.

Paycheck Protection Program Loans

During May 2020, we received aggregate cash proceeds of $1,592,429 pursuant to three loans (the “PPP Loans”) provided in connection with the Paycheck Protection Program (“PPP”) under the CARES Act. The PPP Loans mature two years from date of issuance and bear interest at a rate of 0.98% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. While the PPP Loans currently have a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lenders.

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, we are eligible to apply for and receive forgiveness for all or a portion of PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of PPP Loans proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the twenty-four week period following the funding of the PPP Loan. We intend to use the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that we will be able to obtain forgiveness of the PPP Loan in whole or in part.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash (used in) provided by
Operating activities	$(3,084)	$(4,965)
Investing activities	$(4,610)	$(2,219)
Financing activities	$9,825	$3,683

Net Cash Used in Operating Activities

Net cash used in operating activities primarily represents the results of operations exclusive of non-cash expenses (including depreciation, amortization, deferred rent, conversion inducement expense, stock-based compensation and amortization of debt discount) and the impact of changes in operating assets and liabilities.

Net cash used in operating activities for the six months ended June 30, 2020 and 2019 was approximately $3.1 million and $5.0 million, respectively, representing a decrease of $1.9 million. During the six months ended June 30, 2020 and 2019, the net cash used in operating activities was primarily attributable to the net loss of approximately $19.7 million and $6.7 million, respectively, adjusted for approximately $15.0 million and $4.1 million, respectively, of net non-cash expenses, and approximately $1.6 million and $(2.4) million, respectively, of cash provided by (used in) changes in the levels of operating assets and liabilities.

Net Cash Used In Investing Activities

Net cash used in investing activities primarily relates to the purchase of property and equipment and other investment activity, partially offset by lease incentive reimbursements received.

Net cash used in investing activities for the six months ended June 30, 2020 was approximately $4.6 million as compared to net cash used in investing activities of approximately $2.2 million for the six months ended June 30, 2019, a difference of approximately $2.4 million. During the six months ended June 30, 2020, we returned $3.7 million of cash held in escrow in connection with the Simon Agreement, invested $1.5 million with TV Azteca as part of our Strategic Investment Agreement, purchased $0.4 million of property and equipment and intangible assets, and received $1.0 million in lease incentive reimbursements. During the six months ended June 30, 2019, we invested $1.2 million in ESA and purchased approximately $1.0 million of property and equipment and intangible assets.

Net Cash Provided By Financing Activities

Net cash provided by financing activities primarily relates to proceeds received through equity and debt financings, partially offset by repayments of debt.

Net cash provided by financing activities for the six months ended June 30, 2020 was approximately $9.8 million as compared to net cash provided by financing activities of approximately $3.7 million for the six months ended June 30, 2019, a difference of approximately $6.1 million. During the six months ended June 30, 2020, we received approximately $7.0 million of proceeds from the sale of our common stock, $9.0 million of proceeds from the issuance of convertible debt, and approximately $1.6 million of proceeds received from loans payable, partially offset by approximately $7.0 million of convertible debt repayments and $0.8 million of issuance costs paid. During the six months ended June 30, 2019, we received $4.0 million of proceeds from convertible debt, partially offset by approximately $0.3 million of repayments to our former Parent.

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

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Despite not conducting a formal assessment regarding internal control over financial reporting, management identified the following material weaknesses as of December 31, 2019, which persist as of June 30, 2020:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On March 23, 2020, an employee of Allied Esports filed a claim in Los Angeles Superior Court alleging various employment misconduct against Allied Esports, the Company and an officer of Allied Esports in connection with a competition being hosted by Allied Esports. The claim alleges damages in excess of $3 million and suggests that the defendants could be subject to punitive damages. The parties have agreed to a mediation to be conducted on September 10, 2020. The Company’s insurer has confirmed that some claims, but not all, are covered (subject to coverage limits and retention).

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our amended Annual Report on Form 10-K/A for the year ended December 31, 2019, filed with the SEC on March 17, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 7, 2020, the Company issued to its Chief Financial Officer, Tony Hung, 50,000 shares of its common stock for services rendered. In addition, the Company issued to Mr. Hung 50,000 restricted shares of its common stock, which restrictions lapse in two equal annual installments on August 18, 2021 and August 18, 2022.

On August 7, 2020, the Company also issued 46,083, 11,521 and 23,042 shares of restricted shares of common stock to Frank Ng, Chief Executive Officer, Adam Pliska, President, and Jud Hannigan, Chief Executive Officer of Allied Esports International, Inc., respectively, in lieu of annual salary adjustments. The shares remain subject to forfeiture restrictions until August 18, 2021. The Company also issued to Mr. Pliska 85,517 shares of common stock as bonus compensation.

The foregoing shares and options were issued from the Company’s 2019 Stock Incentive Plan.

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

ALLIED ESPORTS ENTERTAINMENT, INC.

Dated: August 10, 2020	By:	/s/ Frank Ng
Frank Ng, Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2020	By:	/s/ Anthony Hung
Anthony Hung, Chief Financial Officer (Principal Financial Officer)