Form 10-Q
period 2020-09-30
Allied Esports Entertainment, Inc.
filed 2020-11-09
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, 35,110,843 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLIED ESPORTS ENTERTAINMENT, INC

i

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current Assets
Cash	$5,772,970	$8,440,573
Restricted cash	5,000,000	3,650,000
Accounts receivable	1,342,629	2,121,326
Prepaid expenses and other current assets	1,371,539	1,367,795
Total Current Assets	13,487,138	15,579,694
Property and equipment, net	17,610,568	20,554,307
Goodwill	4,083,621	4,083,621
Intangible assets, net	12,954,948	14,789,876
Deposits	704,500	712,463
Deferred production costs	11,446,098	10,962,482
Other assets	5,000,000	4,638,631
Total Assets	$65,286,873	$71,321,074
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$985,481	$956,871
Accrued expenses and other current liabilities	3,960,864	3,892,471
Accrued interest, current portion	1,905,899	2,088,994
Deferred revenue	3,070,726	3,855,459
Convertible debt, net of discount, current portion	2,582,705	12,845,501
Convertible debt, related party, net of discount, current portion	-	988,115
Loans payable, current portion	928,660	-
Total Current Liabilities	13,434,335	24,627,411
Deferred rent	3,782,940	2,472,837
Bridge note payable	1,421,096	-
Accrued interest, non-current portion	17,742	-
Convertible debt, non-current portion	1,000,000	-
Convertible debt, related party, non-current portion	1,000,000	-
Loans payable, non-current portion	663,769	-
Total Liabilities	21,319,882	27,100,248
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 31,989,974 and 23,176,146 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3,199	2,317
Additional paid in capital	187,206,726	161,300,916
Accumulated deficit	(143,424,659)	(117,218,584)
Accumulated other comprehensive income	181,725	136,177
Total Stockholders’ Equity	43,966,991	44,220,826
Total Liabilities and Stockholders’ Equity	$65,286,873	$71,321,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues:
In-person	$696,890	$2,586,965	$3,701,139	$8,554,030
Multiplatform content	1,264,346	1,031,383	3,186,494	3,873,709
Interactive	3,927,066	2,423,193	9,628,009	7,187,196
Total Revenues	5,888,302	6,041,541	16,515,642	19,614,935
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	640,409	1,196,572	2,134,964	3,334,803
Multiplatform content (exclusive of depreciation and amortization)	928,354	786,706	1,953,561	2,907,827
Interactive (exclusive of depreciation and amortization)	1,249,799	569,478	2,982,899	1,976,012
Online operating expenses	329,639	172,879	993,802	401,394
Selling and marketing expenses	168,080	705,714	1,093,295	2,392,929
General and administrative expenses	3,578,760	4,693,285	12,165,463	13,265,767
Stock-based compensation	577,167	18,407	4,912,640	18,407
Depreciation and amortization	1,738,020	1,716,103	5,330,317	5,133,947
Impairment of investment in ESA	-	-	1,138,631	600,000
Total Costs and Expenses	9,210,228	9,859,144	32,705,572	30,031,086
Loss From Operations	(3,321,926)	(3,817,603)	(16,189,930)	(10,416,151)
Other (Expense) Income:
Other income	(2,973)	15,684	1,210	15,684
Conversion inducement expense	-	-	(5,247,531)	-
Extinguishment loss on acceleration of debt redemption	(1,733,768)	-	(1,733,768)	-
Interest expense	(1,490,210)	(451,553)	(3,036,056)	(518,443)
Total Other Expense	(3,226,951)	(435,869)	(10,016,145)	(502,759)
Net Loss	(6,548,877)	(4,253,472)	(26,206,075)	(10,918,910)
Other comprehensive income:
Foreign currency translation adjustments	45,358	(21,083)	45,548	(13,366)
Total Comprehensive Loss	$(6,503,519)	$(4,274,555)	$(26,160,527)	$(10,932,276)

Basic and Diluted Net Loss per Common Share	$(0.22)	$(0.24)	$(0.99)	$(0.79)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	29,626,222	18,098,797	26,508,006	13,791,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2020

(unaudited)

							Accumulated
			Common Stock		Additional		Other		Total
	Common Stock		Subscribed		Paid-in	Subscription	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance - January 1, 2020	23,176,146	$2,317	-	$-	$161,300,916	$-	$136,177	$(117,218,584)	$44,220,826
Common stock issued for cash	758,725	76	-	-	4,999,924	-	-	-	5,000,000
Stock-based compensation:
Stock options	-	-	-	-	240,399	-	-	-	240,399
Restricted stock	-	-	-	-	113,436	-	-	-	113,436
Subscription of common stock in connection with exercise of put option	-	-	1,018,848	102	1,999,898	(2,000,000)	-	-	-
Net loss	-	-	-	-	-	-	-	(8,776,469)	(8,776,469)
Balance - March 31, 2020	23,934,871	2,393	1,018,848	102	168,654,573	(2,000,000)	136,177	(125,995,053)	40,798,192
Cash received for subscription	1,018,848	102	(1,018,848)	(102)	-	2,000,000	-	-	2,000,000
Shares issued upon conversion of debt	3,392,857	339	-	-	9,998,506	-	-	-	9,998,845
Beneficial conversion feature associated with convertible debt	-	-	-	-	523,636	-	-	-	523,636
Warrants issued with convertible debt	-	-	-	-	1,205,959	-	-	-	1,205,959
Stock-based compensation:
Stock options	-	-	-	-	213,763	-	-	-	213,763
Restricted stock	-	-	-	-	117,875	-	-	-	117,875
Net loss	-	-	-	-	-	-	-	(10,880,729)	(10,880,729)
Other comprehensive income	-	-	-	-	-	-	190	-	190
Balance - June 30, 2020	28,346,576	2,834	-	-	180,714,312	-	136,367	(136,875,782)	43,977,731
Shares issued for redemption of debt and accrued interest	3,161,970	316	-	-	5,419,421	-	-	-	5,419,737
Shares issued in satisfaction of employee bonus obligations	217,999	22			473,978	-	-	-	474,000
Disgorgement of short swing profits	-	-	-	-	21,875	-	-	-	21,875
Stock-based compensation:
Stock options	-	-	-	-	312,117	-	-	-	312,117
Common Stock	64,286	7	-	-	128,993	-	-	-	129,000
Restricted stock	199,143	20	-	-	136,030	-	-	-	136,050
Net loss	-	-	-	-	-	-	-	(6,548,877)	(6,548,877)
Other comprehensive income	-	-	-	-	-	-	45,358	-	45,358
Balance - September 30, 2020	31,989,974	$3,199	-	$-	$187,206,726	$-	$181,725	$(143,424,659)	$43,966,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2019

(unaudited)

							Accumulated
			Common Stock		Additional		Other		Total
	Common Stock		Subscribed		Paid-in	Subscription	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance - January 1, 2019	11,602,754	$1,160	-	$-	$124,361,130	$-	$138,861	$(100,479,855)	$24,021,296
Net loss	-	-	-	-	-	-	-	(3,854,152)	(3,854,152)
Other comprehensive loss	-	-	-	-	-	-	(3,082)	-	(3,082)
Balance - March 31, 2019	11,602,754	1,160	-	-	124,361,130	-	135,779	(104,334,007)	20,164,062
Net loss	-	-	-	-	-	-	-	(2,811,286)	(2,811,286)
Other comprehensive income	-	-	-	-	-	-	10,799	-	10,799
Balance - June 30, 2019	11,602,754	1,160	-	-	124,361,130	-	146,578	(107,145,293)	17,363,575
Effect of reverse merger	11,492,999	1,149			36,395,355	-	-	-	36,396,504
Warrants issued to convertible debt holders	-	-	-	-	114,804	-	-	-	114,804
Contingent consideration for convertible debt holders	-	-	-	-	152,590	-	-	-	152,590
Stock-based compensation:
Stock options	-	-	-	-	5,940	-	-	-	5,940
Restricted stock	80,393	8	-	-	12,459	-	-	-	12,467
Net loss	-	-	-	-	-	-	-	(4,253,472)	(4,253,472)
Other comprehensive loss	-	-	-	-	-	-	(21,083)	-	(21,083)
Balance, September 30, 2019	23,176,146	$2,317	-	$-	$161,042,278	$-	$125,495	$(111,398,765)	$49,771,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(26,206,075)	$(10,918,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,912,640	18,407
Bad debt expense	-	115,726
Conversion inducement expense	5,247,531	-
Extinguishment loss on acceleration of debt redemption	1,733,768	-
Amortization of debt discount	1,639,150	36,414
Non-cash interest expense	183,373	-
Depreciation and amortization	5,330,317	5,133,947
Impairment of investment in ESA	1,138,631	600,000
Deferred rent	220,318	175,314
Changes in operating assets and liabilities:
Accounts receivable	780,655	(1,029,096)
Deposits	7,963	(79,500)
Deferred production costs	(483,616)	(2,145,999)
Prepaid expenses and other current assets	1,803	(227,324)
Accounts payable	24,943	(642,686)
Accrued expenses and other current liabilities	499,972	898,157
Accrued interest	(768,126)	469,296
Deferred revenue	(787,936)	(154,646)
Total Adjustments	19,681,386	3,168,010
Net Cash Used In Operating Activities	(6,524,689)	(7,750,900)

Cash Flows From Investing Activities
Net cash acquired in Merger	-	14,941,683
Return of Simon Investment	(3,650,000)	-
Investment in TV Azteca	(1,500,000)	(3,500,000)
Lease incentive reimbursements	1,021,603	-
Purchases of property and equipment	(496,019)	(2,173,200)
Investment in ESA	-	(1,238,631)
Purchases of intangible assets	(41,095)	(99,822)
Net Cash (Used In) Provided By Investing Activities	(4,665,511)	7,930,030

Cash Flows From Financing Activities
Proceeds from loans payable	1,592,429	-
Proceeds from convertible debt, related party	-	1,000,000
Proceeds from convertible debt	9,000,000	3,000,000
Proceeds from disgorgement of short swing profit	21,875	-
Issuance costs paid in connection with convertible debt	(766,961)	-
Repayments of convertible debt	(7,000,000)	-
Repayments to Former Parent	-	(346,804)
Proceeds from sale of common stock	7,000,000	-
Net Cash Provided By Financing Activities	9,847,343	3,653,196

Effect of Exchange Rate Changes on Cash	25,254	1,874

Net (Decrease) Increase In Cash And Restricted Cash	(1,317,603)	3,834,200
Cash and restricted cash - Beginning of period	12,090,573	10,471,296
Cash and restricted cash - End of period	$10,772,970	$14,305,496
Cash and restricted cash consisted of the following:
Cash	$5,772,970	$9,355,496
Restricted cash	5,000,000	4,950,000
	$10,772,970	$14,305,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Cash Flows, continued

(unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$2,095,527	$-

Non-Cash Investing and Financing Activities
Beneficial conversion feature associated with convertible debt	$523,636	$-
Contingent consideration for convertible debt holders in connection with Merger	$-	$152,590
Convertible debt and related interest assumed in Merger	$-	$10,992,877
Due to Former Parent satisfied by issuance of common stock in connection with Merger	$-	$18,179,745
Guaranteed interest on convertible debt recorded as debt discount	$1,536,000	$-
Non-cash interest on convertible debt recorded as debt discount	$1,664,000	$-
Interest payable on Bridge Note converted to principal	$1,421,096	$-
Original issue discount on convertible debt	$600,000	$-
Shares issued upon conversion of Bridge Note	$5,000,000	$-
Shares issued for redemption of debt and accrued interest	$5,236,364	$-
Warrants issued with convertible debt	$1,205,959	$-
Warrants granted to convertible debt holders in connection with Merger	$-	$114,804
Shares issued in satisfaction of employee bonus obligation	$474,000	$-

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

World Poker Tour is an internationally televised gaming and entertainment company with brand presence in land-based tournaments, television, online and mobile applications. WPT has been involved in the sport of poker since 2002 and created a television show based on a series of high-stakes poker tournaments. WPT has broadcasted globally in more than 150 countries and territories and its shows are sponsored by established brands in many areas, including watches, crystal, playing cards and online social poker operators. WPT also operates ClubWPT.com, a subscription-based site that offers its members inside access to the WPT content database, as well as sweepstakes-based poker product that allows members to play for real cash and prizes in 43 states and territories across the United States Australia, Canada, France and the United Kingdom, with no purchase necessary. WPT also participates in strategic brand licensing, partnership, and sponsorship opportunities.

Note 2 – Going Concern and Management’s Plans

As of September 30, 2020, the Company had cash of approximately $5.8 million (excluding approximately $5.0 million of restricted cash) and working capital of approximately $53 thousand. For the nine months ended September 30, 2020 and 2019, the Company incurred net losses of approximately $26.2 million and $10.9 million, respectively, and used cash in operations of approximately $6.5 million and $7.8 million, respectively. As of September 30, 2020, the Company had convertible debt in the gross principal amount of $2.0 million which matures on February 23, 2022, and convertible debt in the gross principal amount of $5.7 million which is payable in 12 monthly installments through September 1, 2021, and for which certain payments can be accelerated at the option of the lender (see Note 7 – Convertible Debt and Convertible Debt, Related Party). As of September 30, 2020, the Company also has a Bridge Note outstanding in the amount of approximately $1.4 million which matures on February 23, 2022 (see Note 8 – Bridge Note Payable) and loans payable in the aggregate amount of $1.6 million, which are due in monthly installments beginning November 2020 through April 2022 (see Note 9 – Loans Payable). During the period from October 1, 2020 through November 2, 2020, the Company issued an aggregate 3,120,869 shares of its common stock in satisfaction of $2.6 million and $0.4 million of principal and interest, respectively, owed on the convertible debt.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, the outbreak has caused people to avoid traveling to and attending these events. Allied Esports’ and WPT’s businesses have cancelled or postponed live events, and before the reopening of Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada on June 25, 2020 these businesses were operating online only. The arena is currently running under a modified schedule and limited capacity (up to 65% capacity depending on the event) for daily play and weekly tournaments, and the WPT business continues to operate online only, other than a recent live event in Tokyo, Japan. The Company is continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on the Company’s operations, financial position and cash flows, as well as the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic, and its impact on the Company’s future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the extent of the impact cannot be determined.

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

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of AESE, WPT and Allied Esports and should be read in conjunction with the accompanying notes thereto.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2020		2019
Restricted common shares	199,143		80,393
Options	2,430,000		400,000
Warrants	20,091,549		18,637,003
Convertible debt	3,609,839	(1)	1,647,058
Unit purchase options	600,000		600,000
Contingent consideration shares	269,231		-
	27,199,762		21,364,454

(1)	Common stock equivalents associated with convertible debt were calculated based on the fixed conversion price in effect for voluntary holder conversions; however for certain convertible notes there is a variable conversion price in effect under certain scenarios that is equal to 87% of lowest daily volume weighted average price over the prior ten days, subject to a $0.734 floor price. If the applicable convertible note principal and guaranteed interest were all converted at the floor price, the potentially dilutive shares related to convertible debt would be 15,406,956 shares.

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

In-person revenue was comprised of the following for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Event revenue	$227,247	$1,582,749	$1,839,365	$5,752,880
Sponsorship revenue	314,924	411,903	1,305,014	1,091,718
Food and beverage revenue	34,427	290,408	266,726	976,313
Ticket and gaming revenue	118,996	250,955	270,247	587,727
Merchandising revenue	678	50,950	19,065	145,273
Other revenue	618	-	722	119
Total in-person revenue	$696,890	$2,586,965	$3,701,139	$8,554,030

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

Sponsorship revenue is generated through the sponsorship of the Company’s TV content, live and online events and online streams. Online advertising revenue is generated from third-party advertisements placed on the Company’s website. Music royalty revenue is generated when the Company’s music is played in the Company’s TV series, both on TV networks and online. The Company recognizes sponsorship revenue pursuant to the terms of each individual contract when the Company satisfies the respective performance obligations, which could be recognized at a point in time or over the term of the contract. The Company records deferred revenue to the extent the Company has received a payment for services that have yet to be performed or products that have yet to be delivered.

Music royalty revenue is recognized at the point in time when the music is played.

Multiplatform content revenue was comprised of the following for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Distribution revenue	$611,370	$282,508	$1,471,263	$1,069,328
Sponsorship revenue	370,597	544,541	1,154,267	1,585,467
Music royalty revenue	278,610	200,787	553,198	1,214,286
Online advertising revenue	3,769	3,547	7,766	4,628
Total multiplatform revenue	$1,264,346	$1,031,383	$3,186,494	$3,873,709

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

Interactive revenue was comprised of the following for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Subscription revenue	$2,511,958	$1,313,218	$5,599,687	$3,745,623
Virtual product revenue	975,411	925,411	2,880,478	2,773,769
Social gaming revenue	411,297	152,317	1,043,268	397,065
Licensing revenue	11,188	16,872	68,461	198,481
Other revenue	17,212	15,376	36,115	72,259
Total interactive revenue	$3,927,066	$2,423,193	$9,628,009	$7,187,196

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues Recognized at a Point in Time:
Event revenue	$227,247	$1,582,749	$1,839,365	$5,752,880
Distribution revenue	611,370	282,508	1,471,263	1,069,328
Social gaming revenue	411,297	152,317	1,043,268	397,065
Food and beverage revenue	34,427	290,408	266,726	976,313
Sponsorship revenue	23,890	123,407	69,350	408,873
Ticket and gaming revenue	118,996	250,955	270,247	587,727
Merchandising revenue	678	50,950	19,065	145,273
Music royalty revenue	278,610	200,787	553,198	1,214,286
Online advertising revenue	3,769	3,547	7,766	4,628
Other revenue	17,830	15,376	36,837	72,378
Total Revenues Recognized at a Point in Time	1,728,114	2,953,004	5,577,085	10,628,751

Revenues Recognized Over a Period of Time:
Subscription revenue	2,511,958	1,313,218	5,599,687	3,745,623
Virtual product revenue	975,411	925,411	2,880,478	2,773,769
Sponsorship revenue	661,631	833,037	2,389,931	2,268,312
Licensing revenue	11,188	16,872	68,461	198,481
Total Revenues Recognized Over a Period of Time	4,160,188	3,088,537	10,938,557	8,986,184
Total Revenues	$5,888,302	$6,041,541	$16,515,642	$19,614,935

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

As of September 30, 2020, there remained approximately $622,000 of contract liabilities which were included within deferred revenue on the consolidated balance sheet as of December 31, 2019, and for which performance obligations had not yet been satisfied as of September 30, 2020. The Company expects to satisfy its remaining performance obligations within the next twelve months.

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. Marketing and advertising expense was $17,343 and $133,103 during the three and nine months ended September 30, 2020 and $59,698 and $245,259 during the three and nine months ended September 30, 2019, respectively.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Euro). Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period. Resulting translation adjustments are made directly to accumulated other comprehensive (loss) income. Gains (losses) arising from exchange rate fluctuations on transactions denominated in a currency other than the reporting currency were $5,124 and $3,868 during the three and nine months ended September 30, 2020, respectively, and $(3,651) and $(3,563) during the three and nine months ended September 30, 2019, respectively, and are recognized in operating results in the condensed consolidated statements of operations. The Euro to United States Dollar exchange rate was $1.1724 and $1.1215 at September 30, 2020 and December 31, 2019, respectively. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

CARES Act

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, amongst other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Pursuant to Accounting Standards Codification Topic (“ASC 740”), the Company recognizes the tax effects of new tax legislation upon enactment. Accordingly, the CARES Act is effective beginning in the quarter ended March 31, 2020. The Company does not believe that the new tax provisions outlined in the CARES Act will have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for private companies and emerging growth companies for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018 (“ASU 2018-10” and “ASU 2018-11”), and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018 (“ASU 2018-20”). ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance simplifies the accounting for goodwill impairment by eliminating Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. This standard was adopted on January 1, 2020 and did not have a material impact on the Company’s consolidated financial statements or disclosures.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations – Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2019. This standard was adopted on January 1, 2020 and did not have a material impact on the Company’s consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This standard was adopted on January 1, 2020 and did not have a material impact on the Company’s consolidated financial statements or disclosures.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to clarify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature model. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, this ASU improves disclosure requirements for convertible instruments and earnings-per-share guidance. The ASU also revises the derivative scope exception guidance to reduce form-over-substance-based accounting conclusions driven by remote contingent events. The amendments in this update are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption will be permitted, but no earlier than for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

Note 4 – Other Assets

The Company’s other assets consist of the following:

	September 30,	December 31,
	2020	2019
Investment in ESA	$-	$1,138,631
Investment in TV Azteca	5,000,000	3,500,000
	$5,000,000	$4,638,631

As of September 30, 2020, the Company owns a 25% non-voting membership interest in Esports Arena, LLC (“ESA”) and ESA’s wholly owned subsidiary. The investment is accounted for as a cost method investment since the Company does not have the ability to exercise significant influence over the operating and financial policies of ESA.

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

Note 5 – Deferred Production Costs

Deferred production costs consist of the following:

	September 30,	December 31,
	2020	2019
Deferred production costs	$30,231,418	28,290,200
Less: accumulated amortization	(18,785,320)	(17,327,718)
Deferred production costs, net	$11,446,098	$10,962,482

Weighted average remaining amortization period at September 30, 2020 (in years)	3.43

Production costs of $724,762 and $1,457,602 for the three and nine months ended September 30, 2020 and $605,077 and $2,225,442 for the three and nine months ended September 30, 2019, respectively, were expensed and are reflected in multiplatform content costs in the condensed consolidated statements of operations and comprehensive loss.

Note 6 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2020	2019
Compensation expense	$617,471	$1,348,066
Payroll tax obligations	118,379	-
Rent	987,572	124,969
Interactive costs	465,813	319,833
Event costs	138,915	186,173
Legal and professional fees	459,591	154,799
Production costs	131,158	55,679
Unclaimed player prizes	471,101	342,535
Other accrued expenses	458,398	721,693
Other current liabilities	112,466	369,614
Accrued leasehold improvements	-	269,110
	$3,960,864	$3,892,471

Note 7 – Convertible Debt and Convertible Debt, Related Party

As of September 30, 2020 and December 31, 2019, the Company’s convertible debt consisted of the following:

	September 30, 2020			December 31, 2019
	Gross Principal Amount	Debt Discount	Convertible Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Convertible Debt, Net of Debt Discount
Convertible bridge notes	$1,000,000	$-	$1,000,000	$13,000,000	$(154,499)	$12,845,501
Convertible bridge notes, related party	1,000,000	-	1,000,000	1,000,000	(11,885)	988,115
Senior secured convertible notes	5,672,727	(3,090,022)	2,582,705	-	-	-
Total	$7,672,727	$(3,090,022)	$4,582,705	$14,000,000	$(166,384)	$13,833,616

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

On August 13, 2020 the Company paid in cash an aggregate of $425,096 related to interest payable on the Extended Bridge Notes, such that the balance of principal and interest outstanding under the Extended Bridge Notes as of September 30, 2020 is $2,000,000 and $24,760, respectively.

The Company recorded interest expense of $65,836 and $1,355,549 (including amortization of debt discount of $5,386 and $166,385), respectively, related to the Bridge Notes and the Extended Bridge Notes during the three and nine months ended September 30, 2020, and recorded interest expense of $447,847, and $505,710 (including amortization of debt discount of $36,414 and $36,414), respectively, during the three and nine months ended September 30, 2019. As of September 30, 2020, all debt discount on the Convertible Bridge Notes and Extended Bridge Notes has been fully amortized.

Senior Secured Convertible Notes

On June 8, 2020, pursuant to a securities purchase agreement (the “Purchase Agreement”) between the Company and certain accredited investors (the “Investors”), the Company issued two senior secured convertible notes (the “Senior Notes”) with an aggregate principal balance of $9,600,000 and immediately vested five-year warrants to purchase an aggregate 1,454,546 shares of common stock at an exercise price of $4.125 per share for net cash proceeds of $9,000,000. The Senior Notes are secured by the assets of the Company, bear interest at 8% per annum and mature on June 8, 2022, with an aggregate of $1,536,000 of interest guaranteed to be paid to the Investors. The Purchase Agreement contains customary representations and warranties, and the Company agreed it would not take on additional debt from third parties without the Investors’ written approval, subject to certain exceptions for ordinary course trade debt. The Company also agreed to use 35% of the proceeds from future financings in excess of $3 million (or $5 million if approved by the Investors) to pay down the outstanding balance on the Loan. The Company reserves its rights under the Purchase Agreement to consummate, subject to certain exceptions, a debtor or equity offering of up to $5 million in the future.

The Senior Notes and two years of interest are payable in equal monthly installments (the “Monthly Redemption Payment”), commencing on August 7, 2020. Each Monthly Redemption Payment may be paid at the Company’s option in cash, or in shares of common stock (the “Stock Settlement Option”) at a price equal to 87% of the lowest daily volume weighted average price in the 10 days prior to the scheduled payment date (the “Stock Settlement Price”), provided that (i) the Company gives thirty days written irrevocable notice prior to the Monthly Redemption Payment (the “Monthly Redemption Notice”), (ii) all amounts due have been paid timely, (iii) there are sufficient number of authorized shares available to be issued, (iv) the Investors do not possess any material non-public information at the time the Company issues the common stock, and (v) the Company’s shares have met certain minimum volume and closing price thresholds. The Stock Settlement Price cannot be lower than $0.734 per share. Monthly Redemption Payments paid in cash require the payment of a 10% premium in addition to the monthly installment.

Each Investor may accelerate up to four Monthly Redemption Payments in any calendar month and may elect to have such accelerated Monthly Redemption Payments paid in shares of the Company’s common stock at the Stock Settlement Price of the contemporaneous or immediately prior Monthly Redemption Payment, instead of in cash.

The Senior Notes are convertible at each Investor’s option, in whole or in part, and from time to time, into shares of the Company’s common stock (the “Holder Conversion Option” and together, with the Stock Settlement Option, the “ECOs”) at $3.30 per share (subject to adjustment to convert at the same price as any subsequent issuances of Company common stock at a lower issuance price, subject to certain exceptions) (the “Holder Conversion Price”); provided, however, that the parties may not affect any such conversion that would result in an Investor (together with its affiliates) owning in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the conversion (the “Beneficial Ownership Limitation”). Each Investor, upon notice to the Company, may elect to increase or decrease its Beneficial Ownership Limitation, provided that the Beneficial Ownership Limitation may not exceed 9.99%. The Company determined that the ECOs contained a beneficial conversion feature (“BCF”) in the amount of $523,636, which was credited to additional paid in capital.

Upon the issuance of the Senior Notes, the Company recorded a debt discount at issuance in the aggregate amount $6,296,555, consisting of (i) the $600,000 difference between the aggregate principal amount of the Senior Notes and the cash proceeds received, (ii) the relative fair value of the warrants of $1,205,959 (which were credited to additional paid in capital), (iii) two years’ guaranteed interest of $1,536,000 (credited to interest payable), (iv) the BCF of $523,636 (credited to additional paid in capital), (v) non-cash interest in the amount of $1,664,000, representing the difference between the anticipated issuance date fair value of common stock issued and the Stock Settlement Price, for Monthly Redemption Payments (credited to interest payable), and (vi) financing costs of $766,961. The debt discount is being amortized using the effective interest method over the term of the Senior Notes. During the three and nine months ended September 30, 2020, the Company recorded amortization of debt discount of $1,219,323 and $1,472,766, respectively, related to the Senior Notes, and recorded an extinguishment loss of $1,733,768 and $1,733,768, respectively, in connection with the extinguishment of Senior Notes resulting from accelerated Monthly Redemption Payments. Debt discount in the amount of $3,090,021 remains to be amortized as of September 30, 2020.

During the three and nine months ended September 30, 2020, the Company issued 3,161,970 shares of its common stock, as Monthly Redemption Payments in satisfaction of aggregate amount of $3,927,273 of principal and $628,364 interest payable owed on the Senior Notes, of which 2,472,302 shares were issued in connection with accelerated Monthly Redemption Payments in the aggregate amount of $3,543,273 (representing $3,054,546 and $488,727 of principal and interest, respectively). The Company recorded additional non-cash interest expense in the amount of $183,373 in connection with Monthly Redemption Payments during the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, gross principal and guaranteed interest of $5,672,727 and $907,636, respectively, remains outstanding on the Senior Notes and is payable in 12 monthly installments through September 1, 2021.

Note 8 – Bridge Note Payable

The Bridge Note Payable consists of the Amended Bridge Note (see Note 7 – Convertible Debt and Convertible Debt, Related Party, Convertible Bridge Notes and Convertible Bridge Notes, Related Party). The Amended Bridge Note matures on February 23, 2022. Interest on the Amended Bridge Note began to accrue on August 23, 2020 at 12% per annum (increasing to 15% per annum upon an event of default as defined in the Amended Bridge Note). Principal and interest owed under the Amended Bridge Note is not convertible into shares of the Company’s common stock. During the three and nine months ended September 30, 2020, the Company recorded interest expense of $17,742 and $17,742, respectively, in connection with the Amended Bridge Note.

Note 9 – Loans Payable

During May 2020, the Company’s subsidiaries received aggregate cash proceeds of $1,592,429 pursuant to three loans (the “PPP Loans”) provided in connection with the Paycheck Protection Program (“PPP”) under the CARES Act. The PPP Loans mature two years from their dates of issuance. Of the total principal owed under the PPP Loans, $907,129 bears interest at 0.98% per annum and $685,300 bears interest at 1.00% per annum, respectively. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. While the PPP Loans currently have two-year maturities, the amended law permits the borrower to request five-year maturities from its lenders.

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company’s subsidiaries are eligible to apply for and receive forgiveness for all or a portion of PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of PPP loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the twenty-four week period following the funding of the PPP Loan. The Company intends to use the proceeds of the PPP Loans solely for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loans, in whole or in part.

The Company recorded interest expense of $3,936 and $6,626, respectively, related to the PPP Loans during the three and nine months ended September 30, 2020.

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

E-sports, provided through Allied Esports, including multiplayer video game competitions.

Corporate.

The following tables present segment information for the three and nine months ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019:

	For the Three Months Ended September 30, 2020				For the Three Months Ended September 30, 2019
	Gaming & Entertainment	E-sports	Corporate(1)	TOTAL	Gaming & Entertainment	E-sports	Corporate(1)	TOTAL
Revenues	$5,291,419	$596,883	$-	$5,888,302	$4,137,091	$1,904,450	$-	$6,041,541
Income (Loss) from Operations	$663,919	$(1,945,413)	$(2,040,432)	$(3,321,926)	$(172,502)	$(2,984,047)	$(661,054)	$(3,817,603)

	For the Nine Months Ended September 30, 2020				For the Nine Months Ended September 30, 2019
	Gaming & Entertainment	E-sports	Corporate(1)	TOTAL	Gaming & Entertainment	E-sports	Corporate(1)	TOTAL
Revenues	$14,240,556	$2,275,086	$-	$16,515,642	$14,022,841	$5,592,094	$-	$19,614,935
Income (Loss) from Operations	$1,115,410	$(11,639,966)	$(5,665,374)	$(16,189,930)	$(1,069,712)	$(8,685,385)	$(661,054)	$(10,416,151)

	As of September 30, 2020				As of December 31, 2019
	Gaming & Entertainment	E-sports	Corporate(2)	TOTAL	Gaming & Entertainment	E-sports	Corporate (2)	TOTAL
Total Assets	$36,673,898	$27,470,708	$1,142,267	$65,286,873	$39,290,001	$28,852,158	$3,178,915	$71,321,074

(1)	Unallocated corporate operating losses result from general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from the Company’s identified segments and are included are included in total operating costs and expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

(2)	Unallocated corporate assets not directly attributable to any one of the business segments.

One customer of the Gaming and Entertainment segment accounted for 14% and 16%, respectively, of that segment’s revenues and during the three and nine months ended September 30, 2020, respectively, and accounted for 13% and 14% of total Company revenues during the three and nine months ended September 30, 2020, respectively. There were no customer concentrations greater than 10% for the Gaming and Entertainment segment for the three and nine months ended September 30, 2019.

One customer of the Esports segment account for 18% and 14% of that segments revenues during the three and nine months ended September 30, 2020. There were no customer concentrations for the E-Sports segment during the three and nine months ended September 30, 2019.

During the nine months ended September 30, 2020, 10% of the Gaming and Entertainment revenues were from foreign sources.

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

On March 23, 2020, an employee of Allied Esports filed a claim in Los Angeles Superior Court alleging various employment misconduct against Allied Esports, the Company and an officer of the Company in connection with a competition hosted by Allied Esports. The claim alleged damages in excess of $3.1 million. The parties agreed to a mediation and all claims asserted against the Company by the employee for were settled on September 10, 2020 for an amount significantly less than the original claim. The matter is now closed.

Operating Leases

The Company’s aggregate rent expense incurred was $650,438 and $711,302 during the three months ended September 30, 2020 and 2019, respectively, and was $2,113,909 and $2,079,801 during the nine months ended September 30, 2020 and 2019, respectively. Of the aggregate rent incurred during the three months ended September 30, 2020 and 2019, $96,278 and $96,278, respectively, was capitalized into deferred production costs, $353,887 and $448,861, respectively, was included within in-person cost of revenues, and $200,273 and $166,163, respectively, was included within general administrative expenses on the condensed consolidated statements of operations. During the nine months ended September 30, 2020, the Company received a rent abatement in the amount of $91,667 and rent deferrals totaling $250,000 due to the impact of the COVID-19 pandemic. Of the aggregate rent incurred during the nine months ended September 30, 2020 and 2019, $288,835 and $288,835, respectively, was capitalized into deferred production costs, $1,068,440 and $1,073,864, respectively, was included within in-person cost of revenues, and $756,634 and $717,102, respectively, was included within general administrative expenses on the condensed consolidated statements of operations.

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

In connection with the TV Azteca Agreement, AESE will provide $7,000,000 to be used for various strategic initiatives including digital channel development, facility and flagship construction in Mexico, co-production of Spanish language content, platform localization, and marketing initiatives. The Company will be entitled to various revenues generated from the investment. As of September 30, 2020, the Company has paid $5,000,000.

On July 20, 2020, the Company entered into an Amendment to TV Azteca Agreement (the “Azteca Amendment). The Azteca Amendment provides that, subject to the approval of the terms of the Azteca Amendment by the Company’s Board of Directors: (i) TV Azteca waives the Company’s obligations under the Term Sheet to pay TV Azteca $1,000,000 on each of March 1, 2021 and March 1, 2022 for various strategic initiatives, and to further invest in and develop an esports platform for the Mexican market; (ii) the Company waives the 24-month lock-up that prohibits TV Azteca from selling or transferring the 763,904 shares of Company common stock TV Azteca purchased pursuant to the Share Purchase Agreement (the “Purchased Shares”); (iii) TV Azteca may sell the Purchased Shares in compliance with applicable securities laws, subject to selling at a reasonable market price and subject to a daily volume cap not to exceed 25% of the Company’s total daily Nasdaq trading volume; and (iv) if TV Azteca sells all of the Purchased Shares within a three-month period following the Company’s Board of Directors approval of the Azteca Amendment, for gross proceeds of less than $1,600,000, then on March 1, 2021, the Company shall contribute additional capital to the parties’ strategic alliance pursuant to the Term Sheet in an amount equal to such shortage.

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

The Simon Agreement and the related Escrow Agreement, as amended, permitted Simon to request the return of any funds remaining in escrow if the parties did not agree on the 2020 spending plan by March 8, 2020. On March 18, 2020, as the COVID-19 pandemic accelerated in the United States, Simon notified the escrow agent that the parties had not agreed on a 2020 spending plan and requested the return of the remaining funds in the escrow account. The escrow agent returned the remaining $3,650,000 to Simon on March 26, 2020. During the three months and nine months ended September 30, 2020, the Company recorded $0 and $3,650,000, respectively, of stock-based compensation related to the return of cash held in escrow, which is reflected in stock-based compensation expense on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Brookfield Partnership

On January 14, 2020, the Company issued 758,725 shares of its common stock to BPR Cumulus LLC, an affiliate of Brookfield Property Partners (“Brookfield”) in exchange for $5,000,000 (the “Purchase Price”) pursuant to a Share Purchase Agreement (the “Brookfield Agreement”). The Purchase Price was placed into escrow and is to be used by the Company or its subsidiaries to develop integrated esports experience venues at mutually agreed upon shopping malls owned and/or operated by Brookfield or any of its affiliates (each, an “Investor Mall”), that will include a dedicated gaming space and production capabilities to attract and to activate esports and other emerging live events (each, an “Esports Venue”). To that end, half of the Purchase Price will be released from escrow to the Company upon the execution of a written lease agreement between Brookfield and the Company for the first Esports Venue, and the other half will be released to the Company upon the execution of a written lease agreement between Brookfield and the Company for the second Esports Venue. Further, pursuant to the Brookfield Agreement, the Company must create, produce, and execute three (3) esports events during each calendar year 2020, 2021 and 2022 that will include the Company’s esports truck at one or more Investor Malls at mutually agreed times. The balance held in escrow as of September 30, 2020 is $5,000,000 and is reflected in restricted cash on the accompanying condensed consolidated balance sheet.

Amendments to Employment Agreements

On April 24, 2020, the employment agreement between the Company and the Chief Executive Officer of WPT (the “WPT CEO”) was amended such that effective as of May 1, 2020, the WPT CEO annual salary will be reduced by 10% to approximately $377,000 for a six-month period, and thereafter his full annual salary will be restored.

On April 24, 2020, the employment agreement (the “CEO Agreement”) between the Company and its Chief Executive Officer (the “CEO”), was amended such that effective May 1, 2020, the CEO’s annual salary will be reduced by 80% to $60,000 for a six-month period. On September 30, 2020, the CEO Agreement was further amended such that effective November 1, 2020, the CEO’s annual salary will be $210,000 for a six month period, and thereafter the initial annual base salary of $300,000 set forth in the CEO Agreement will be restored.

Note 12 – Stockholders’ Equity

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

On March 9, 2020, the Company provided notice to the Chairman that it had elected to exercise the Put Option to sell 1,018,848 Option Shares at a purchase price of $1.963 per share for total proceeds of $2,000,000, which was recorded as subscription receivable and common stock subscribed on the accompanying condensed consolidated balance sheet. The Option Shares were not deemed to be issued until the closing of the sale of the Option Shares on May 15, 2020. On September 29, 2020, the Company received proceeds of $21,875 from the Chairman, representing the disgorgement of short swing profits realized from the sale of shares.

Stock Options

A summary of the option activity during the nine months ended September 30, 2020 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2020	2,480,000	$4.34	9.86	$-
Granted	200,000	2.15
Exercised	-	-
Expired	-	-
Forfeited	(250,000)	4.47
Outstanding, September 30, 2020	2,430,000	$4.15	9.15	$-

Exercisable, September 30, 2020	100,000	$5.66	2.38	$-

Options outstanding and exercisable as of September 30, 2020 are as follows:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.11	80,000	-	-
$2.17	120,000	-	-
$4.09	1,890,000	-	-
$5.66	340,000	2.38	100,000
	2,430,000		100,000

Effective June 30, 2020 two of the Company’s directors (the “Resigning Members”) resigned from their positions as members of the Company’s Board of Directors. Options for the purchase of an aggregate of 20,000 shares of common stock, with a grant date value of $43,356, held by the Resigning Directors were modified such that the options will be fully vested on September 20, 2020 and will be exercisable through September 20, 2029. The Company recorded $8,386 of incremental stock-based compensation expense as a result of the option modification during the three and nine months ended September 30, 2020.

On August 7, 2020, the Company’s Board approved, in connection with its general counsel’s transition to a part-time employee, the Company’s waiver of any forfeiture of non-vested options in connection with such transition and termination of employment scheduled for February 2021, such that the options for the purchase of 170,000 shares of common stock (grant date value of $266,733) held by the Company’s general counsel will continue to vest according to their original vesting schedules and will expire ninety days after November 21, 2023. The incremental value of the modified option award of $64,093, along with the unamortized portion of the original award, will be amortized through the termination date in February 2021.

The option grants described below were issued from the Company’s 2019 Stock Incentive Plan (“Incentive Plan”).

On July 1, 2020, the Company issued ten-year options for the purchase of 80,000 shares of common stock, with a grant date value of $61,186, to two directors of the Company. The options are exercisable at $2.11 per share and have a 4-year vesting term, with 25% vesting on each anniversary of the date of grant.

On August 6, 2020, the Company issued ten-year options for the purchase of 120,000 shares of common stock, with an aggregate grant date value of $97,947 to WPT’s general counsel. The options are exercisable at $2.17 per share and have a 4-year vesting term with 25% vesting on each anniversary of the date of grant.

The grant date value of options granted during the three and nine months ended September 30, 2020 were calculated using the Black-Scholes option pricing model, with the following assumptions used:

Risk free interest rate	0.55% – 0.69%
Expected term (years)	6.25
Expected volatility	38%
Expected dividends	0.00%

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

During the three and nine months ended September 30, 2020, the Company recorded stock-based compensation expense related to stock options issued as compensation of $312,117 and $766,279 respectively, and during the three and nine months ended September 30, 2019, the Company recorded $5,940 and $5,940, respectively. As of September 30, 2020, there was $2,789,317 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the weighted average remaining vesting period of 3.2 years.

Common Stock and Restricted Common Stock

A summary of the non-vested restricted common stock activity during the nine months ended September 30, 2020 is presented below:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2020	80,393	$5.66
Granted	199,143	2.02
Vested	(80,393)	5.66
Forfeited	-	-
Non-vested balance, September 30, 2020	199,143	$2.02

The stock grants described below were issued from the Company’s Incentive Plan.

On July 1, 2020, the Company issued 18,958 shares of restricted common stock with a grant date value $40,000 to two directors of the Company. The restricted common stock remains subject to transfer and forfeiture restrictions until the shares vest on the one-year anniversary of the date of grant.

On August 7, 2020, the Company issued 50,000 shares of its common stock and 50,000 shares of restricted common stock, with an aggregate grant date value of $218,000 to its Chief Financial Officer (“CFO”). The 50,000 shares of restricted common stock have transfer and forfeiture restrictions until the shares vest in two equal installments on August 18, 2021 and August 18, 2022.

On August 7, 2020, the Company issued 217,999 shares of common stock with a grant date value of $474,000 to certain officers and employees of the Company, in satisfaction of bonus obligations incurred in previous years, which were included in accrued expenses as of December 31, 2019.

On August 7, 2020, the Company issued 94,471 shares of restricted common stock with a grant date value $205,000 to certain officers and directors. The restricted common stock remains subject to transfer and forfeiture restrictions until the shares vest on the one-year anniversary of the date of grant.

On September 24, 2020, the Company issued 35,714 shares of restricted common stock with a grant date value of $50,000 to its CFO. The restricted common stock remains subject to transfer and forfeiture restrictions until the shares vest in two equal installments on August 18, 2021 and August 18, 2022.

On September 24, 2020, the Company issued 14,286 shares of common stock to the Chairman of the Board of Directors. The common stock was immediately vested with no restrictions and had grant date value of $20,000.

The Company recorded stock-based compensation expense of $265,050 and $496,334, during the three and nine months ended September 30, 2020 respectively, and recorded stock-based compensation of $12,467, during the three and nine months ended September 30, 2019, respectively, related to restricted stock issued as compensation. As of September 30, 2020, there was $364,487 of unrecognized stock-based compensation expense related to restricted stock that will be recognized over the weighted average remaining vesting period of 1.2 years.

Warrants

A summary of warrant activity during the nine months ended September 30, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2020	18,637,003	$11.50	4.6	$-
Issued	1,454,546	4.13
Exercised	-	-
Cancelled	-	-
Outstanding, September 30, 2020	20,091,549	$10.97	3.9	$-

Exercisable, September 30, 2020	20,091,549	$10.97	3.9	$-

Warrants outstanding and exercisable as of September 30, 2020 are as follows:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$11.50	Common Stock	18,637,003	3.9	18,637,003
$4.13	Common Stock	1,454,546	4.7	1,454,546
		20,091,549		20,091,549

On June 8, 2020, the Company issued five-year warrants to purchase 1,454,546 shares of common stock (the “Warrant Shares”) at an exercise price of $4.125 per share, in connection with the issuance of Senior Notes (see Note 7 – Convertible Debt and Convertible Debt, Related Party). The warrants could be exercised on a cashless basis if there was no effective registration statement registering the Warrant Shares at the time of exercise. The registration of the Warrant Shares became effective on July 31, 2020.

The Company computed the fair value of the warrants using a Black-Scholes option pricing model using the following assumptions: expected volatility of 45%, risk-free rate of 0.45%, expected term of 5 years, and expected dividends of 0.00%.

Note 13 – Subsequent Events

From October 1, 2020 through November 2, 2020, the Company issued 1,070,091 shares of its common stock, as Monthly Redemption Payments in the aggregate amount of $1,020,364 on the Senior Notes, and 2,050,778 shares of its common stock, as accelerated Monthly Redemption Payments in the aggregate amount of $2,024,727.

On October 30, 2020, ESALV entered into an Assent Agreement to Labor Agreement (the “Assent Agreement”) with the International Alliance of Theatrical Stage Employees, Moving Pictures Technicians, Artists and Allied Crafts of the United States, its Territories and Canada, and Local 720, Las Vegas, Nevada (together, the “Union”), pursuant to which ESALV agreed that the Union would be the exclusive bargaining representative for all stagehand employees, audio visual technicians, wardrobe technicians, wardrobe dressers, and working lead persons employed by ESALV and working at Allied Esports’ flagship arena at the Luxor Hotel and Casino in Las Vegas, Nevada. The Assent Agreement provides for carveouts from the agreement in connection with third party customers or clients (including the World Poker Tour) producing events at the arena, and in connection with certain ESALV-produced events at the arena utilizing up to a maximum of six (6) regular employees of the Allied Esports group.

On November 4, 2020, the Company filed with the Delaware Secretary of State an amendment (the “Amendment”) to its Second Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of its common stock from 75,000,000 shares to 100,000,000 shares.

On November 5, 2020, Allied Esports entered into an amendment of its lease of event space in Las Vegas Nevada (the “Amended Las Vegas Lease”), pursuant to which (i) the monthly rent to be paid for the period from June 25 through December 31, 2020 (the “Rent Relief Period) was reduced to an amount equal to 20% of gross sales (excluding food sales) at the event space (the “Percentage Rent”), (ii) the initial term of the lease was extended for two additional months until May 31, 2023, and (iii) the option period to extend the lease was extended to between April 1, 2022 and September 30, 2022. Pursuant to the Amended Las Vegas Lease, if the aggregate Percentage Rent during the Rent Relief Period is less than $194,000, Allied Esports must pay the shortfall no later than December 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of Allied Esports Entertainment Inc. (the “Company”) as of September 30, 2020 and for the three months and nine months ended September 30, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2019 and for the year then ended, which are included in the amended Form 10-K/A (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 17, 2020. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

Recent Developments

COVID-19 Pandemic. The recent outbreak of the COVID-19 respiratory illness has had an adverse effect on the Company. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, such outbreak has caused people to avoid traveling to and attending our events. Allied Esports and WPT businesses have cancelled or postponed live events, and until Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada reopened on June 25, 2020 these businesses were operating online only. The arena is currently running under a modified schedule for daily play and weekly tournaments, and the WPT business continues to operate primarily online. Production of certain content has been temporarily halted. At this time, we cannot determine the extent that such outbreak may have on our operations.

TV Azteca Amended Agreement. On July 20, 2020, we entered into an Amendment to TV Azteca Agreement (the “Azteca Amendment). The Azteca Amendment provides that, subject to the approval of the terms of the Azteca Amendment by the Company’s Board of Directors: (i) TV Azteca waives our obligations under the Term Sheet to pay TV Azteca $1,000,000 on each of March 1, 2021 and March 1, 2022 for various strategic initiatives, and to further invest in and develop an esports platform for the Mexican market; (ii) we shall waive the 24-month lock-up that prohibits TV Azteca from selling or transferring the 763,904 shares of Company common stock TV Azteca purchased pursuant to the Share Purchase Agreement (the “Purchased Shares”); (iii) TV Azteca may sell the Purchased Shares in compliance with applicable securities laws, subject to selling at a reasonable market price and subject to a daily volume cap not to exceed 25% of the our total daily Nasdaq trading volume; and (iv) if TV Azteca sells all of the Purchased Shares within a three-month period following our Board of Directors approval of the Azteca Amendment, for gross proceeds of less than $1,600,000, then on March 1, 2021, we shall contribute additional capital to the parties’ strategic alliance pursuant to the Term Sheet in an amount equal to such shortage.

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

Brookfield Partnership. On January 14, 2020, we issued 758,725 shares of its common stock to BPR Cumulus LLC, an affiliate of Brookfield Property Partners (“Brookfield”) in exchange for $5,000,000 (the “Purchase Price”) pursuant to a Share Purchase Agreement. The Purchase Price was placed into escrow and is to be used by us or our subsidiaries to develop integrated esports experience venues at mutually agreed upon shopping malls owned and/or operated by Brookfield or any of its affiliates, that will include a dedicated gaming space and production capabilities to attract and to activate esports and other emerging live events.

Litigation. On March 23, 2020, an employee of Allied Esports filed a claim in Los Angeles Superior Court alleging various employment misconduct against Allied Esports, the Company, and an officer of the Company in connection with a competition being hosted by Allied Esports. The claim alleged damages in excess of $3.1 million and suggested that the defendants could be subject to punitive damages. The parties agreed to a mediation and all claims asserted against us by the employee were settled on September 10, 2020 for an amount significantly less than the original claim. The matter is now closed.

CARES Act. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which contains tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program (“PPP”), a program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to provide support to participating businesses and increase the ability of these businesses to retain workers. During May 2020, we received aggregate cash proceeds of $1,592,429 pursuant to three loans provided in connection with the PPP (the “PPP Loans”). While the PPP Loans currently have a two-year maturity, the amended law permits each borrower to request a five-year maturity from its lender.

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, we are eligible to apply for and receive forgiveness for all or a portion of PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of PPP Loans proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and the maintenance of employee and compensation levels during the twenty-four week period following the funding of the PPP Loan. We intend to use the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that we will be able to obtain forgiveness of any PPP Loans in whole or in part.

Debt Conversion. On April 29, 2020, we entered into a Secured Convertible Note Modification and Conversion Agreement (the “Amendment 1”), with a holder of a $5,000,000 Bridge Note (the “Noteholder”), pursuant to which the Noteholder converted $2,000,000 of the principal amount of its Bridge Note into 1,250,000 shares of our common stock at a reduced conversion price of $1.60 per share. On May 22, 2020, we entered into a Secured Convertible Note Modification and Conversion Agreement No. 2 (“Amendment 2”) with the Noteholder pursuant to which the remaining principal amount of the Note ($3,000,000) was converted into 2,142,857 shares of our common stock at a reduced conversion price of $1.40 per share. Further, pursuant to Amendment 2, interest on the $5,000,000 principal owed to the Noteholder prior to conversion will continue to accrue through the original maturity date of the Bridge Note, as if the principal amount had not been converted. On June 8, 2020, we entered into Secured Convertible Note Modification Agreement No. 3 (“Amendment 3” and together with Amendment 1 and Amendment 2, the “Amendments”) with the Noteholder. Pursuant to Amendment 3, the total minimum accrued interest payable pursuant to Amendment 2 in the amount of $1,421,096 was converted into principal under the Noteholder’s Bridge Note (the “Amended Bridge Note”) The Amended Bridge Note matures on February 23, 2022. Interest on the Amended Bridge Note will accrue commencing on August 23, 2020 at 12% per annum (increasing to 15% per annum upon an event of default as defined). Principal and interest owed under the Amended Bridge Note is not convertible into shares of the Company’s common stock.

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

Extension of Bridge Notes. On June 8, 2020, the Company and the holders (the “Extending Bridge Noteholders”) of two Bridge Notes in the aggregate principal amount of $2,000,000 (together, the “Extended Bridge Notes”), each entered into a Secured Convertible Note Modification (Extension) Agreement with the Company (together, the “Bridge Note Extensions”) pursuant to which, among other things, the Extending Bridge Noteholders agreed to extend the maturity date of their respective Extended Bridge Note until February 23, 2022. Interest on the Extended Bridge Notes will continue to accrue at 12.0% per year and may be prepaid without penalty. The remaining provisions of the Extended Bridge Notes remain unchanged and in effect. One of the Extending Bridge Noteholders is Man Sha, the spouse of Frank Ng, the Company’s Chief Executive Officer and a Director.

On August 13, 2020 we paid an aggregate of $425,096 related to interest payable on the Extended Bridge Notes, such that the balance of principal and interest outstanding under the Extended Bridge Notes as of September 30, 2020 is $2,000,000 and $24,760, respectively.

Senior Secured Convertible Notes. On June 8, 2020, pursuant to a securities purchase agreement (the “Purchase Agreement”) between the Company and certain accredited investors (the “Investors”), we issued two senior secured convertible notes (the “Senior Notes”) with an aggregate principal balance of $9,600,000 and immediately vested five-year warrants to purchase an aggregate 1,454,546 shares of common stock at an exercise price of $4.125 per share for net cash proceeds of $9,000,000. The Senior Notes bear interest at 8% per annum and mature on June 8, 2022, with an aggregate of $1,536,000 of interest guaranteed to be paid to the Investors. The Purchase Agreement contains customary representations and warranties, and the Company agreed it would not take on additional debt from third parties without the Investors’ written approval, subject to certain exceptions for ordinary course trade debt. The Company also agreed to use 35% of the proceeds from future financings in excess of $3 million (or $5 million if approved by the Investors) to pay down the outstanding balance on the Senior Notes. The Company reserves its rights under the Purchase Agreement to consummate, subject to certain exceptions, a debtor or equity offering of up to $5 million in the future.

The Senior Notes and two years of interest are payable in equal monthly installments (the “Monthly Redemption Payment”), commencing on August 7, 2020. Each Monthly Redemption Payment may be paid at the Company’s option in cash, or in shares of common stock (the “Stock Settlement Option”) at a price equal to 87% of the lowest daily volume weighted average price in the 10 days prior to the scheduled payment date (the “Stock Settlement Price”), provided that (i) the Company gives thirty days written irrevocable notice (the “Monthly Redemption Notice”), (ii) all amounts due have been paid timely, (iii) there are sufficient number of authorized shares available to be issued, (iv) the Investors do not possess any material non-public information at the time the Company issues the common stock, and (v) the Company’s shares have met certain minimum volume and closing price thresholds. The Stock Settlement Price cannot be lower than $0.734 per share. Monthly Redemption Payments paid in cash require the payment of a 10% premium in addition to the monthly installment.

Each Investor may accelerate up to four Monthly Redemption Payments in any calendar month and may elect to have such accelerated Monthly Redemption Payments paid in shares of the Company’s common stock at the Stock Settlement Price of the contemporaneous or immediately prior Monthly Redemption Payment, instead of in cash.

The Senior Notes are convertible at each Investor’s option, in whole or in part, and from time to time, into shares of the Company’s common stock (the “Holder Conversion Option” and together, with the Stock Settlement Option, the “ECOs”) at $3.30 per share (subject to adjustment to convert at the same price as any subsequent issuances of Company common stock at a lower issuance price, subject to certain exceptions) (the “Holder Conversion Price”); provided, however, that the parties may not affect any such conversion that would result in an Investor (together with its affiliates) owning in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the conversion (the “Beneficial Ownership Limitation”). Each Investor, upon notice to the Company, may elect to increase or decrease its Beneficial Ownership Limitation, provided that the Beneficial Ownership Limitation may not exceed 9.99%.

Between August 7 and November 2, 2020, we issued 6,282,839 shares of our common stock, as redemption payments on the Senior Notes, of which 4,532,080 shares were issued in connection with accelerated Monthly Redemption Payments.

Additional Common Stock Issuance. On May 15, 2020, the Company closed on a sale of 1,018,848 shares of common stock to the Company’s Chairman of the Board, in exchange for $2,000,000 of cash proceeds, pursuant to the Company’s March 9, 2020 exercise of a February 25, 2020 put option agreement.

On September 29, 2020, the Company received proceeds of $21,875 from the Chairman, representing the disgorgement of short swing profits realized from the sale of shares.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2020 Compared With the Three Months Ended September 30, 2019

	For the			Percentage of Revenue
	Three Months Ended			Three Months Ended
	September 30,		Increase	September 30,
in thousands, except for percentage of revenue data	2020	2019	(Decrease)	2020	2019

Revenues:
In-person	$697	$2,587	$(1,890)	12%	43%
Multiplatform content	1,264	1,032	232	21%	17%
Interactive	3,927	2,423	1,504	67%	40%
Total Revenues	5,888	6,042	(154)	100%	100%
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	640	1,197	(557)	11%	20%
Multiplatform content (exclusive of depreciation and amortization)	928	787	141	16%	13%
Interactive (exclusive of depreciation and amortization)	1,250	569	681	21%	9%
Online operating expenses	330	173	157	6%	3%
Selling and marketing expenses	168	706	(538)	3%	12%
General and administrative expenses	3,578	4,693	(1,115)	61%	78%
Stock-based compensation	577	18	559	10%	0%
Depreciation and amortization	1,738	1,716	22	30%	28%
Total Costs and Expenses	9,209	9,859	(650)	156%	163%
Loss From Operations	(3,321)	(3,817)	496	(56%)	(63%)
Other (Expense) Income:
Other income	(3)	16	19	(0%)	0%
Extinguishment loss on acceleration of debt redemption	(1,734)	-	1,734	(29%)	0%
Interest expense	(1,490)	(452)	1,038	(25%)	(7%)
Total Other Expense	(3,227)	(436)	2,791	(55%)	(7%)
Net Loss	$(6,548)	$(4,253)	$2,295	(111%)	(70%)

Revenues

In-person revenues decreased by approximately $1.9 million, or 73%, to approximately $0.7 million for the three months ended September 30, 2020 from approximately $2.6 million for the three months ended September 30, 2019. The decrease in in-person revenues is primarily due to a decrease in revenue generated from in-person events, which consists of ticket, merchandising, food, and beverage revenue and sponsorship revenue, due to government mandated closures of our facilities, postponed events, and social distancing measures resulting from the COVID-19 pandemic.

Multiplatform content revenues increased by approximately $0.3 million, or 22%, to approximately $1.3 million for the three months ended September 30, 2020 from approximately $1.0 million for the three months ended September 30, 2019. Increase in multiplatform content revenues primarily related to an increase in distribution revenue from two major customers, partially offset by decreased music royalty revenues.

Interactive revenues increased by approximately $1.5 million, or 62%, to approximately $3.9 million for the three months ended September 30, 2020 from approximately $2.4 million for the three months ended September 30, 2019. The increase in interactive revenues all relates to the WPT business and is primarily attributable to the increase in subscription revenue and increased online participation related to social gaming revenue due to the mandatory quarantine and stay-at-home measures imposed as a result of the COVID-19 pandemic.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $0.6 million, or 47%, to approximately $0.6 million for the three months ended September 30, 2020 from approximately $1.2 million for the three months ended September 30, 2019. The decrease in in-person costs is primarily related to the decrease in in-person revenues due to the postponement or cancellation of events and the reduced capacity and temporary closure of Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada due to the COVID-19 pandemic.

Multiplatform content costs (exclusive of depreciation and amortization) increased by approximately $0.1 million, or 18%, to approximately $0.9 million for the three months ended September 30, 2020 from approximately $0.8 million for the three months ended September 30, 2019. Certain film production costs are deferred when incurred and are amortized in the proportion of the current year revenues to management’s estimate of ultimate revenue to be recognized from the related production. Increases in estimated ultimate revenues result in a lower amortization rate, and less amortization of capitalized costs, while decreases in estimated ultimate revenues increase the amortization rate and result in higher amortization of capitalized costs. During the three months ended September 30, 2020, management reduced its estimate of ultimate revenues to be earned in connection with certain productions, which resulted in an increase in amortization of capitalized costs during the period.

Interactive costs (exclusive of depreciation and amortization) increased by approximately $0.7 million, or 120%, to approximately $1.3 million for the three months ended September 30, 2020 from approximately $0.6 million for the three months ended September 30, 2019, primarily in connection with increased interactive revenues during the period. Beginning in June 2020, the Company introduced a new poker subscription service, resulting in higher prize pools and revenue share costs. The Company expects that margins related to the new platform will improve as it gains recognition.

Online operating expenses increased by approximately $0.1 million, or 91%, to approximately $0.3 million for the three months ended September 30, 2020 from approximately $0.2 million for the three months ended September 30, 2019, primarily related to increased software maintenance expenses.

Selling and marketing expenses decreased by approximately $0.5 million, or 76%, to approximately $0.2 million for the three months ended September 30, 2020 from approximately $0.7 million for the three months ended September 30, 2019, primarily due to the decrease in events held during 2020 as a result of the COVID-19 pandemic.

General and administrative expenses decreased by approximately $1.1 million, or 23%, to approximately $3.6 million for the three months ended September 30, 2020 from approximately $4.7 million for the three months ended September 30, 2019. The decrease in general and administrative costs primarily results from decreases in accounting, legal, and consulting fees incurred in connection with the Merger during the three months ended September 30, 2019, decreases in travel, meals, and entertainment as a result of the COVID-19 pandemic, and decreases in bonuses earned during the period.

Stock-based compensation increased by approximately $0.6 million to approximately $0.6 million for the three months ended September 30, 2020, from approximately $18 thousand for the three months ended September 30, 2019, which represents the amortization of stock options and restricted stock which were granted during September 2019 and during the third quarter of 2020.

Depreciation and amortization was approximately $1.7 million for the three months ended September 30, 2020 and 2019.

Other income (expense)

Other expense increased by approximately $2.8 million, or 640%, to approximately $3.2 million for the three months ended September 30, 2020, from approximately $0.4 million for the three months ended September 30, 2019.

Extinguishment loss on acceleration of debt redemption of approximately $1.7 million during the three months ended September 30, 2020, resulted from the from acceleration of monthly payments on the Senior Secured notes that were issued in June 2020. There was no extinguishment loss recorded for the three months ended September 30, 2019.

Interest expense increased by approximately $1.0 million, or 230%, to approximately $1.5 million for the three months ended September 30, 2020, from approximately $0.5 million for the three months ended September 30, 2019. The increase was primarily due to the amortization of debt discount on the Senior Notes issued in June 2020. Debt discount on the Senior Notes initially aggregated to approximately $6.3 million and is being amortized over the term of the Senior Notes.

Results of Operations for the Nine months Ended September 30, 2020 Compared With the Nine months Ended September 30, 2019

	For the			Percentage of Revenue
	Nine Months Ended			Nine Months Ended
	September 30,		Increase	September 30,
in thousands, except for percentage of revenue data	2020	2019	(Decrease)	2020	2019

Revenues:
In-person	$3,701	$8,554	$(4,853)	22%	44%
Multiplatform content	3,187	3,874	(687)	19%	20%
Interactive	9,628	7,187	2,441	58%	37%
Total Revenues	16,516	19,615	(3,099)	100%	100%
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	2,135	3,335	(1,200)	13%	17%
Multiplatform content (exclusive of depreciation and amortization)	1,954	2,908	(954)	12%	15%
Interactive (exclusive of depreciation and amortization)	2,983	1,976	1,007	18%	10%
Online operating expenses	994	401	593	6%	2%
Selling and marketing expenses	1,093	2,393	(1,300)	7%	12%
General and administrative expenses	12,165	13,266	(1,101)	74%	68%
Stock-based compensation	4,913	18	4,895	30%	0%
Depreciation and amortization	5,330	5,134	196	32%	26%
Impairment of investment in ESA	1,139	600	539	7%	3%
Total Costs and Expenses	32,706	30,031	2,675	198%	153%
Loss From Operations	(16,190)	(10,416)	(5,775)	(98%)	(53%)
Other Income (Expense):
Other income	1	15	14	0%	0%
Conversion inducement expense	(5,247)	-	5,247	32%	0%
Extinguishment loss on acceleration of debt redemption	(1,734)	-	1,734	10%	0%
Interest expense	(3,036)	(518)	2,518	18%	(3%)
Total Other Expense	(10,016)	(503)	9,513	61%	(3%)
Net Loss	$(26,206)	$(10,919)	$15,287	(159%)	(56%)

Revenues

In-person revenues decreased by approximately $4.9 million, or 57% to approximately $3.7 million for the nine months ended September 30, 2020 from approximately $8.6 million for the nine months ended September 30, 2019. The decrease in in-person revenues is primarily due to a decrease in revenue generated from in-person events, which consists of ticket, merchandising, food, and beverage revenue and sponsorship revenue, due to government mandated closures of our facilities, postponed events, and social distancing measures resulting from the COVID-19 pandemic.

Multiplatform content revenues decreased by approximately $0.7 million, or 18%, to approximately $3.2 million for the nine months ended September 30, 2020 from approximately $3.9 million for the nine months ended September 30, 2019, primarily related to decreased music royalty revenues. Music royalties are estimated each quarter and are subsequently trued up when actual royalties earned are reported to the Company. There was a $0.6 million decrease in music royalties recorded during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, as the result of true up charges recorded in each of the periods.

Interactive revenues increased by approximately $2.4 million, or 34%, to approximately $9.6 million for the nine months ended September 30, 2020 from approximately $7.2 million for the nine months ended September 30, 2019. The increase in interactive revenues all relates to the WPT business and is primarily attributable to the increase in subscription revenue and increased online participation related to social gaming revenue due to the mandatory quarantine and stay-at-home measures imposed as a result of the COVID-19 pandemic.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $1.2 million, or 36%, to approximately $2.1 million for the nine months ended September 30, 2020 from approximately $3.3 million for the nine months ended September 30, 2019. The decrease in in-person costs is primarily related to the decrease in in-person revenues due to the postponement or cancellation of events and the temporary closure of, and reduced capacity at, Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada due to the COVID-19 pandemic.

Multiplatform content costs (exclusive of depreciation and amortization) decreased by approximately $0.9 million, or 33%, to approximately $2.0 million for the nine months ended September 30, 2020 from approximately $2.9 million for the nine months ended September 30, 2019, primarily due to a decrease in production costs related to television content, since production of content was temporarily stopped as a result of the COVID-19 pandemic.

Interactive costs (exclusive of depreciation and amortization) increased by approximately $1.0 million, or 51%, to approximately $3.0 million for the nine months ended September 30, 2020 from approximately $2.0 million for the nine months ended September 30, 2019, primarily in connection with increased interactive revenues during the period.

Online operating expenses increased by approximately $0.6 million, or 148%, to approximately $1.0 million for the nine months ended September 30, 2020 from approximately $0.4 million for the nine months ended September 30, 2019, primarily related to increased software maintenance expenses.

Selling and marketing expenses decreased by approximately $1.3 million, or 54%, to approximately $1.1 million for the nine months ended September 30, 2020 from approximately $2.4 million for the nine months ended September 30, 2019, primarily due to the decrease in events held during 2020 as a result of the COVID-19 pandemic.

General and administrative expenses decreased by approximately $1.1 million, or 8%, to approximately $12.2 million for the nine months ended September 30, 2020 from approximately $13.3 million for the nine months ended September 30, 2019. The decrease in general and administrative costs primarily results from decreases in accounting, legal, and consulting fees incurred in connection with the Merger during the nine months ended September 30, 2019, decreases in travel, meals, and entertainment as a result of the COVID-19 pandemic, and decreases in bonuses earned during the period.

Stock-based compensation increased by approximately $4.9 million to approximately $4.9 million for the nine months ended September 30, 2020, from approximately $18 thousand for the nine months ended September 30, 2019. Of the $4.9 million of stock-based compensation recognized during the nine months ended September 30, 2020, approximately $1.3 million related to the amortization of stock options and restricted stock, and approximately $3.7 million was recognized upon the return of cash held in escrow in connection with an escrow agreement with Simon. The $18 thousand of stock-based compensation recognized during the nine months ended September 30, 2019 related to the amortization of stock options and restricted stock.

Depreciation and amortization increased by approximately $0.2 million, or 4%, to approximately $5.3 million for the nine months ended September 30, 2020, from approximately $5.1 million for the nine months ended September 30, 2019.

Impairment expense of approximately $1.1 million and $0.6 million during the nine months ended September 30, 2020 and 2019, respectively, related to our investment in Esports Arena LLC (“ESA”).

 Other income (expense)

Other expense increased by approximately $9.5 million to approximately $10.0 million for the nine months ended September 30, 2020, from approximately $0.5 million for the nine months ended September 30, 2019.

Extinguishment loss on acceleration of debt redemption of approximately $1.7 million during the nine months ended September 30, 2020, resulted from the from acceleration of monthly payments on the Senior Notes during the period. There was no extinguishment loss on acceleration of debt redemption recorded for the nine months ended September 30, 2019.

Conversion inducement expense of approximately $5.2 million during the nine months ended September 30, 2020, resulted from the reduction in the conversion price and the increase in interest payable to induce conversion of certain convertible debt converted during the period. There was no conversion inducement expense recorded for the nine months ended September 30, 2019.

Interest expense was approximately $3.0 million for the nine months ended September 30, 2020, compared to approximately $0.5 million for the nine months ended September 30, 2019. The increase was primarily due to the amortization of debt discount on the Senior Notes issued in June 2020. Debt discount on the Senior Notes initially aggregated to approximately $6.3 million and is being amortized over the term of the Senior Notes.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital at September 30, 2020 and December 31, 2019, respectively:

(in thousands)	September 30, 2020	December 31, 2019
Current Assets	$13,487	$15,580
Current Liabilities	$13,434	$24,627
Working Capital (Deficit)	$53	$(9,047)

The Company’s primary sources of liquidity and capital resources are cash on the balance sheet and funds raised through debt or equity financing.

As of September 30, 2020, we had cash and working capital of approximately $5.8 million (excluding approximately $5.0 million of restricted cash) and $53 thousand, respectively. Current liabilities include Senior Notes in the gross principal amount of $5.7 million which is payable in 12 monthly installments through September 1, 2021, and for which certain payments can be accelerated at the option of the lender. As of September 30, 2020, the Company also has a Bridge Note outstanding in the amount of approximately $1.4 million and convertible debt in the aggregate amount of $2.0 million, which mature on February 23, 2022, and loans payable in the aggregate amount of $1.6 million outstanding under the Paycheck Protection Program as described below, which are due in monthly installments beginning in November and continuing through April 2022. For the nine months ended September 30, 2020 and 2019, we incurred net losses of approximately $26.2 million and $10.9 million, respectively, and used cash in operations of approximately $6.5 million and $7.8 million, respectively. The aforementioned factors raise substantial doubt about our ability to continue as a going concern within one year after the issuance date of our condensed consolidated financial statements. During the period from October 1, 2020 and November 2, 2020, the Company issued an aggregate 3,120,869 shares of its common stock in satisfaction of $2.6 million and $0.4 million of principal and interest, owed on the Senior Notes, such that the principal owed on the Senior Notes as of November 2, 2020 is approximately $3.1 million.

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

We continue to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing or other means, including equity financing in the capital markets now available to us. However, pursuant to the terms of the Purchase Agreement in connection with the Senior Note, the Company agreed it would not take on additional debt from third parties without the Investors’ written approval, subject to certain exceptions for ordinary course trade debt. The Company also agreed to use 35% of the proceeds from future financings in excess of $3.0 million (or $5.0 million if approved by the Investors) to pay down the outstanding balance on the Senior Notes. The Company reserves its rights under the Purchase Agreement to consummate, subject to certain exceptions, a debtor or equity offering of up to $5.0 million in the future.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, such outbreak has caused people to avoid traveling to and attending our events. Allied Esports and WPT businesses have cancelled or postponed live events, and until Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada reopened on June 25, 2020 these businesses were operating online only. The arena is currently running under a modified schedule for daily play and weekly tournaments, and except for a recent WPT live event in Tokyo, the WPT business continues to operate primarily online. Production of new content has been temporarily halted. We are continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and the related impact on our operations, financial position and cash flows, as well as the impact on our employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on our operations and liquidity, at the time of issuance, the impact cannot be determined.

Paycheck Protection Program Loans

During May 2020, we received aggregate cash proceeds of $1,592,429 pursuant to three loans (the “PPP Loans”) provided in connection with the Paycheck Protection Program (“PPP”) under the CARES Act. The PPP Loans mature two years from date of issuance and bear interest at a rate of 0.98% per annum. Monthly amortized principal and interest payments are deferred for nine months after the date of disbursement. While the PPP Loans currently have a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lenders.

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, we are eligible to apply for and receive forgiveness for all or a portion of PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of PPP Loans proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the twenty-four week period following the funding of the PPP Loans. We intend to use the proceeds of the PPP Loans for Qualifying Expenses. However, no assurance is provided that we will be able to obtain forgiveness of any of the PPP Loans in whole or in part.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash (used in) provided by
Operating activities	$(6,525)	$(7,751)
Investing activities	$(4,666)	$7,930
Financing activities	$9,847	$3,653

Net Cash Used in Operating Activities

Net cash used in operating activities primarily represents the results of operations exclusive of non-cash expenses (including depreciation, amortization, bad debt expense, deferred rent, conversion inducement expense, extinguishment loss, impairment expense, stock-based compensation, non-cash interest and amortization of debt discount) and the impact of changes in operating assets and liabilities.

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019 was approximately $6.5 million and $7.8 million, respectively, representing a decrease of $1.3 million. During the nine months ended September 30, 2020 and 2019, the net cash used in operating activities was primarily attributable to the net loss of approximately $26.2 million and $10.9 million, respectively, adjusted for approximately $20.4 million and $6.1 million, respectively, of net non-cash expenses, and approximately $0.7 million and $2.9 million, respectively, of cash used to fund changes in the levels of operating assets and liabilities.

Net Cash (Used In) Provided by Investing Activities

Net cash used in investing activities primarily relates to the purchase of property and equipment and other investment activity, partially offset by lease incentive reimbursements received.

Net cash used in investing activities for the nine months ended September 30, 2020 was approximately $4.7 million as compared to net cash provided by investing activities of approximately $7.9 million for the nine months ended September 30, 2019, a difference of approximately $12.6 million. During the nine months ended September 30, 2020, we returned $3.7 million of cash held in escrow in connection with the Simon Agreement, invested $1.5 million with TV Azteca as part of our Strategic Investment Agreement, received $1.0 million in lease incentive reimbursements, and purchased $0.5 million of property and equipment and intangible assets. During the nine months ended September 30, 2019, we received $14.9 million of net cash acquired related to the Merger, partially offset by our $1.2 million investment in ESA, $3.5 million investment in TV Azteca, and purchase of $2.3 million of property and equipment and intangible assets.

Net Cash Provided By Financing Activities

Net cash provided by financing activities primarily relates to proceeds received through equity and debt financings, partially offset by repayments of debt.

Net cash provided by financing activities for the nine months ended September 30, 2020 was approximately $9.8 million as compared to net cash provided by financing activities of approximately $3.7 million for the nine months ended September 30, 2019, a difference of approximately $6.1 million. During the nine months ended September 30, 2020, we received approximately $9.0 million of proceeds from the issuance of convertible debt, $7.0 million of proceeds from the sale of our common stock, and approximately $1.6 million of proceeds received from loans payable, partially offset by approximately $7.0 million of convertible debt repayments and $0.8 million of issuance costs paid. During the nine months ended September 30, 2019, we received $4.0 million of proceeds from convertible debt, partially offset by approximately $0.3 million of repayments to our former Parent.

Capital Expenditures

We will require additional investment to facilitate our growth plans. As a result, we plan to pivot our business goals to focus on expanding and strengthening our strategic partnerships and developing other potential avenues of business, which we are in the process of finalizing. We will provide further updates in future filings as we update our business plans.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for private companies and emerging growth companies for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018 (“ASU 2018-10” and “ASU 2018-11”), and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018 (“ASU 2018-20”). ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This standard was adopted on January 1, 2020 and did not have a material impact on our consolidated financial statements or disclosures.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), to clarify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature model. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, this ASU improves disclosure requirements for convertible instruments and earnings-per-share guidance. The ASU also revises the derivative scope exception guidance to reduce form-over-substance-based accounting conclusions driven by remote contingent events. The amendments in this update are effective for us in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption will be permitted, but no earlier than for fiscal years beginning after December 15, 2020. We are currently evaluating the impact that this guidance will have on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Despite not conducting a formal assessment regarding internal control over financial reporting, management identified the following material weaknesses as of December 31, 2019, which persist as of September 30, 2020:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 23, 2020, an employee of Allied Esports filed a claim in Los Angeles Superior Court alleging various employment misconduct against Allied Esports, the Company and an officer of Allied Esports in connection with a competition being hosted by Allied Esports. The claim alleged damages in excess of $3.1 million and suggested that the defendants could be subject to punitive damages. The parties agreed to a mediation and all claims asserted against us by the employee for were settled on September 10, 2020 for an amount significantly less than the original claim. The matter is now closed.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our amended Annual Report on Form 10-K/A for the year ended December 31, 2019, filed with the SEC on March 17, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 4, 2020, the Company filed with the Delaware Secretary of State an amendment (the “Amendment”) to its Second Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of its common stock from 75,000,000 shares to 100,000,000 shares. A copy of the Amendment is filed as Exhibit 3.1 to this Current Report.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
99.1*	Press Release
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED ESPORTS ENTERTAINMENT, INC.

Dated: November 9, 2020	By:	/s/ Frank Ng
Frank Ng, Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2020	By:	/s/ Anthony Hung
Anthony Hung, Chief Financial Officer (Principal Financial Officer)