Form 10-K
period 2020-12-31
Allied Esports Entertainment, Inc.
filed 2021-04-13
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of common stock outstanding, other than shares held by affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed fiscal quarter), was approximately $21,486,413 based on the price of $2.11, the closing price on June 30, 2020. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners, are or were, in fact, affiliates of the registrant.

As of April 12, 2021, 39,139,502 shares of common stock, par value $0.0001 per share, were issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS;

RISK FACTOR SUMMARY

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

All forward-looking statements, expressed or implied, included in this Report are expressly qualified in their entirety by this cautionary note. This cautionary note should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Report.

A summary of the principal risk factors that make investing in our securities risky and might cause our actual results to differ is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in this Report.

Risks Related to the Sale Transaction

●	If the Company fails to complete the Sale Transaction, it may not be able to successfully complete another strategic transaction.

●	If we fail to complete the Sale Transaction, the Company’s business may be harmed, we may not be able to find another buyer for the WPT business and our stock price could be negatively impacted.

●	Pending the completion of the Sale Transaction, the Company may not make certain changes in the business and may not be able to enter into a business combination with another party.

●	The Company will incur significant expenses in connection with the Sale Transaction and could be required to make significant payments if the Stock Purchase Agreement is terminated under certain conditions.

●	The WPT business will be subject to the terms of a license agreement for real money gaming in Asia if the Stock Purchase Agreement is terminated under certain circumstances.

●	The announcement and pendency of the Sale Transaction, whether or not completed, may adversely affect us.

●	The Stock Purchase Agreement limits our ability to pursue alternatives to the Sale Transaction.

Risks Related to us if the Sale Transaction is Completed

●	Buyer may not honor all of its obligations under the Stock Purchase Agreement.

●	The Company will become a company with cash, investments, and our esports business, which may prove difficult for investors to evaluate our ability to achieve stated business objectives.

●	We have no current plans to pay cash dividends on our common stock with the proceeds of the Sale Transaction; as a result, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

●	Following the closing of the Sale Transaction, we will be subject to five-year non-solicitation and non-competition covenants under the Stock Purchase Agreement, which will limit our ability to operate in poker related fields.

Allied Esports Risk Factors

●	Allied Esports is subject to risks associated with operating in a rapidly developing industry and a relatively new market.

●	Allied Esports may not be able to generate sufficient revenue to achieve and sustain profitability.

●	Allied Esports generates a portion of its revenues from advertising and sponsorship. If it fails to attract more advertisers and sponsors to its live events, tournaments or content, or if advertisers or sponsors are less willing to advertise with or sponsor Allied Esports, its revenues may be adversely affected.

●	Allied Esports’ business model may not remain effective and it cannot guarantee that its future monetization strategies will be successfully implemented or generate sustainable revenues and profit.

●	The COVID-19 pandemic has disrupted the long-term growth plans of Allied Esports, and we may not be able to implement and grow our three-pillar objectives for long-term success in the near future, or event at all.

●	Allied Esports’ long-term growth strategy depends on the availability of suitable locations for its proprietary and licensed esports arenas and its ability to open new locations and operate them profitably.

●	Allied Esports has not entered into definitive license agreements with all game publishers that it currently has relationships with, and it may never do so.

●	Even if Allied Esports is able to license its brand to third party esports operators, there is a risk that those operators could damage its brand by operating esports arenas that are not at Allied Esports’ standards of operation.

●	Allied Esports’ long-term growth strategy includes deploying additional mobile arenas in the U.S. and Europe to host its tournaments and events and it must operate them profitably.

●	The nature of hosting esports events exposes Allied Esports to negative publicity or customer complaints, including in relation to, among other things, accidents, injuries or thefts at the arenas, and health and safety concerns.

●	Allied Esports’ marketing and advertising efforts may fail to resonate with gamers.

●	The esports gaming industry is competitive, and gamers may prefer competitors’ arenas, leagues, competitions or tournaments over those offered by Allied Esports.

●	Allied Esports may not provide events or tournaments with games or titles for which the esports gaming community is interested.

●	If Allied Esports fails to keep its existing gamers engaged, acquire new gamers and expand interest in its live events, leagues, tournaments and competitions, its business, its ability to achieve profitability and its prospects may be adversely affected.

●	A decline in the number of gamers may adversely affect the engagement level of gamers with Allied Esports’ tournament and entertainment platform under development and may reduce our revenue opportunities and have a material and adverse effect on our business, financial condition and results of operations.

●	There is no guarantee that Allied Esports will be able to complete its planned online esports tournament and gaming subscription platform, or that such platform once completed will be or remain popular.

●	If Allied Esports fails to maintain and enhance its brands, its business, results of operations and prospects may be materially and adversely affected.

●	If Allied Esports fails to anticipate and successfully implement new esports technologies or adopt new business strategies, technologies or methods, its business may suffer.

●	Allied Esports uses third-party services in connection with its business, and any disruption to these services could result in a disruption to its business, negative publicity and a slowdown in the growth of its users, materially and adversely affecting its business, financial condition and results of operations.

●	Allied Esports may not be able to procure the necessary permits and licenses to operate its arenas.

●	Rules and regulations governing sweepstakes, promotions and giveaways vary by state and country and these rules and regulations could restrict or eliminate Allied Esports’ ability to generate revenues on its esports gaming platform it intends to develop, which could materially and adversely impact the viability of this business.

●	Negotiations with unionized employees could delay opening or operating Allied Esports’ arenas.

●	Allied Esports’ business is subject to regulation, and changes in applicable regulations may negatively impact its business.

●	Allied Esports’ ability to attract esports events to its flagship arena may become difficult if the Nevada legislature establishes a Nevada Esports Commission, which could have a material adverse effect on our operations.

Risks Related to Allied Esports’ Intellectual Property

●	Allied Esports licenses certain brand names under agreements that will expire and may also be subject to claims of infringement of third-party intellectual property rights.

●	Allied Esports’ technology, content and brands are subject to the threat of piracy, unauthorized copying and other forms of intellectual property infringement.

●	Allied Esports may not be able to prevent others from unauthorized use of its intellectual property, which could harm our business and competitive position.

●	Allied Esports may not be able to develop compelling intellectual property content or secure media content distributors to promote, sell, and distribute such content, which could harm its business and competitive position.

Risks Related to WPT’s Current Business

●	WPT’s broadcast agreement with Fox Sports Net (“FSN”) sets a minimum level of distribution that is significantly less than the current distribution level. If WPT’s current level of distribution is reduced, the reduction could materially and adversely affect WPT’s results of operations.

●	WPT’s production costs may increase.

●	WPT’s production of its television show has been halted, and it is not known when production may resume.

●	Sinclair’s acquisition of FSN could have negative consequences on World Poker Tour.

●	There is no assurance that Sinclair will broadcast future seasons of the World Poker Tour, which would materially and adversely affect WPT’s results of operations.

●	Consumers shifting to online video on-demand services like Hulu and Netflix and away from cable could have negative consequences on World Poker Tour.

●	The ClubWPT.com business is currently heavily dependent upon television as a major source for the generation of new monthly subscribers and WPT continually seeks cost effective online and traditional marketing to generate new subscribers, which if not achieved could materially and adversely affect its results of operations.

●	WPT’s reliance on Pala Interactive LLC (“Pala”) as a third-party systems provider is subject to system security risks and business viability risks that could disrupt services provided to ClubWPT.com customers, and any such disruption could reduce WPT’s revenue, increase its expenses and harm its reputation.

●	Rules and regulations governing sweepstakes, promotions and giveaways vary by state and country and these rules and regulations could restrict or eliminate WPT’s ability to generate revenues at ClubWPT.com, which could materially and adversely impact the viability of this business.

●	WPT’s success depends in part on our brands and any future brands it may develop, and if the value of its brands were to diminish, its business would be adversely affected. Licensees of WPT’s brands may diminish the value of its brands.

●	WPT may not be able to protect the format of its episodes, its current and future brands and its other proprietary rights.

●	Early termination of WPT’s agreements with member casinos or violation by member casinos of the restrictive covenants contained in these agreements could negatively affect the size of telecast audiences and lead to declines in the performance of WPT’s other lines of business.

●	Refusal of any gaming commission to register WPT as a non-gaming vendor for its branded casino tournaments could jeopardize the ability of WPT to continue holding its events at member casinos.

●	Termination or impairment of WPT’s relationships with key licensing and strategic partners could adversely affect its revenues and results of operations.

●	The loss of the services of Adam Pliska or other key employees or on-air talent, or WPT’s failure to attract key individuals, could adversely affect its business.

●	Any disputes with the IATSE 700 Editors Union could delay finishing production of shows needing to be delivered to Sinclair or increase WPT’s costs to produce the shows.

●	WPT’s quarterly results may fluctuate, which may negatively affect the value of the common stock.

Risks Related to WPT’s Current Industry

●	WPT’s television programming may be unable to maintain a sufficient audience for a variety of reasons, many of which are beyond its control.

●	WPT’s ability to create and sponsor its television programming profitably may be negatively affected by adverse trends that apply to the television production business generally.

●	A decline in general economic conditions or the popularity of WPT’s brand of televised poker tournaments could adversely impact its business.

v

●	The political or social climate regarding gaming and poker could negatively impact WPT’s ability to negotiate future telecast license arrangements and could negatively impact its chances of renewal.

●	The television entertainment market in which WPT operates is highly competitive and competitors with greater financial resources or marketplace presence may enter this market to WPT’s detriment.

Risks Related to the Businesses of Both Allied Esports and WPT

●	Allied Esports and WPT have historically operated at a net loss on a consolidated basis, and there is no guarantee that that the consolidated company will be able to be profitable.

●	Forecasts of our market and market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, there can be no assurance that our business will grow at similar rates, or at all.

●	Any actual or perceived failure by us to comply with our privacy policies or legal or regulatory requirements in one or multiple jurisdictions could result in proceedings, actions or penalties against us.

●	Our failure to raise additional capital or generate cash flows necessary to pay debt, expand our operations and invest in new business initiatives in the future could reduce our ability to compete successfully and harm our operating results.

●	Our business depends substantially on the continuing efforts of our executive officers, key employees and qualified personnel, and our business operations may be severely disrupted if we lose the services of such personnel.

●	We may experience security breaches and cyber threats.

●	Global health threats, such as the current COVID-19 pandemic, may adversely affect the operations of our Allied Esports and WPT businesses, which could have a material adverse effect on our business.

General Risk Factors

●	The market price of shares of our common stock may be volatile, which could cause the value of your investment to decline.

●	We have no current plans to pay cash dividends on our common stock; as a result, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

●	If our operating and financial performance in any given period does not meet the guidance that we provide to the public, the market price of our common stock may decline.

●	We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

●	We incur increased costs and are subject to additional regulations and requirements as a result of being a public company, which could lower our profits or make it more difficult to run our business.

●	Ourgame International Holdings Limited owns a significant percentage of our outstanding common stock, enabling it to exert significant influence over our operations and activities, which may affect the trading price of our common stock

●	We are an “emerging growth company,” and the reduced public company reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

●	Our failure to achieve and maintain an effective system of disclosure controls and internal control over financial reporting could adversely affect our financial position and lower our stock price.

●	Increases in interest rates may cause the market price of our common stock to decline.

●	If securities or industry analysts do not publish research or reports about our business or publish negative reports, the market price of our common stock could decline.

●	You will be diluted by the future issuance of common stock, preferred stock, or securities convertible into common or preferred stock, in connection with our incentive plans, acquisitions, capital raises or otherwise.

●	The Company’s amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could limit the Company’s stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or employees.

●	Our Board of Directors’ ability to issue undesignated preferred stock and the existence of anti-takeover provisions may depress the value of our common stock.

PART I

Item 1. Business

Overview of Business

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

The Allied Esports Business

Gaming is one of the largest and fastest growing markets in the entertainment sector, with an estimated 2.7 billion gamers globally, and esports is the major driver of this growth. Esports, short for “electronic sports,” is a general label that comprises a diverse offering of competitive electronic games that gamers play against each other. Some of the popular esports games currently being played include Fortnite, League of Legends, Dota 2, Counter-Strike, Call of Duty, Overwatch and FIFA. Although you can play games on your own against the computer or console, one of the ways esports is different than the video games of old is the community and spectator nature of esports, whereby competitive play against another person — either one-on-one or in teams — that is viewed by an online and in-person audience, is a central feature of esports. Since players play against each other online, a global network of players and viewers has developed as these players compete against each other worldwide. Additionally, game developers have greatly increased the watchability of games, which has made the spectator aspect of gaming much more prevalent and further drives expansion of the gaming market. The expanded reach of high-speed Internet service and the computer technology advances in the last decade have also greatly accelerated the growth of esports. Esports has now become so popular that many colleges offer scholarships in esports and the best-known esports teams are receiving mainstream sponsorships and are being bought or invested in by celebrities, athletes and professional sports teams. The highest profile esports gamers have significant online audiences as they stream themselves playing against other players online and potentially can generate millions of dollars in sponsorship money and subscription fees from their online streaming channels. It is projected that by 2023, 646 million people will be watching esports globally, and that global esports revenue will grow to approximately $1.5 billion.

WPT successfully implemented a three-pillar strategy for over 16 years of its 18-year history. We believe this model can continue and also be applied to Allied Esports and the esports industry over time. Allied Esports intends to use those same pillars — in-person experiences, multiplatform content, and interactive services—independently and in connection with its strategic partners. The COVID-19 pandemic has caused disruption in our long-term growth plans for Allied Esports, and although our long-term strategy remains to fully implement the three-pillar strategy, we are currently focused on continuing our in-person experiences at our current arenas and developing multiplatform content. The COVID-19 pandemic has caused disruption in our long-term growth plans for Allied Esports, and although our long-term strategy remains to fully implement the three-pillar strategy, we are currently focused on continuing our in-person experiences at our current arenas and developing multiplatform content.

In June 2019, Allied Esports entered into a series of strategic transactions with Simon Equity Development, LLC and its affiliates (collectively, “Simon”), a global leader in the ownership of premier shopping, dining, entertainment, and mixed-use destinations, pursuant to which Allied Esports organized and staged an esports event program called the Simon Cup at certain Simon shopping centers in the U.S. and online. In January 2020, Allied Esports entered into a strategic partnership with Brookfield Property Partners, one of the world’s premier real estate companies, in which Allied Esports will develop integrated esports experience venues at mutually agreed upon shopping malls owned and/or operated by Brookfield or its affiliates that will include a dedicated gaming space and production capabilities to attract and to activate esports and other emerging live events. In connection with the foregoing partnership, Brookfield made a $5 million equity investment into the Company. As a result of the adverse effects that the COVID-19 pandemic has had on the short-term operations and plans of Allied Esports, Allied Esports and its strategic partners are delaying further execution on their strategic plans as the COVID-19 pandemic continues.

In-person Experiences

Allied Esports will continue delivering first-in-class live experiences to customers at Allied Esports’ branded properties worldwide. Starting with the flagship esports arena, the HyperX Esports Arena Las Vegas, the AE Studios in Germany, its on-mall esports venues – the first of which that is planned to be open at the Mall of Georgia with construction and opening dates postponed until further assessment can be made following the COVID-19 pandemic, and its affiliate arenas in China and Australia, Allied Esports offers esports fans state-of-the-art facilities to compete against other players in esports competitions, host live events with esports superstars that potentially stream to millions of viewers worldwide, produce and distribute incredible esports content with its on-site production facilities and studios and provide an attractive facility for hosting corporate events, tournaments, game launches or other events. Additionally, Allied Esports has two mobile esports arenas, which are 18-wheel semi-trailers that convert into first class esports arenas and competition stages with full content production capabilities and interactive talent studios. Through this worldwide network of arenas, Allied Esports believes it can offer customers an unmatched ability to participate in simultaneous global esports events and offer sponsors and partners a truly scalable global platform and audience to promote their businesses and products. Allied Esports’ flagship HyperX Esports Arena Las Vegas serves as a marquee destination for esports fans globally, and has become one of the most recognized esports venues in the world.

Flagship Arena. In March 2018, Allied Esports opened its first flagship arena, the HyperX Esports Arena Las Vegas, at the Luxor Casino on the Vegas strip, whose pyramid is one of the most visible landmarks in Las Vegas. This arena has 80 to 100 gaming stations, two bars, food service, private rooms, a production facility, and space for up to 1,000 people for events. The arena is custom-built for esports tournaments and has a broadcast-ready television studio to broadcast live events and produce content. Allied Esports monetizes the arena through renting the space for live events; merchandise sales; daily usage fees from day-to-day gamers using the gaming stations; tournament entry and player venue fees; food and beverage; and sponsorship (i.e., our HyperX naming rights relationship).

Affiliate Arenas. One of Allied Esports’ strategic advantages is its global network of esports arena partners, which enables it to host events and promote competitions around the world, with those competitions culminating in live events held at the flagship arena in Las Vegas. Allied Esports achieves this through its Affiliate Program, which consists of strategic partnerships with third-party esports operators around the globe. Allied Esports generally charges these affiliates an upfront fee and a minimal annual revenue share of gross revenue, starting in the second year of the operation of the venue. Allied Esports’ brand visibility and reputation have already resulted in affiliate arrangements with arenas and gaming centers in China and a multi-year agreement with Fortress Esports Pty Ltd, a new gaming, esports and entertainment venue enterprise in Australia, which opened its first affiliate arena in Melbourne in March 2020 and reopened during the COVID-19 pandemic in December 2020. This network of affiliate arenas allows Allied Esports to scale its brand penetration worldwide on a rapid basis, driving more gamers into the Allied Esports ecosystem, with minimal costs to Allied Esports. Furthermore, the content that can be produced by these affiliate arenas can be on-sold by Allied Esports, with minimal production costs.

Mobile Arenas. The mobile arenas are 18-wheeler trucks that expand out into fully functional esports arenas with event hosting, broadcasting and production capabilities. The mobility of the trucks makes them ideal for sponsors to reach a large audience in multiple locations at an economical cost. The trucks serve as mobile billboards for potential third-party sponsorship, as well as the Allied Esports brand, providing highly visible brand presence wherever they appear. Allied Esports currently has two mobile arena trucks, with the first truck based in Germany and serving the European market, and a second truck based in Las Vegas and serving the U.S. market.

Strategic Investor Events. In addition to Allied Esports utilizing in-person experiences at its flagship, mobile and affiliate arenas, Allied Esports plans to leverage its experience to develop events and content with its strategic investors, Simon Property Group and Brookfield Property Partners.

Allied Esports plans to collaborate with Brookfield Property Partners to create a new product offering focused on delivering esports experiences through integrated gaming venues and production facilities in select shopping centers around the U.S. that are owned and/or operated by Brookfield. The on-mall venues will be designed to activate esports and other emerging live events through tournament play of all levels and daily use, featuring PC and console gaming, plus full food and beverage options, and experiential retail. The venues will have the capability to be expanded into common areas for larger esports activations and live events.

In addition, on September 30, 2019, Allied Esports and Simon launched The Simon Cup, a co-branded esports competition and gaming tournament series of on-mall regional festivals combining online and in-person play at select Simon centers in the New York and Los Angeles markets, with the winners of the regionals moving on to HyperX Esports Arena Las Vegas, where the first Simon Cup Champion was crowned on November 23, 2019.

As a result of the material adverse effects that the COVID-19 pandemic has had on the short-term operations and plans of Allied Esports, Allied Esports and its strategic partners are delaying further execution on their strategic plans as the COVID-19 pandemic continues.

Multiplatform Content: Leveraging Branded Properties and Strategic Partnerships to Develop Content

Allied Esports’ worldwide network of branded esports properties provides Allied Esports with a platform to potentially develop a significant amount of content to distribute via digital live streams, broadcast and cable, and social media outlets. Allied Esports believes that its arenas will draw top-level esports talent (such as professional streamer Ninja, who was the featured talent at a successful event at Allied Esports’ Las Vegas arena in April 2018) for purposes of hosting events and developing content, which it can distribute live, post-produce into fully-produced episodic content, or repackage for over the top streaming platform and social media distribution. Allied Esports intends to monetize the content in multiple ways, including direct sales of the content, sponsorship revenue, and subscription and/or advertising fees for viewers of the content.

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

Live Streaming. Live streaming is the most popular esports content delivery channel today, as it offers the best interactive experiences for the audience. Vast improvements in technology and Internet service and speed have made live streaming with large audiences widely available today. Well-known gamers live stream themselves playing their favorite games on any of the popular streaming services (Twitch, YouTube, Facebook Gaming, etc.) to a worldwide audience. The streamers derive revenue from ad sales, sponsorship, subscription fees and gift payments from spectators. Through Allied Esports’ ecosystem of esports arenas, Allied Esports can offer streamers a large platform to put on live events that can be simultaneously streamed on both the streamer’s channels and on Allied Esports’ channels. An example is a streaming event Allied Esports held with one of the most prominent streamers in esports, Tyler Blevins, AKA Ninja, in April 2018. Famous for his streaming channel where he plays the popular esports game Fortnite, Ninja held a live event at the Las Vegas flagship arena that set records for Twitch live streams, with over 667,000 peak concurrent viewers and 2.4 million unique viewers. To put those audience numbers in perspective, those numbers are significantly higher than viewership of the average regular season NBA game in 2019. Allied Esports was able to sell multiple sponsorships for the event and earned significant revenue from the food and beverage, merchandise sales and usage fees from the gaming stations. Although large audiences can be garnered through these live event streams, there are limitations on the streams, as they have a one-and-done nature; repeat viewing is not popular for these events, which limits the sponsorship opportunities.

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

Interactive Services: Developing an Esports Entertainment Platform

Allied Esports intends to develop its own online platform where esports players and fans can watch, play and win with other members of the esports community and top esports personalities. The online platform will enable fans to compete against each other as well as participate in esports programs starring their favorite players. Subscriptions will provide members with exclusive access to numerous unique and proprietary experiences, products and services that are not available outside of Allied Esports’ ecosystem, such as exclusive online content, member-only tournaments, prizes and cash awards, exclusive live event and merchandise access, exclusive opportunities to be part of our entertainment programming, VIP treatment at Allied Esports’ arenas, and much more. Allied Esports intends to use the authenticity and reach driven by its in-person experiences and content viewership to drive platform adoption by esports fans. Allied Esports’ executive team has years of experience developing online platforms — its CEO, Frank Ng, has managed and run online platforms with approximately 700 million registered users in China for over 14 years, and its COO, David Moon, has produced, published and operated numerous game services for over 20 years, including helping build NHN Corporation’s global footprint to over 1 million concurrent users. Furthermore, WPT has developed and operated its subscription platform for poker fans, ClubWPT, since 2010, and developed and operated a social poker product, PlayWPT, starting in 2016. PlayWPT was licensed to a third party in May of 2018.

The WPT Business

The Company owns the World Poker Tour® (WPT®) — a premier name in internationally televised gaming and entertainment with brand presence in land-based poker tournaments, television, online and mobile. A leading innovator in the sport of poker since 2002, WPT helped ignite the global poker boom with the creation of a unique television show based on a series of high-stakes poker tournaments. WPT’s Tour Events are held at locations throughout the world and have awarded more than one billion in prize dollars in its 18-year history. WPT has broadcast globally in more than 150 countries and territories, and is currently producing its 18th season, which airs on FOX Sports Regional Networks in the United States. Season 18 of WPT is sponsored by its online subscription-based poker service, ClubWPT.com. WPT offers a suite of online poker services which it operates by itself and through its partners offering consumers the ability to access gaming content on a year-round 24/7 basis. ClubWPT.com is a unique online membership site that offers inside access to the WPT, as well as a sweepstakes-based poker club available in 43 states and territories across the United States, Australia, Canada, France and the United Kingdom, with innovative features and state-of-the-art creative elements inspired by WPT’s 18 years of experience in gaming entertainment. In June 2020, ClubWPT launched a premium level of ClubWPT membership called ClubWPT Diamond, which allows members to play for larger prize pools, more qualifying seats to official WPT live events, and exclusive line-ups of unique experience packages. In addition, WPT licenses its brand to social gaming sites through partners like Zynga as well as to educational learning platforms such as LearnWPT. These online products are scalable and offer geographic access that might be limited if WPT relied on tour stop participation alone. Additionally, WPT benefits from managing its own distribution business which currently has more than 1,100 hours of broadcast-ready content, and offers demographically similar programming to its poker content, such as esports, golf and MMA. WPT uses this large suite of programming as leverage to seek preferred airtimes on its various distribution channels where it may promote its online products or offer airtime to sponsors in territories they seek to enter. WPT also participates in strategic brand license, partnership, sponsorship opportunities and music licensing. As described below, WPT applies a three-pillar model of in-person experiences, developing multiplatform content and providing interactive services, to the sport of poker.

In-person Experiences: Worldwide Poker Tournaments

World Poker Tour Events. The WPT is a sports league of affiliated poker tournaments that are held at prestigious casinos and poker rooms around the world. WPT licenses the WPT brand to these casinos and card rooms so that they can brand their poker tournaments as WPT events, and these events are integrated into WPT’s tour. These events form the backbone of WPT’s brand identity and have turned the WPT into one of the most recognizable names in gaming. WPT has developed different types of tours, generally distinguishable by the size of the buy-in for competitors in the applicable tour’s events. The WPT Main Tour events generally have the biggest buy-ins (usually between $3,500 and $10,000), are held at the largest and most prestigious casinos and card rooms and are attended by many of the top professional poker players in the world. The WPT DeepStacks Tour and WPT500 events are smaller than Main Tour events, with buy-ins ranging from $300 to $1,000, and are meant to cater to the lower- to medium-stakes players. In addition, through a third-party licensing arrangement, WPT licenses its name to a third party operating the WPT League, which are small bar-league poker events held at bars and clubs on a social basis. These live events create touchpoints to a large community of poker players to whom WPT can market other WPT live events, advertise and market its sponsor’s products, and push towards its interactive products. Furthermore, the live events create the content WPT uses to monetize its brand, as set forth below. The World Poker Tour live events have been postponed during the recent outbreak of the COVID-19 virus throughout the world.

Multiplatform Content: The World Poker Tour Television Shows

The Content. WPT films the final table of six participants from a select group of WPT’s Main Tour stops, where the players compete for some of the poker world’s largest tournament prize pools. We then edit the footage from these tour stops, resulting in a series of one-hour or two-hour episodes which are distributed for telecast to both domestic audiences via our broadcast agreement with Sinclair, and international television audiences via numerous international distribution agreements. WPT has an agreement with Poker Go, a prominent poker-centric online platform, pursuant to which WPT live streams many of its events to Poker Go’s customer base. Many of WPT’s live events that are not broadcast on Sinclair are live streamed on Poker Go, which ensures almost all of WPT’s events are broadcast on some format. In addition, WPT films and produces special episodes based on a variety of non-traditional poker tournaments and/or cash games, which it also distributes for telecast along with the episodes based on WPT’s regular tour stops. Furthermore, WPT produced specialized shows meant to promote and market its ClubWPT membership site, such as its “King of the Club” shows in which ClubWPT members won the right, by winning certain tournaments on the ClubWPT platform, to play against each other for cash and prizes in a single-table tournament that was filmed and broadcast on FSN. WPT also filmed and prepared for distribution another series of shows to promote ClubWPT called “Challenge the Champs”, in which ClubWPT members who qualified on the ClubWPT platform received the chance to play against former WPT Main Tour champions for cash and prizes. These episodes premiered on FSN in August and September 2019.

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

WPT Distribution Footprint. All of the WPT television programs air on Sinclair’s RSNs in the U.S., and in 33 different territories worldwide pursuant to licensing and distribution arrangements with various linear and digital networks. Virtually all of WPT’s 17-season poker library is fully available for distribution, providing hundreds of hours of top-tier broadcast grade poker sports content. WPT has greatly expanded the reach of its content by licensing it for broadcast on many digital platforms as well, such as PlutoTV, Unreel Entertainment, Samsung TV Plus, and many others. WPT does not receive fees from Sinclair for the domestic distribution of our content. Instead, WPT uses the WPT show to heavily promote its ClubWPT product and other online products and partnerships, such as Zynga’s WPT social poker game. WPT does provide Sinclair with a guaranteed revenue share from ClubWPT’s operations in exchange for significant promotion and distribution of the programs featuring ClubWPT marketing. This arrangement ensures that Sinclair has an incentive to keep WPT’s show on the air and to market and promote the show, as they share in the show’s success to the extent ClubWPT’s revenue increases. Since the ClubWPT customer base and broadcast television viewers are similar in demographics, the symbiotic relationship between Sinclair and WPT works well to keep WPT’s brand widely known and accessible to millions of people in the U.S. The Sinclair agreement also has other important broadcast requirements to ensure that WPT’s programming remains “appointment television” and airs at particular times on both the Sinclair networks and the RSNs. Internationally, some of WPT’s distribution partners pay WPT fees to broadcast content, but usually, WPT’s international revenues are based on distribution deals that pay via advertising time and sponsorship sales, as well as the intrinsic value of spreading WPT’s brand awareness worldwide. The international reach of WPT-related shows has grown meaningfully as a result of our expanding digital distribution footprint. WPT receives additional fees from our digital distribution agreements, but again see these as brand-building exercises and as avenues to get more people exposure for WPT’s online products, sponsors and advertisers. In addition to its World Poker Tour content, WPT also distributes various sports and lifestyle programming through its distribution business. As a result, WPT now controls over 1,100 hours of programming from which it may generate distribution fees, license fees, sponsorship revenue and music licensing revenue, as well as serving as a vehicle to promote its online gaming products worldwide. The ability to “bundle,” or offer large amounts of content, provides WPT distribution leverage in negotiating the amount of airings or preferred airing times of its content.

The Walt Disney Company (“Disney”) recently acquired 21st Century Fox (“FOX”). Under the terms of the acquisition, FOX’s non-regional news and sports assets, including FSN, were spun off into a new company, Fox Corporation (which is commonly referred to as “New Fox”), which remains owned by the prior FOX shareholders. The Department of Justice required Disney to sell all RSNs within ninety (90) days after the closing of the Disney/FOX acquisition. The RSNs (including FSN) were recently purchased by a joint venture company owned by Sinclair Broadcast Group and Entertainment Studios, Inc. (collectively, “Sinclair”). To date, Sinclair’s acquisition of the RSNs (including FSN) has not had any material effect on the airing of WPT’s content.

Sponsorship Revenue. Sponsorship revenue is the prime economic driver of the distribution of WPT content. WPT partners with prestigious brands, such as Dr. Pepper (soft drinks), Hublot (high-end timepieces), Corona (beer), Rockstar (energy drinks), Baccarat (fine crystal), Party Poker (online gaming in Europe), and offers them the ability to become the “Official ________ of the World Poker Tour”. The Season 17 sponsors have included Hublot, Rockstar, Baccarat, Faded Spade Poker (a playing card manufacturer), and Zynga Inc. (social gaming operator). WPT is able to seamlessly integrate its sponsors into the WPT television show by displaying sponsors on poker tables, on television sets, and specialized segments that are brought to viewers by the applicable sponsor. By integrating WPT’s sponsors into the show, WPT provides a powerful marketing tool in that viewers are seeing the sponsor as part of the show they are watching, as opposed to an advertisement that they may mute or skip if possible. WPT’s live events also offer WPT sponsors a great advertising platform to market directly to WPT players via signage, product sampling suites, flyers, and similar marketing endeavors.

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

ClubWPT. WPT’s subscription-based online club, ClubWPT.com, is operated in accordance with the principles of sweepstakes law and is available in 43 states and territories across the United States, Australia, Canada, France and the United Kingdom. A free alternative means of entry is offered for participants who wish to play in the tournaments but do not wish to purchase the other membership benefits. VIP members can play poker to win a share of $100,000 in cash and prizes every month, including seats in live WPT poker tournaments. Other benefits include access to every season of the WPT television series and all related content, discounted tickets to live events through ScoreBig, everyday savings for everyday things via the ClubWPT Entertainment Savers Guide, and other member benefits. In January of 2019, WPT added freemium social poker and casino gaming on the platform. Since that time, daily active revenue has risen steadily, and we anticipate the freemium products on the platform will be a meaningful driver of ClubWPT revenue going forward. The subscription fee for ClubWPT remains the same each month and players are not allowed to wager actual money online. One must be eighteen or older to participate. In June 2020, ClubWPT launched a premium level of ClubWPT membership called ClubWPT Diamond, which allows members to play for larger prize pools, more qualifying seats to official WPT live events, and exclusive line-up of unique experience packages.

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

Recent Developments.

On January 19, 2021, the Company and its direct and indirect wholly-owned subsidiaries, Allied Esports Media, Inc. (“Esports Media,” and together with the Company, the “Selling Parties”) and Club Services, Inc. (“CSI”), entered into a Stock Purchase Agreement (the “Original Agreement”) with Element Partners, LLC (“Buyer”), pursuant to which the Selling Parties have agreed to sell 100% of the outstanding capital stock of CSI to Buyer. CSI is the Company’s indirect wholly-owned subsidiary that directly or indirectly owns 100% of the outstanding capital stock of each of the legal entities that collectively operate or engage in the Company’s poker-related business and assets (the “WPT Business”). The proposed sale of CSI is referred to herein as the “Sale Transaction.” In connection with the Original Agreement, Buyer agreed to pay Esports Media a total purchase price of $78.25 million for the stock of CSI, including an initial purchase price at closing of $68.25 million and $10.0 million in future payments after the closing of the Sale Transaction. After the execution of the Original Agreement, the Company received multiple unsolicited competing proposals to sell the Company and/or CSI to Bally’s Corporation. As a result of such proposals and further negotiation with Buyer, the Selling Parties, CSI and Buyer entered into an Amended and Restated Stock Purchase Agreement on March 19, 2021, and thereafter amended such agreement on March 29, 2021 (as amended, the “Stock Purchase Agreement”).

Buyer has agreed to pay Esports Media a total purchase price of $105 million for the stock of CSI (the “base purchase price”) at the closing of the Sale Transaction, as further described below. The base purchase price will be adjusted to reflect the amount of CSI’s cash, indebtedness and accrued and unpaid transaction expenses as of the closing of the Sale Transaction. Buyer remitted a $10.0 million advance payment of the base purchase price upon the execution of the Stock Purchase Agreement and is required to pay the balance of the base purchase price at the closing of the Sale Transaction.

The Stock Purchase Agreement contains customary representations and warranties, covenants and indemnification provisions. The closing of the Sale Transaction is subject to closing conditions, including the approval of the Sale Transaction by the Company’s stockholders and other customary closing conditions. The Company intends to consummate the Sale Transaction shortly after obtaining stockholder approval, assuming all other conditions to the completion of the Sale Transaction have been satisfied or waived by the appropriate parties.

The Stock Purchase Agreement may be terminated by Buyer or the Company if the closing of the Sale Transaction has not occurred by September 30, 2021, or upon the occurrence of certain customary events as set forth in the Stock Purchase Agreement. Depending on the circumstances surrounding a termination of the Stock Purchase Agreement, the Buyer may be required to pay a $10.0 million non-performance fee to the Company, and the Selling Parties may be required to pay a $3.45 million termination fee to the Buyer, and the Selling Parties may be required to return to Buyer the $10.0 million advance payment of the purchase price and reimburse Buyer for up to $1.0 million of its documented out of pocket expenses incurred in connection with the authorization, preparation, negotiation, execution and performance of the Stock Purchase Agreement and the Sale Transaction.

Effective upon any termination of the Stock Purchase Agreement, other than a termination in which Buyer is required to pay a non-performance fee to us, Buyer (or its affiliate) and Peerless Media Limited, an indirect subsidiary of the Company that owns intellectual property related to the WPT Business, will enter into a 3-year brand license for Buyer’s (or its affiliate’s) use of the WPT brand in the territory of Asia for real-money gaming in exchange for revenue-based royalty payments of 20% of qualifying revenues, and minimum annual guaranteed royalty payments of $4.0 million, $6.0 million and $8.0 million for the first, second and third years, respectively. Such license will be subject to further customary terms and conditions and provide Peerless Media Limited with a $2.0 million buy-out right after the first year. In the event of any termination of the Stock Purchase Agreement under any circumstance in which the Buyer is required to pay a termination fee to us, the Company will have the option, but not the obligation, to require the Buyer to enter into such license agreement with Peerless Media Limited.

The rapid growth and popularity of gaming and esports during the COVID-19 pandemic has driven interest in the Company’s esports business, Allied Esports. In January 2021, the Company’s Board of Directors decided to explore strategic options for the esports business in order to maximize value to its stockholders, including a possible sale, and the Company has engaged a financial advisor to assist with the process. If the Company pursues and ultimately completes a sale of the esports business in addition to the sale of the WPT Business in the Sale Transaction (described below), the Company expects to proceed (likely under a new name) as a publicly traded holding company focused on using its cash resources to explore opportunities in online entertainment, including but not limited to, real money gaming and other gaming sectors. However, the Company does not plan to limit itself to any particular industry or geographic location in its efforts to identify prospective target businesses. Currently, the Company does not have any specific merger, asset acquisition, reorganization or other business combination under consideration or contemplation. At this time no potential or particular buyer has been identified to purchase the esports business, and there are no initial or ongoing negotiations in respect of the sale of the esports business.

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

Allied Esports Media, Inc. (“AEM”), a Delaware corporation, was formed in November 2018 to act as a holding company for Allied Esports International Inc. (“Allied Esports”) and immediately prior to close of the Merger (as defined below) to also include Noble Link Global Limited (“Noble Link”). Allied Esports, together with its subsidiaries described below owns and operates the esports-related businesses of AESE. Noble Link (prior to the AEM Merger) and its wholly owned subsidiaries Peerless Media Limited, Club Services, Inc. and WPT Enterprises, Inc. operate the poker-related business of AESE and are collectively referred to herein as “World Poker Tour” or “WPT.” Prior to the Merger, as described below, Noble Link and Allied Esports were subsidiaries of Ourgame International Holdings Limited (“Ourgame”).

On December 19, 2018, BRAC, Noble Link and AEM executed an Agreement and Plan of Reorganization (as amended from time to time, the “Merger Agreement”). On August 9, 2019 (the “Closing Date”), Noble Link was merged with and into AEM, with AEM being the surviving entity, which was accounted for as a common control merger (the “AEM Merger”). Further, on August 9, 2019, a subsidiary of AESE merged with AEM pursuant to the Merger Agreement, with AEM being the surviving entity (the “Merger”). The Merger was accounted for as a reverse recapitalization, and AEM is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the historical operations that are reflected in the combined financial statements prior to the Merger are those of Allied Esports and WPT. The preferred stock, common stock, additional paid in capital and earnings per share amount in the combined financial statements for the period prior to the Merger have been restated to reflect the recapitalization in accordance with the shares issued to the Former Parent as a result of the Merger. References herein to the “Company” are to the combination of AEM and WPT during the period prior to the AEM Merger and are to AESE and subsidiaries after the Merger.

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

WPT has filed five U.S. and international patent applications. One patent relating to a specially designed game table that uses integral lighting, was issued by the USPTO in 2007. Another patent, relating to systems and methods reducing fraud in electronic games having virtual currency, was issued by the USPTO in April 2020. A third patent relating to systems and methods for securing virtual currencies and enhancing electronic products, was issued by the USPTO in May 2020. WPT’s remaining patent applications relate to (1) systems and methods to reduce impact of network disruptions; and (2) systems and methods to provide multiple commentary streams for the same broadcast content.

Allied Esports has one patent in the U.S. related to systems and methods for latency in networked competitive multiplayer gaming that was issued by the UPSTO in July 2020. It has also registered approximately 45 domain names. Allied Esports has filed for trademark protection for the following marks as well: “Allied Esports” has been filed in the U.S., “Allied Esports” bold mark has been filed in China and Europe; The “Allied Esports” logos have been filed in the U.S. and Europe; the “Allied Esports Member Property Network” logo has been filed in China and Europe; the “Big Betty” logos have been registered in Europe; “E-sports Arena” have been registered in China, “Esports Superstars” logo has been filed in the U.S.; “Legend Series” logo has been filed in the U.S. and Europe; and the “Allied Esports” emblem has been filed in China and Europe.

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

Employees

As of April 11, 2021, we had approximately 114 employees, including 44 employees that operated under collective-bargaining agreements.

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

Risks Related to the Sale Transaction

If the Company fails to complete the Sale Transaction, it may not be able to successfully complete another strategic transaction.

The consummation of the proposed Sale Transaction is subject to a number of closing conditions, including that the Company’s stockholders approve the Sale Transaction. The obligation of Buyer to complete the Sale Transaction is also subject to the absence of a change in circumstances that are materially adverse to the Company’s financial condition, assets, business or results of operations. If the closing conditions for the Sale Transaction are not satisfied, then the Stock Purchase Agreement can be terminated.

If the Company does not complete the Sale Transaction, it will review all options for continuing operations, possibly including seeking to identify and effect an alternative business combination, sale of assets or another similar strategic transaction or transactions. However, the Company may not be able to consummate such an alternative transaction on favorable terms, if at all, and a third party may not offer to purchase the Company’s assets for a price equal to or greater than the price proposed to be paid by Buyer. If the Company is unable to successfully consummate one or more alternative strategic transactions relating to its business, the Company will continue to execute on its current business plan. The Company intends to continue exploring strategic options for its esports business, including the possible sale of such business.

If we fail to complete the Sale Transaction, the Company’s business may be harmed, we may not be able to find another buyer for the WPT business and our stock price could be negatively impacted

The Company cannot predict whether it will succeed in obtaining the approval of its stockholders, or that the other conditions to close the Sale Transaction will be satisfied. As a result, the Company cannot guarantee that the Sale Transaction will be completed.

Following the Company’s public announcement of the Sale Transaction, third parties may be unwilling to enter into material agreements with the Company. New and existing customers and business partners may prefer to enter into agreements with the Company’s competitors because such customers and partners perceive that its relationships are likely to be more stable. If the Company fails to complete the Sale Transaction, the failure to maintain existing relationships with our customers, suppliers and employees or enter into new relationships, may harm our business, and the results of operations, financial condition and the market price for our common stock may decline.

In addition, if we are required to pay a termination fee or expense reimbursements in connection with the termination of the Stock Purchase Agreement, we may have difficulty recouping such costs, in addition to the costs incurred in connection with negotiating the Sale Transaction.

We may not be able to find another buyer willing to pay an equivalent or higher price in an alternative transaction than the price that would be paid pursuant to the Sale Transaction. Further, we may experience negative reactions from the financial markets, which could cause a decrease in the market price of our stock, particularly if the market price reflects a market assumption that the Sale Transaction will be completed. We may also experience negative reactions from our customers, employees and vendors, which could have an adverse effect on our business.

Pending the completion of the Sale Transaction, the Company may not make certain changes in the business and may not be able to enter into a business combination with another party.

Covenants in the Stock Purchase Agreement impede the Company’s ability to enter into specified transactions that are not in the ordinary course of business pending completion of the Sale Transaction. Existing and potential customers and vendors of our poker business may delay or cease entering into transactions with our poker business until the ownership and management of the poker business is clarified and employees and other key partners in the poker business may choose to leave the poker business due to uncertainties inherent in the Sale Transaction process.

Moreover, while the Stock Purchase Agreement is in effect and subject to limited exceptions, the Company is prohibited from soliciting, initiating, encouraging, taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to, or entering into discussions or negotiations with regard to, an acquisition proposal with any third party, subject to specified exceptions. Any such acquisition proposal could be favorable to the Company’s stockholders. Bally’s Corporation has in the past made unsolicited proposals to acquire the WPT business, and the provisions of the Stock Purchase Agreement prohibit us from continuing or initiating new discussions with Bally’s Corporation, subject to the limited exceptions set forth in the Stock Purchase Agreement.

The Company will incur significant expenses in connection with the Sale Transaction and could be required to make significant payments if the Stock Purchase Agreement is terminated under certain conditions.

Depending on the circumstances surrounding a termination of the Stock Purchase Agreement, the Company may be required to pay a $3.45 million termination fee to Buyer, and we may be required to reimburse Buyer for up to $1.0 million of its documented out of pocket expenses incurred in connection with the authorization, preparation, negotiation, execution and performance of the Stock Purchase Agreement and the Sale Transaction. In addition, the Company expects to pay legal fees, accounting fees and financial and other advisory fees and expenses whether or not the Sale Transaction is completed. As a result, we may have difficulty recouping the costs incurred in connection with pursuing the Sale Transaction, and our cash position would be adversely impacted.

The WPT business will be subject to the terms of a license agreement for real money gaming in Asia if the Stock Purchase Agreement is terminated under certain circumstances.

Effective upon any termination of the Stock Purchase Agreement, other than a termination in which Buyer is required to pay a termination or non-performance fee to us, Buyer (or its affiliate) and Peerless Media Limited, an indirect subsidiary of the Company that owns intellectual property related to the WPT Business, will enter into a 3-year brand license for Buyer’s (or its affiliate’s) use of the WPT brand in the territory of Asia for real-money gaming in exchange for revenue-based royalty payments of 20% of qualifying revenues, and minimum annual guaranteed royalty payments of $4.0 million, $6.0 million and $8.0 million for the first, second and third years, respectively. Such license will be subject to further customary terms and conditions, and provide Peerless Media Limited with a $2.0 million buy-out right after the first year. In the event of any termination of the Stock Purchase Agreement under any circumstance in which the Buyer is required to pay a termination fee to us, the Company will have the option, but not obligation, to require the Buyer to into such license agreement with Peerless Media Limited. The form of the agreement governing the license is attached as Exhibit B to the Stock Purchase Agreement. The existence of the license will prevent us from pursuing and entering into a similar license in the Asian territory with another third party that may have contained terms that are more advantageous to us. In addition, if we wish to pursue a sale of the WPT Business to another purchaser after termination of the Stock Purchase Agreement, the existence of this license may deter another otherwise interested third party purchaser from pursuing an acquisition of the WPT Business, or reduce the consideration such a party would be will to pay for it.

The announcement and pendency of the Sale Transaction, whether or not completed, may adversely affect us.

The announcement and pendency of the Sale Transaction may adversely affect the trading price of our common stock, our business or our relationships with clients, customers, suppliers and employees. Third parties may be unwilling to enter into material agreements with respect to the WPT Business. Additionally, employees working in the WPT Business may become concerned about the future of the WPT Business, and lose focus or seek other employment. In addition, while the completion of the Sale Transaction is pending, we may be unable to attract and retain key personnel and our management’s focus and attention and employee resources may be diverted from operational matters or the exploration of strategic operations for our esports business, including its possible sale.

The Stock Purchase Agreement limits our ability to pursue alternatives to the Sale Transaction.

The Stock Purchase Agreement contains provisions that may make it more difficult for us to sell our entire company or the WPT Business to any party other than Element Partners, LLC. These provisions include the prohibition on our ability to solicit competing proposals and the requirement that we pay Buyer a termination fee of $3.45 million if we terminate the Stock Purchase Agreement to enter into a definitive agreement with respect to a superior proposal. These provisions could make it less advantageous for a third party that might have an interest in acquiring us or all of or a significant part of the WPT Business to consider or propose an alternative transaction, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by Buyer. Bally’s Corporation has in the past made unsolicited proposals to acquire the WPT Business, and the provisions of the Stock Purchase Agreement prohibit us from continuing or initiating new discussions with Bally’s Corporation, subject to the limited exceptions set forth in the Stock Purchase Agreement.

Risks Related to us if the Sale Transaction is Completed

Buyer may not honor all of its obligations under the Stock Purchase Agreement.

Effective upon any termination of the Stock Purchase Agreement, other than a termination in which Buyer is required to pay a termination or non-performance fee to us, Buyer (or its affiliate) and Peerless Media Limited, an indirect subsidiary of the Company that owns intellectual property related to the WPT Business, will enter into a 3-year brand license for Buyer’s (or its affiliate’s) use of the WPT brand in the territory of Asia for real-money gaming in exchange for revenue-based royalty payments of 20% of qualifying revenues, and minimum annual guaranteed royalty payments of $4.0 million, $6.0 million and $8.0 million for the first, second and third years, respectively. Such license will be subject to further customary terms and conditions, and provide Peerless Media Limited with a $2.0 million buy-out right after the first year. In the event of any termination of the Stock Purchase Agreement under any circumstance in which the Buyer is required to pay a termination fee to us, the Company will have the option, but not obligation, to require the Buyer to into such license agreement with Peerless Media Limited. The form of the agreement governing the license is attached as Exhibit B to the Stock Purchase Agreement. Buyer may not honor all of its obligations under the Stock Purchase Agreement and the licensing agreement.

The Company will become a company with cash, investments, and our esports business, which may prove difficult for investors to evaluate our ability to achieve stated business objectives.

After the Sale Transaction is completed, we will have disposed of substantially all of our operating assets other than cash, investments and our esports business. The Company recently announced that its Board of Directors has decided to explore strategic options for the esports business in order to maximize its value to stockholders, including a possible sale, and the Company has engaged a financial advisor to assist with the process. If the Company pursues and ultimately completes a sale of the esports business, we would then become a development stage company with no historic operating results. In that situation we would expect to proceed (likely under a new name) as a publicly traded holding company focused on using our cash resources to explore opportunities in online entertainment, including but not limited to, real money gaming and other gaming sectors; however, we do not plan to limit ourselves to any particular industry or geographic location in its efforts to identify prospective target businesses. Currently, however, we have no specific merger, asset acquisition, reorganization or other business combination under consideration or contemplation. We have not, nor has anyone on our behalf, had substantive discussions, formal or otherwise, with respect to such a transaction. We may be unsuccessful in pursuing acquisition targets, or acquisition targets, if acquired, may not prove to have successful operations.

We have no current plans to pay cash dividends on our common stock with the proceeds of the Sale Transaction; as a result, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We have no current plans to pay dividends on our common stock with the proceeds of the Sale Transaction. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions and other factors that our board of directors may deem relevant. As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

Following the closing of the Sale Transaction, we will be subject to five-year non-solicitation and non-competition covenants under the Stock Purchase Agreement, which will limit our ability to operate in poker related fields.

Following the closing of the Sale Transaction, we will be subject to five-year non-solicitation and non-competition covenants made in the Stock Purchase Agreement. During such five-year period, we will be prohibited from participating or engaging in, in any manner or capacity, the Restricted Business, and from soliciting the customers, suppliers or employees of the WPT Business. For this purpose, the “Restricted Business” means, generally, any business involving variants of the game of poker specified in the Stock Purchase Agreement and any activities ancillary or related to such variants of poker, including, without limitation, (i) organizing, hosting, operating, promoting, and/or conducting events relating to poker, (ii) broadcasting or distributing content relating to such events, (iii) organizing, hosting, operating, promoting, and/or conducting clubs or organizations related to poker, and (iv) commercializing products and merchandise relating to poker. While we do not believe these limitations will negatively affect our esports business, these restrictions may adversely impact our future opportunities.

Risks Related to the Current Business

In addition to the other information contained in this Report, you should carefully consider each of the risks described below. Until the close of the Sale Transaction, the Company expects to continue to execute its current business strategy with respect to its esports and poker-related business. Except as specifically described below, the following discussion of risks related to the Company does not reflect changes to the Company’s business that may occur if it consummates the Sale Transaction. Allied Esports International, Inc., together with its subsidiaries, owns and operates the esports-related businesses of AESE, and are collectively referred to as “Allied Esports.”. Peerless Media Limited, CSI and WPT Enterprises, Inc. operate the poker-related business of AESE and are collectively referred to herein as “World Poker Tour” or “WPT.”

Allied Esports Risk Factors

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

Allied Esports may not be able to generate sufficient revenue to achieve profitability.

Allied Esports expects its operating expenses to increase significantly as it continues to expand its marketing efforts and operations in existing and new geographies and vertical markets (including its online esports tournament and gaming subscription platform it intends to develop). In addition, Allied Esports expects to continue to incur significant legal, accounting and other expenses related to being a public company. If its revenue declines or fails to grow at a rate faster than these increases in operating expenses, it will not be able to achieve profitability in future periods. As a result, Allied Esports may generate losses. Allied Esports cannot assure you that it will achieve profitability.

Allied Esports generates a portion of its revenues from advertising and sponsorship. If it fails to attract more advertisers and sponsors to its live events, tournaments or content, or if advertisers or sponsors are less willing to advertise with or sponsor Allied Esports, its revenues may be adversely affected.

Allied Esports generates revenue from advertising and sponsorship, and it expects to further develop and expand its focus on these revenues in the future. These revenues partly depend on the advertisers’ willingness to advertise in the esports gaming industry. If the esports gaming advertising and sponsorship market does not continue to grow, or if Allied Esports is unable to capture and retain a sufficient share of that market, Allied Esports’ ability to achieve profitability may be materially and adversely affected. Furthermore, with unfavorable economic external factors, sponsors and advertisers may not have enough budget allocations for spending in sponsorship and advertising in esports, which would also lead to an adverse impact on Allied Esports’ revenue stream.

Allied Esports’ business model may not remain effective and it cannot guarantee that its future monetization strategies will be successfully implemented or generate sustainable revenues and profit.

Allied Esports generates revenues from advertising and sponsorship of its live events, its content, the sale of merchandising, and the operation of its esports arenas. Allied Esports has generated, and expects to continue to generate, a substantial portion of revenues using this revenue model in the near term. Although Allied Esports anticipates growth in Allied Esports’ business utilizing this revenue model, there is no guarantee that growth will continue in the future, and the demand for its offerings may change, decrease substantially or dissipate, or it may fail to anticipate and serve esports gamer demands effectively. The COVID-19 outbreak may also continue to cause the demand for our in-person events to reduce and shift demand to online gaming. Allied Esports may determine to enter into new opportunities to expand its business, including online gaming platforms, which may or may not be successful. Any such expansions involve additional risks and costs that could materially and adversely affect its business.

The COVID-19 pandemic has disrupted the long-term growth plans of Allied Esports, and we may not be able to implement and grow our three-pillar objectives for long-term success in the near future, or event at all.

The COVID-19 pandemic has caused disruption in our long-term growth plans for Allied Esports, and although our long-term strategy remains to fully implement the three-pillar strategy, we are currently focused on continuing our in-person experiences at our current arenas and developing multiplatform content. There is no guarantee that we will be able in the near future or at any point to be able to expand our in-person experience to arenas beyond those in which we are currently operating or develop a develop an esports platform.

Allied Esports’ long-term growth strategy depends on the availability of suitable locations for its proprietary and licensed esports arenas and its ability to open new locations and operate them profitably.

A key element of Allied Esports’ long-term growth strategy is to extend its brand by opening additional flagship arenas throughout the world and licensing the Allied Esports brand to third party esports arena operators, which it believes will provide attractive returns on investment. However, desirable locations may not be available at an acceptable cost. Opening these additional locations will depend upon a number of factors, many of which are beyond Allied Esports’ control, including its ability or the ability of the selected licensee to:

●	reach acceptable agreements regarding the lease of the locations;

●	comply with applicable zoning, licensing, land use and environmental regulations and orders (including those related to social distancing policies during the COVID-19 pandemic);

●	raise or have available an adequate amount of cash or currently available financing for construction and opening costs;

●	timely hire, train and retain the skilled management and other employees necessary to meet staffing needs;

●	negotiate acceptable terms with any unions representing employees;

●	obtain, for acceptable cost, required permits and approvals, including liquor licenses; and

●	efficiently manage the amount of time and money used to build and open each new location.

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

As Allied Esports licenses the Allied Esports brand to third party esports arena operators around the world, it will depend on those operators to run those arenas at a quality level similar to Allied Esports’ owned and operated arenas. Allied Esports’ strategy depends on customers associating the third party esports arenas as part of Allied Esports’ network of affiliated arenas, which it believes will expand its brand recognition and increase customers, revenue, and growth. If Allied Esports’ affiliate arenas are poorly operated, or if those operators fail to use Allied Esports’ name and branding in a manner consistent with Allied Esports’ corporate messaging and branding, or if there are safety issues or other negative occurrences at affiliate arenas, Allied Esports’ name and brand could be significantly damaged, which would make its expansion difficult and materially adversely affect its results of operations and financial condition.

Allied Esports’ long-term growth strategy includes deploying additional mobile arenas in the U.S. and Europe to host its tournaments and events and it must operate them profitably.

A key element of Allied Esports’ long-term growth strategy is to extend its brand by increasing and adding to its portfolio of mobile arenas in the U.S. and Europe, as we believe doing so will provide attractive returns on investment. Adding these mobile arenas will depend upon a number of factors, many of which are beyond Allied Esports’ control, including but not limited to our ability, or the ability of our licensees, to:

●	reach acceptable agreements regarding the lease or acquisition of the trucks that are the basis of the mobile arenas;

●	comply with applicable zoning, licensing, land use and environmental regulations and orders (including those related to social distancing policies during the COVID-19 pandemic) and obtain required permits and approvals;

●	raise or have available an adequate amount of cash or currently available financing for construction of the mobile arenas and the related operational costs;

●	timely hire, train and retain the skilled management and other employees necessary to operate the mobile arenas;

●	efficiently manage the amount of time and money used to build and operate each new mobile arena; and

●	manage the risks of road hazards, accidents, traffic violations, etc. that may impede the operations of the mobile arenas.

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

The esports gaming industry is competitive. Competitors range from established leagues and championships owned directly, as well as leagues franchised by well-known and capitalized game publishers and developers, interactive entertainment companies, diversified media companies and emerging start-ups. New competitors will likely continue to emerge. Many of these competitors may have greater financial resources than Allied Esports. If Allied Esports’ competitors develop and launch competing arenas, leagues, tournaments or competitions, Allied Esports’ revenue and margins could decline.

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

If Allied Esports fails to keep its existing gamers engaged, acquire new gamers and expand interest in its live events, leagues, tournaments and competitions, its business, its ability to achieve profitability and its prospects may be adversely affected.

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

Certain of Allied Esports’ employees are represented by one or more unions. Allied Esports will need to engage such unions to seek to employ the services of the employees on mutually acceptable terms. However, Allied Esports cannot guarantee that such negotiations will be timely concluded to avoid interruption in its tournament schedule, or that such negotiations will ultimately result in an agreement. Any failure to timely conclude the negotiations could cause a delay in Allied Esports’ ability to timely open arenas or host events. Either of these events would adversely affect Allied Esports’ ability to achieve profitability.

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

Allied Esports’ ability to attract esports events to its flagship arena may become difficult if the Nevada legislature establishes a Nevada Esports Commission, which could have a material adverse effect on our operations.

The Nevada state legislature is currently in its 81st Session and has introduced Senate Bill 165 relating to the creation of the Nevada Esports Commission, which if passed would be tasked with creating regulations overseeing esports competitions within the State. Such a move is the first of its kind in the U.S. and would promulgate regulations in areas such as integrity of competition, testing for controlled substances, qualifications for tournament organizers and participating players. The Bill's intention is to make Nevada a more attractive destination for hosting esports tournaments. However, game publishers, tournament organizers and players may not look favorably on additional regulatory requirements that result from the bill, if passed, and it could have a material adverse effect on our ability to attract esports events to Nevada, and on our operations. To date, Senate Bill 165 has not been passed.

Risks Related to Allied Esports’ Intellectual Property

Allied Esports licenses certain brand names under agreements that will expire and may also be subject to claims of infringement of third-party intellectual property rights.

Allied Esports has a three-year license with a third party, ending in July 2021, to use the names “Esports Arena Las Vegas” and “Esports Arena Drive”, which are part of the branding for its Las Vegas flagship esports arena location and its US-based mobile arena, respectively. Once that license expires, there is no assurance that Allied Esports will be able to further license those names or purchase them on satisfactory terms. Although Allied Esports intends to market and promote its esports arenas using intellectual property it owns and controls, there are no assurances that those efforts will be fruitful and that it will be able to maintain brand awareness once the license expires.

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

Currently, WPT broadcasts certain of its worldwide Main Tour events throughout the United States on FSN (whose regional sports networks, or “RSN’s” were purchased by Sinclair Broadcast Group and Entertainment Studios, Inc. (collectively, “Sinclair”), and they are also available on ClubWPT.com on demand, and on various digital streaming platforms. WPT’s programming agreement to broadcast the television series does not provide for any license fees to be paid to WPT for the broadcast rights, and contains a minimum level of distribution. Currently, WPT’s programming is broadcast significantly more frequently that the minimum threshold under the programming agreement. With no license fee in place for the distribution, WPT benefits from the program’s distribution and promotion of WPT’s online products (ClubWPT) and generates fees from sponsors by integrating sponsor logos and other advertising materials into its programs and around the broadcast of the shows through music royalties and distribution of the shows in other markets. The Season 17 sponsors included Hublot S.A., a luxury watch maker, Rockstar, Inc., an energy drink company, Baccarat, Inc., a manufacturer and retailer of fine crystal, Faded Spade Poker, LLC, a playing card manufacturer, and Zynga Inc., a social gaming operator. If WPT’s level of distribution were reduced by Sinclair, the value of the foregoing would be significantly reduced and it may be difficult for WPT to find sponsors on terms acceptable to WPT, or at all.

WPT’s production costs may increase.

In May 2016, WPT entered into a programming agreement for FSN (now Sinclair) to broadcast Seasons 15 through 18 of the WPT television series through calendar year 2021 on terms that are similar to the prior programming agreement discussed above. WPT may be required to pay the cost to produce these shows for Sinclair and depending on the amount of the related revenues it is able to generate, the lack of license fees could have a material adverse effect on WPT’s financial condition, results of operations and cash flows.

WPT’s production of its television show has been halted, and it is not known when production may resume.

Due to the ongoing COVID-19 pandemic, WPT has been unable to film and produce final tables from some of its previous main tour events. Although WPT anticipates filming those final tables in 2021, there is no way to predict when or if WPT will be able to film those final tables. Furthermore, the casino partners from whose events those final tables derive, as well as the players that are waiting to play such final tables, may decide not to play the final table and split the prize money, or enter into other arrangements that will make it difficult to film such final tables. If WPT cannot film those final tables, and if its production of future final tables remain in jeopardy due to COVID-19 or other factors, WPT may not be able to meet its obligations to the distributors of its content, its sponsors, or its casino partners, which could have a material adverse effect on WPT’s financial condition and future business prospects.

Sinclair’s acquisition of FSN could have negative consequences on World Poker Tour.

The Walt Disney Company (“Disney”) recently acquired 21st Century Fox (“FOX”). Under the terms of the acquisition, FOX’s non-regional news and sports assets, including FSN, were spun off into a new company, Fox Corporation (which is commonly referred to as “New Fox”), which remains owned by the prior FOX shareholders. The Department of Justice required Disney to sell all RSNs obtained as part of the acquisition within ninety (90) days after the closing of the Disney/FOX acquisition. WPT’s programming agreement with FSN’s owner requires FSN to ensure WPT’s programming reaches a certain amount of households, which requires FSN’s owner to ensure we are broadcast on the RSNs. The FSN agreement also has other important broadcast requirements to ensure that WPT’s programming remains “appointment television” and airs at particular times on both the FSN networks and the RSNs. The RSNs (including FSN) were ultimately purchased by a joint venture company owned by Sinclair. Although Sinclair purchased all or substantially all of FOX’s RSNs, it will be difficult to ensure WPT’s programming is carried on all of the RSNs, or at the times and dates WPT finds desirable. Even though WPT’s FSN programming agreement will remain an enforceable obligation against Sinclair, there is no assurance that Sinclair will continue to broadcast WPT’s programming on FSN on terms WPT finds reasonable, if at all. Furthermore, the sale of the RSN’s to Sinclair and the changes to the FOX and the FSN business could negatively affect WPT’s ability to find other traditional television network distribution of the WPT shows in the United States. Any reduction or change of WPT’s distribution footprint has the potential to negatively affect its brand and associated sponsorship, marketing and promotional efforts.

There is no assurance that Sinclair will broadcast future seasons of the World Poker Tour, which would materially and adversely affect WPT’s results of operations.

In May 2016, WPT entered into an agreement for FSN (now Sinclair) to broadcast Seasons 15 through 18 of the WPT television series through calendar year 2021. If Sinclair elects to discontinue airing either series and WPT cannot replace its programming agreement with an agreement with a comparable U.S. broadcaster, it may be difficult for WPT to obtain sponsorship funds, it will be detrimental to the viability of the WPT brand and, consequently, would have a material adverse effect on WPT’s financial condition, results of operations and cash flows.

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

These agreements include WPT’s agreements with:

●	FSN (now Sinclair), pursuant to which Sinclair broadcasts the WPT television series;

●	Pala, who hosts and operates the ClubWPT product;

●	Zynga, Inc., who licenses the WPT brand for use on its social poker platform;

●	Partypoker Live Ltd., who licenses the WPT brand in connection with online and land-based poker tournaments in Europe;

●	Hugeous Mass Media, who maintains WPT’s database of music and collects music royalty revenue for WPT worldwide;

●	CaptivePlay LLC, who licenses the WPT brand in order to operate a social poker product, PlayWPT;

●	HongKong Triple Sevens Interactive Co., Ltd, who licenses the Alpha8 brand to operate a social poker product;

●	Rogers Network and Game TV, for broadcasting in key international territories such as Canada;

●	AMC and Sport 1 & 2, who license rights to broadcast the WPT television series in 10 territories in Eastern Europe; and

●	OTT (over-the-top) Platforms, specifically PLUTO TV and Samsung, where WPT earns sizeable revenues.

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

Any disputes with the IATSE 700 Editors Union could delay finishing production of shows needing to be delivered to Sinclair or increase WPT’s costs to produce the shows.

From time to time, certain of WPT’s employees involved in producing the WPT series are members of IATSE 700 Editors Union, and WPT renewed its contract with such union in August 2019 for a three-year term. Although WPT has a current union agreement in place, there is no guarantee that future disagreements with WPT’s unionized employees will not lead to any interruption in services. Any failure to timely negotiate and/or settle any such disagreements could cause a delay in WPT’s ability to timely produce the WPT series for Sinclair, and the costs to do so could increase. Either of these events would adversely affect WPT’s profitability.

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

Because WPT’s operations are affected by general economic conditions and consumer tastes, its future success is unpredictable. The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes and thus a decline in general economic conditions could, in turn, have a material adverse effect on WPT’s business, operating results and financial condition and the price of the Company’s common stock. An economic decline, including the current economic decline as a result of the global COVID-19 pandemic, could also adversely affect WPT’s corporate sponsorship business, sales of its branded merchandise and other aspects of its business.

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

Based on the uncertain regulatory environment surrounding the marketing and promotion of Internet-based casinos and card rooms to viewers in the U.S., Sinclair has final edit rights to the shows that it broadcasts. Sinclair had indicated that it will only display the “dot com” names or logos of Internet-based casinos and card rooms in its telecasts that are explicitly legal in select territories in the United States. However, if Sinclair elects not to allow the display of “dot com” logos on the WPT show, whether because of the recent DOJ opinion or otherwise, WPT may not be able to attract other Internet-based casino sponsors or retain existing online card rooms sponsoring WPT’s tour. Additionally, increased regulatory scrutiny on Internet gambling sites may eliminate these sites as sources of advertising revenue for television networks that exhibit poker-related programming, thereby potentially impacting the value of such programming to these networks. Additionally, many participants in WPT’s tournament events are sponsored by Internet-based casino sponsors and existing online card rooms. If such sponsors’ revenues are reduced, they may not be able to sponsor WPT’s tournament participants at the same level or at all, which could cause WPT’s tournament participation to decline (in terms of numbers and professional players) and the quality and distribution of our WPT series could suffer.

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

The consolidated operations of Allied Esports and the WPT have resulted in net losses of $45,058,830 and $16,738,729 for the years ended December 31, 2020 and 2019, respectively. We do not know with any degree of certainty whether or when the consolidated operations of Allied Esports and the WPT will become profitable. Even if we are able to achieve profitability in future periods, we may not be able to sustain or increase our profitability in successive periods.

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

Growth forecasts included in SEC filings relating to our market opportunities and the expected growth in those markets are subject to significant uncertainty and are based on assumptions and estimates which may prove to be inaccurate. We also plan to operate in a number of foreign markets, and a downturn in any of those markets could have a significant adverse effect on our businesses. Even if these markets meets our size estimate and experiences the forecasted growth, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth should not be taken as indicative of our future growth.

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

Although we have been able to fund our current working capital requirements through operations, debt and equity financing, there is no assurance that we will be able to do so in the future. As a result, our auditors have indicated that the above-mentioned conditions raise substantial doubt about our ability to continue as a going concern.

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

Global health threats, such as the current COVID-19 pandemic, may adversely affect the operations of our Allied Esports and WPT businesses, which could have a material adverse effect on our business.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of the COVID-19 respiratory illness first identified in Wuhan, Hubei Province, China. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and services. Specifically, as a global entertainment company that hosts numerous live events with spectators and participants in destination cities, outbreaks may cause such people to avoid traveling to our destination cities and attending our events. Sponsors of such events may also cancel such events as precautionary measures or based on guidelines from local or federal health agencies. As a result of the COVID-19 pandemic, live events to be hosted by both of our Allied Esports and WPT businesses have been cancelled. Allied Esports and WPT businesses started conducting live events again on a limited basis in June 2020. However, many other previously scheduled live events remain indefinitely postponed or have been cancelled. And at this time, we cannot determine the extent that such outbreak will continue to have on our future operations.

General Risk Factors

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

As a public company, we incur significant legal, accounting and other expenses that are not incurred by private companies, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and related rules implemented by the SEC and the Nasdaq Capital Market. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also may make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock on the Nasdaq market, fines, sanctions and other regulatory action and potentially civil litigation.

Through its wholly-owned subsidiary Primo Vital Limited, Ourgame International Holdings Limited (“Ourgame”) owns a significant percentage of our outstanding common stock, enabling it to exert significant influence over our operations and activities, which may affect the trading price of our common stock.

According to its SEC filings, Ourgame, through Primo Vital Limited, beneficially owns and controls approximately 35.7% of our outstanding common stock. Primo Vital Limited is entitled to full voting rights with respect to the shares of common stock that it owns. This concentrated ownership enables Ourgame to exert significant influence over all matters requiring stockholder votes, including: the election of directors; mergers, consolidations, acquisitions and other strategic transactions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our Certificate of Incorporation or our bylaws; and our winding up and dissolution. The interests of Ourgame may not always coincide with our interests or the interests of our other stockholders, and Ourgame’s influence may delay, deter or prevent acts that would be favored by us or our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of the Company. Also, Ourgame may seek to cause us to take courses of action that, in its judgment, could enhance its investments in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our shares could decline. In addition, this concentration of share ownership may adversely affect the trading price of our shares because prospective investors may perceive disadvantages in owning shares in a company such as our company with such a significant stockholder.

We are an “emerging growth company,” and the reduced public company reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We qualify as an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure; an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We intend to take advantage of the exemptions discussed above. As a result, the information we provide will be different than the information that is available with respect to other public companies. In our SEC filings, we do not include all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the market price of our common stock may be more volatile.

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

Management identified the following material weaknesses in internal controls as of December 31, 2019, which persist as of December 31, 2020:

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

As a company with limited accounting resources, a significant amount of management’s time and attention has been and will be diverted from our business to work toward compliance with these regulatory requirements. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.

These material weaknesses and any significant deficiencies could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and any annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain our common stock listing on Nasdaq.

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

Additionally, we have reserved an aggregate of 3,463,305 shares of common stock for issuance under our 2019 Equity Incentive Plan (the “Incentive Plan”). Any common stock that we issue, including under our Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our common stockholders. We have filed an effective registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our Incentive Plan. Accordingly, shares registered under such registration statement will be available for sale in the open market upon issuance.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s main offices are leased and are located at 17877 Von Karman Avenue, Suite 300, Irvine, California, 92614. The Company considers this office space adequate for its current operations. The initial lease term will expire in 2033, and the Company has two five-year options to renew. On March 10, 2021, WPT entered into an amendment of its lease with Onni Wilshire Courtyard, LLC for its production offices in Los Angeles, which extended the term of the lease until November 31, 2031, with one five-year option to extend the term.

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

Holders

On April 11, 2021, there were 30 holders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related for the years ended December 31, 2020 and 2019, which are included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K, and other factors that we have not identified.

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

References to the “Company” are to the combination of AEM, Allied Esports and WPT during the period prior to the Merger and to AESE and its subsidiaries after the Merger.

The Company

AESE operates a premier public esports and entertainment company, consisting of the Allied Esports and World Poker Tour businesses.

Allied Esports

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

The esports gaming industry is relatively new and is challenging. Competition is rapidly developing. Allied Esports’ business relies upon its ability to grow and garner an active gamer community, and successfully monetize this community through tournament fees, live event ticket sales, and advertising and sponsorships utilizing a three-pillar approach, which includes:

●	in-person experiences;

●	developing multiplatform content; and

●	providing interactive services.

Its growth also depends, in part, on its ability to respond to technological evolution, shifts in gamer trends and demands, introductions of new games, game publisher intellectual property right practices, and industry standards and practices. While change in this industry may be inevitable, Allied Esports will try to adapt its business model as needed to accommodate change and remain on the forefront of its competitors, by collaborating with its strategic investors, including certain affiliates of Simon Property Group, Inc., a global leader in the ownership of premier shopping, dining, entertainment, and mixed-use destinations (“Simon”), and with certain affiliates of Brookfield Property Partners, one of the world’s premier real estate companies.

Allied Esports’ business plan requires significant capital expenditures, and it expects its operating expenses to increase significantly as it continues to expand its marketing efforts and operations in existing and new geographies and vertical markets (including its online esports tournament and gaming subscription platform it intends to develop). A key element of Allied Esports’ growth strategy is to extend its brand by opening additional flagship arenas throughout the world and by licensing the Allied Esports brand to third party esports arena operators, which it believes will provide attractive returns on investment.

World Poker Tour

The World Poker Tour is a premier name in internationally televised gaming and entertainment with brand presence in land-based poker tournaments, television, online and mobile. Leading innovation in the sport of poker since 2002, WPT helped ignite the global poker boom with the creation of a unique television show based on a series of high-stakes poker tournaments. WPT’s Tour Events are held at locations throughout the world and have awarded more than one billion in prize dollars in its 18-year history. WPT has broadcast globally in more than 150 countries and territories, and is currently producing its 18th season, which airs on FOX Sports Regional Networks in the United States. Season 18 of WPT is currently sponsored by its online subscription-based poker service, ClubWPT.com. WPT offers a suite of online poker services which it operates by itself and through its partners offering consumers the ability to access gaming content on a year-round 24/7 basis. ClubWPT.com is a unique online membership site that offers inside access to the WPT, as well as a sweepstakes-based poker club available in 35 states across the United States and Washington D.C., and four foreign countries, with innovative features and state-of-the-art creative elements inspired by WPT’s 18 years of experience in gaming entertainment. In addition, WPT licenses its brand to social gaming sites through partners like Zynga as well as to educational learning platforms such as LearnWPT. These online products are scalable and offer geographic access that might be limited if WPT relied on tour stop participation alone. Additionally, WPT benefits from managing its own distribution business which currently has more than 1,100 hours of broadcast-ready content, and offers demographically similar programming to its poker content, such as esports, golf and MMA. WPT uses this large suite of programming as leverage to seek preferred airtimes on its various distribution channels where it may promote its online products or offer airtime to sponsors in territories they seek to enter. WPT also participates in strategic brand license, partnership, sponsorship opportunities and music licensing, applying its three-pillar model of in-person experiences, multiplatform content and interactive services, described above, to the sport of poker.

Recent Developments

Sale of WPT Business. On January 19, 2021, the Company and its direct and indirect wholly-owned subsidiaries, Allied Esports Media, Inc. (“Esports Media,” and together with the Company, the “Selling Parties”) and Club Services, Inc. (“CSI”), entered into a Stock Purchase Agreement (the “Original Agreement”) with Element Partners, LLC (“Buyer”), pursuant to which the Selling Parties have agreed to sell 100% of the outstanding capital stock of CSI to Buyer. CSI is the Company’s indirect wholly-owned subsidiary that directly or indirectly owns 100% of the outstanding capital stock of each of the legal entities that collectively operate or engage in the Company’s poker-related business and assets (the “WPT Business”). The proposed sale of CSI is referred to herein as the “Sale Transaction.” In connection with the Original Agreement, Buyer agreed to pay Esports Media a total purchase price of $78.25 million for the stock of CSI, including an initial purchase price at closing of $68.25 million and $10.0 million in future payments after the closing of the Sale Transaction. After the execution of the Original Agreement, the Company received multiple unsolicited competing proposals to sell the Company and/or CSI to Bally’s Corporation. As a result of such proposals and further negotiation with Buyer, the Selling Parties, CSI and Buyer entered into an Amended and Restated Stock Purchase Agreement on March 19, 2021, and thereafter amended such agreement on March 29, 2021 (as amended, the “Stock Purchase Agreement”).

Buyer has agreed to pay Esports Media a total purchase price of $105 million for the stock of CSI (the “base purchase price”) at the closing of the Sale Transaction, as further described below. The base purchase price will be adjusted to reflect the amount of CSI’s cash, indebtedness and accrued and unpaid transaction expenses as of the closing of the Sale Transaction. Buyer remitted a $10.0 million advance payment of the base purchase price upon the execution of the Stock Purchase Agreement and is required to pay the balance of the base purchase price at the closing of the Sale Transaction.

The Stock Purchase Agreement contains customary representations and warranties, covenants and indemnification provisions. The closing of the Sale Transaction is subject to closing conditions, including the approval of the Sale Transaction by the Company’s stockholders and other customary closing conditions. The Company intends to consummate the Sale Transaction shortly after obtaining stockholder approval, assuming all other conditions to the completion of the Sale Transaction have been satisfied or waived by the appropriate parties.

The Stock Purchase Agreement may be terminated by Buyer or the Company if the closing of the Sale Transaction has not occurred by September 30, 2021, or upon the occurrence of certain customary events as set forth in the Stock Purchase Agreement. Depending on the circumstances surrounding a termination of the Stock Purchase Agreement, the Buyer may be required to pay a $10.0 million non-performance fee to the Company, and the Selling Parties may be required to pay a $3.45 million termination fee to the Buyer, and the Selling Parties may be required to return to Buyer the $10.0 million advance payment of the purchase price and reimburse Buyer for up to $1.0 million of its documented out of pocket expenses incurred in connection with the authorization, preparation, negotiation, execution and performance of the Stock Purchase Agreement and the Sale Transaction.

Effective upon any termination of the Stock Purchase Agreement, other than a termination in which Buyer is required to pay a non-performance fee to us, Buyer (or its affiliate) and Peerless Media Limited, an indirect subsidiary of the Company that owns intellectual property related to the WPT Business, will enter into a 3-year brand license for Buyer’s (or its affiliate’s) use of the WPT brand in the territory of Asia for real-money gaming in exchange for revenue-based royalty payments of 20% of qualifying revenues, and minimum annual guaranteed royalty payments of $4.0 million, $6.0 million and $8.0 million for the first, second and third years, respectively. Such license will be subject to further customary terms and conditions and provide Peerless Media Limited with a $2.0 million buy-out right after the first year. In the event of any termination of the Stock Purchase Agreement under any circumstance in which the Buyer is required to pay a termination fee to us, the Company will have the option, but not the obligation, to require the Buyer to enter into such license agreement with Peerless Media Limited.

Change of Control Agreements. On December 30, 2020, our Board of Directors authorized us to enter into an agreement with the CEO which, upon the closing of a transaction that resulted in a change-in-control of WPT, as defined, would obligate us to pay the CEO $1,000,000 upon the earlier of his termination of employment with AESE without cause, as defined, or the two-year anniversary of the closing of the change-in-control transaction. Payment may be made in either cash or shares of AESE common stock (valued at the trailing 10-day volume-weighted- average-price prior to the issuance date), at our discretion.

On December 30, 2020, our Board of Directors authorized WPT to enter into agreements with the WPT CEO and General Counsel which, upon the closing of a transaction that resulted in a change-in-control of WPT, as defined, would obligate WPT to pay the WPT CEO and General Counsel aggregate lump-sum severance payments of $522,827.

On December 30, 2020, our Board of Directors approved, subject to a change-in-control of WPT which accelerates the vesting of AESE option grants held by WPT employees, the extension of the exercise period of the options as follows: (i) the options to purchase an aggregate of 340,000 shares of AESE common stock held by the WPT CEO and General Counsel may be exercised until the 10-year anniversary of the issuance date, and (ii) the remaining options to purchase an aggregate of 300,000 shares of AESE common stock may be exercised until the one-year anniversary of the change-in-control.

Employment Agreement Amendment. On December 31, 2020, the Company and Frank Ng, who serves as Chief Executive Officer and a director of the Company, amended Mr. Ng’s employment agreement (the “Employment Agreement Amendment”). The Employment Agreement Amendment provides that Mr. Ng’s annual salary will be $400,000 per year payable in cash, and that we may, but are no longer required to, issue to Mr. Ng any shares of our common stock as compensation for his services.

COVID-19 Pandemic. The recent outbreak of the COVID-19 respiratory illness has had an adverse effect on the Company. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, such outbreak has caused people to avoid traveling to and attending our events. Allied Esports and WPT businesses have cancelled or postponed live events, and until Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada reopened on June 25, 2020 these businesses were operating online only. The arena is currently running under a modified schedule for daily play and weekly tournaments, and the WPT business continues to operate primarily online. Production of certain content has been temporarily halted. At this time, we cannot determine the full extent of the impact that such outbreak may have on our operations.

TV Azteca Amended Agreement. On July 20, 2020, we entered into an Amendment to TV Azteca Agreement (the “Azteca Amendment). The Azteca Amendment provides that, subject to the approval of the terms of the Azteca Amendment by the our Board of Directors: (i) TV Azteca waives our obligations under the Term Sheet to pay TV Azteca $1,000,000 on each of March 1, 2021 and March 1, 2022 for various strategic initiatives, and to further invest in and develop an esports platform for the Mexican market; (ii) we shall waive the 24-month lock-up that prohibits TV Azteca from selling or transferring the 763,904 shares of our common stock TV Azteca purchased pursuant to the Share Purchase Agreement (the “Purchased Shares”); (iii) TV Azteca may sell the Purchased Shares in compliance with applicable securities laws, subject to selling at a reasonable market price and subject to a daily volume cap not to exceed 25% of the our total daily Nasdaq trading volume; and (iv) if TV Azteca sells all of the Purchased Shares within a three-month period following our Board of Directors approval of the Azteca Amendment, for gross proceeds of less than $1,600,000, then on March 1, 2021, we shall contribute additional capital to the parties’ strategic alliance pursuant to the Term Sheet in an amount equal to such shortage. TV Azteca did not sell all of the Purchased Shares within such timeframe and we are no longer is required to contribute additional capital to the parties’ strategic alliance pursuant to the Term Sheet.

Simon Partnership. We previously entered into a Share Purchase Agreement and an Escrow Agreement (the “Purchase Agreements”) and related services agreements with Simon Equity Development, LLC and its affiliates (collectively, “Simon”), which set forth the terms of a strategic investment by Simon to develop an annual esports program in collaboration with the Company. Pursuant to the Purchase Agreements, $4,950,000 was previously held in an escrow account to be used for development of such activities. The COVID-19 pandemic has delayed indefinitely the parties’ ability to plan and budget for the 2020 and 2021 esports programming and esports venues. On March 26, 2020, the remaining balance in the escrow account, $3,650,000, was transferred to Simon. The parties have agreed to extend the due date from March 8, 2020 to January 31, 2021 under the applicable agreements to continue to develop and budget for the annual esports program and esports venues in future years once the COVID-19 pandemic has ended. As of the date of this document, no additional documents have been drafted or executed between the Company and Simon, but discussions are ongoing.

Brookfield Partnership. On January 14, 2020, we issued 758,725 shares of its common stock to BPR Cumulus LLC, an affiliate of Brookfield Property Partners (“Brookfield”) in exchange for $5,000,000 (the “Purchase Price”) pursuant to a Share Purchase Agreement. The Purchase Price was placed into escrow and is to be used by us or our subsidiaries to develop integrated esports experience venues at mutually agreed upon shopping malls owned and/or operated by Brookfield or any of its affiliates, that will include a dedicated gaming space and production capabilities to attract and to activate esports and other emerging live events. As of the date of this document, no additional documents have been drafted or executed between the Company and Brookfield, but discussions are ongoing. The parties have agreed not to move forward with any leases until the pandemic has ended but are currently discussing alternative initiatives while they wait.

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

CARES Act. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which contains tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program (“PPP”), a program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to provide support to participating businesses and increase the ability of these businesses to retain workers. During May 2020, we received aggregate cash proceeds of $1,592,429 pursuant to three loans provided in connection with the PPP (the “PPP Loans”), of which proceeds in the aggregate amount of $907,079 were received by Allied Esports and proceeds in the amount of $685,300 were received by WPT. While the PPP Loans currently have a two-year maturity, the amended law permits each borrower to request a five-year maturity from its lender.

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, we are eligible to apply for and receive forgiveness for all or a portion of PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of PPP Loans proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and the maintenance of employee and compensation levels during the twenty-four-week period following the funding of the PPP Loan. On January 26, 2021, WPT Enterprises, Inc., the Company’s wholly owned subsidiary, received notice from its lender that the entirety of the $685,300 of outstanding principal of its PPP Loan was forgiven. We have applied for complete forgiveness of our remaining PPP Loans; however, no assurance is provided that we will be able to obtain forgiveness of the remaining PPP Loans in whole or in part.

Debt Conversion. On April 29, 2020, we entered into a Secured Convertible Note Modification and Conversion Agreement (the “Amendment 1”), with a holder of a $5,000,000 Bridge Note (the “Noteholder”), pursuant to which the Noteholder converted $2,000,000 of the principal amount of its Bridge Note into 1,250,000 shares of our common stock at a reduced conversion price of $1.60 per share. On May 22, 2020, we entered into a Secured Convertible Note Modification and Conversion Agreement No. 2 (“Amendment 2”) with the Noteholder pursuant to which the remaining principal amount of the Note ($3,000,000) was converted into 2,142,857 shares of our common stock at a reduced conversion price of $1.40 per share. Further, pursuant to Amendment 2, interest on the $5,000,000 principal owed to the Noteholder prior to conversion will continue to accrue through the original maturity date of the Bridge Note, as if the principal amount had not been converted. On June 8, 2020, we entered into Secured Convertible Note Modification Agreement No. 3 (“Amendment 3” and together with Amendment 1 and Amendment 2, the “Amendments”) with the Noteholder. Pursuant to Amendment 3, the total minimum accrued interest payable pursuant to Amendment 2 in the amount of $1,421,096 was converted into principal under the Noteholder’s Bridge Note (the “Amended Bridge Note”) The Amended Bridge Note matures on February 23, 2022, but will be paid upon the sale of WPT. Interest on the Amended Bridge Note will accrue commencing on August 23, 2020 at 12% per annum (increasing to 15% per annum upon an event of default as defined). Principal and interest owed under the Amended Bridge Note is not convertible into shares of our common stock. We recorded a conversion inducement charge of $5,247,531 as a result of the Amendments, consisting of $4,998,845 representing the value of common stock issued upon conversion in excess of the common stock issuable under the original terms of the $5,000,000 Bridge Note, and $248,686, representing the excess of minimum interest payable pursuant to Amendment 3 over the interest payable pursuant to the original terms of the $5,000,000 Bridge Note.

Extension of Bridge Notes. On June 8, 2020, the Company and the holders (the “Extending Bridge Noteholders”) of two Bridge Notes in the aggregate principal amount of $2,000,000 (together, the “Extended Bridge Notes”), each entered into a Secured Convertible Note Modification (Extension) Agreement with the Company (together, the “Bridge Note Extensions”) pursuant to which, among other things, the Extending Bridge Noteholders agreed to extend the maturity date of their respective Extended Bridge Note until February 23, 2022, but will be paid upon the sale of WPT. Interest on the Extended Bridge Notes will continue to accrue at 12.0% per year and may be prepaid without penalty. The remaining provisions of the Extended Bridge Notes remain unchanged and in effect. One of the Extending Bridge Noteholders is Man Sha, the spouse of Frank Ng, our Chief Executive Officer and a Director.

On August 13, 2020 we paid an aggregate of $425,096 related to interest payable on the Extended Bridge Notes, such that the balance of principal and interest outstanding under the Extended Bridge Notes as of December 31, 2020 is $2,000,000 and $85,870, respectively.

Senior Secured Convertible Notes. On June 8, 2020, pursuant to a securities purchase agreement (the “Purchase Agreement”) between the Company and certain accredited investors (the “Investors”), we issued two senior secured convertible notes (the “Senior Notes”) with an aggregate principal balance of $9,600,000 and immediately vested five-year warrants to purchase an aggregate 1,454,546 shares of common stock at an exercise price of $4.125 per share for net cash proceeds of $9,000,000. The Senior Notes bear interest at 8% per annum and mature on June 8, 2022, with an aggregate of $1,536,000 of interest guaranteed to be paid to the Investors. The Purchase Agreement contains customary representations and warranties, and we agreed that we would not take on additional debt from third parties without the Investors’ written approval, subject to certain exceptions for ordinary course trade debt. We also agreed to use 35% of the proceeds from future financings in excess of $3 million (or $5 million if approved by the Investors) to pay down the outstanding balance on the Senior Notes. We have reserved our rights under the Purchase Agreement to consummate, subject to certain exceptions, a debtor or equity offering of up to $5 million in the future.

The Senior Notes and two years of interest are payable in equal monthly installments (the “Monthly Redemption Payment”), commencing on August 7, 2020. Each Monthly Redemption Payment may be paid at the Company’s option in cash, or in shares of common stock (the “Stock Settlement Option”) at a price equal to 87% of the lowest daily volume-weighted-average-price in the 10 days prior to the scheduled payment date (the “Stock Settlement Price”), provided that (i) we give thirty days written irrevocable notice (the “Monthly Redemption Notice”), (ii) all amounts due have been paid timely, (iii) there are sufficient number of authorized shares available to be issued, (iv) the Investors do not possess any material non-public information at the time we issue the common stock, and (v) our shares have met certain minimum volume and closing price thresholds. The Stock Settlement Price cannot be lower than $0.734 per share. Monthly Redemption Payments paid in cash require the payment of a 10% premium in addition to the monthly installment.

Each Investor may accelerate up to four Monthly Redemption Payments in any calendar month and may elect to have such accelerated Monthly Redemption Payments paid in shares of our common stock at the Stock Settlement Price of the contemporaneous or immediately prior Monthly Redemption Payment, instead of in cash.

The Senior Notes are convertible at each Investor’s option, in whole or in part, and from time to time, into shares of our common stock (the “Holder Conversion Option” and together, with the Stock Settlement Option, the “ECOs”) at $3.30 per share (subject to adjustment to convert at the same price as any subsequent issuances of our common stock at a lower issuance price, subject to certain exceptions) (the “Holder Conversion Price”); provided, however, that the parties may not affect any such conversion that would result in an Investor (together with its affiliates) owning in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion (the “Beneficial Ownership Limitation”). Each Investor, upon notice to the Company, may elect to increase or decrease its Beneficial Ownership Limitation, provided that the Beneficial Ownership Limitation may not exceed 9.99%.

Between August 7 and January 4, 2021, we issued 10,208,223 shares of our common stock as redemption payments on the Senior Notes. As of the close of business on January 4, 2021, the principal and accrued interest associated with the Senior Notes were repaid in full.

Additional Common Stock Issuance. On May 15, 2020, we closed on a sale of 1,018,848 shares of common stock to our Chairman of the Board, in exchange for $2,000,000 of cash proceeds, pursuant to our March 9, 2020 exercise of a February 25, 2020 Put Option Agreement.

On September 29, 2020, we received proceeds of $21,875 from the Chairman, representing the disgorgement of short swing profits realized from the sale of shares.

On January 4, 2021, we issued to our non-executive directors an aggregate of 126,584 shares of common stock from our 2019 Equity Incentive Plan. The shares were issued for their director services to the Company.

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

Continuing Operations

Our continuing operations consist of our esports gaming operations, which take place at global competitive esports properties designed to connect players and fans via a network of connected arenas. Through our subsidiary Allied Esports, we offer esports fans state-of-the-art facilities to compete against other players in esports competitions, host live events with esports superstars that potentially stream to millions of viewers worldwide, produce and distribute esports content with at our on-site production facilities and studios. At our flagship arena in Las Vegas, Nevada, we provide an attractive facility for hosting corporate events, tournaments, game launches or other events. Additionally, Allied Esports has two mobile esports arenas, which are 18-wheel semi-trailers that convert into first class esports arenas and competition stages with full content production capabilities and interactive talent studios.

Discontinued Operations

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

On January 19, 2021, we entered into a Stock Purchase Agreement (“SPA”) to sell the equity interests of our subsidiaries that own and operate the WPT business, subject to shareholder and regulatory approvals, for a base purchase price of $78.25 million, which was subsequently amended to $105 million (the “Sale Transaction”). This base purchase price will be adjusted to reflect the amount of the WPT business cash, indebtedness and accrued and unpaid transaction expenses as of the closing of the Sale Transaction. We have committed to a plan to sell the WPT business prior to December 31, 2020. Accordingly, the WPT business has been recast as discontinued operations.

In reaching the decision to enter into the SPA, our Board of Directors, in consultation with management as well as its financial and legal advisors, considered a number of factors, including the risks and challenges facing the WPT business in the future as compared to the opportunities available to the WPT business in the future, and the availability of strategic alternatives. After careful consideration, the Board of Directors unanimously approved the Stock Purchase Agreement and determined that the Sale Transaction is in our best interest and is in the best interest of our stockholders, and that the Sale Transaction and the Stock Purchase Agreement reflect the highest value for the WPT business reasonably attainable for our stockholders.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	For the			Percentage of Revenue
	Years Ended		Increase	Years Ended
	December 31,		(Decrease)	December 31,
(in thousands, except for percentage of revenue data)	2020	2019		2020	2019
Revenues
In-person	$2,988	$7,498	$(4,510)	93.1%	99.3%
Multiplatform content	223	50	173	6.9%	0.7%
Total Revenues	3,211	7,548	(4,337)	100.0%	100.0%
Costs and expenses
In-person (exclusive of depreciation and amortization)	2,808	4,832	(2,024)	87.4%	64.0%
Multiplatform content (exclusive of depreciation and amortization)	54	231	(177)	1.7%	3.1%
Online operating expenses	187	114	73	5.8%	1.5%
Selling and marketing expenses	260	1,564	(1,304)	8.1%	20.7%
General and administrative expenses	11,142	10,439	703	347.0%	138.3%
Stock-based compensation	5,142	248	4,894	160.1%	3.3%
Depreciation and amortization	3,609	3,549	60	112.4%	47.0%
Impairment of investment	6,139	600	5,539	191.2%	7.9%
Impairment of property and equipment	5,596	-	5,596	174.3%	0.0%
Impairment of intangible assets	-	330	(330)	0.0%	4.4%
Loss From Operations	(31,726)	(14,359)	17,367	(988.0%)	(190.2%)
Other income	176	-	176	5.5%	0.0%
Conversion inducement expense	(5,247)	-	5,247	(163.4%)	0.0%
Extinguishment loss on acceleration of debt redemption	(3,438)	-	3,438	(107.1%)	0.0%
Interest expense	(5,549)	(1,081)	4,468	(172.8%)	(14.3%)
Foreign currency exchange loss	-	(15)	(15)	0.0%	(0.2%)
Loss from continuing operations	(45,784)	(15,455)	30,329	(1425.8%)	(204.8%)
Income (loss) from discontinued operations, net of tax provision	725	(1,283)	2,008	22.6%	(17.0%)
Net Loss	$(45,059)	$(16,738)	$28,321	(1403.3%)	(221.8%)

Revenues – Continuing Operations

In-person experience revenues decreased by approximately $4.5 million, or 60%, to approximately $3.0 million for the year ended December 31, 2020 from approximately $7.5 million for the year ended December 31, 2019. The decrease in in-person experience revenues was driven by a $3.9 million decrease in Esports Arena Las Vegas revenue and a $0.5 million decrease in sponsorship and gaming revenue. These decreases are a direct result of the Covid-19 pandemic and the resulting limited ability to hold events throughout 2020.

Multiplatform content revenues increased by approximately $0.1 million, or 346%, to approximately $0.2 million for the year ended December 31, 2020 from approximately $0.1 million for the year ended December 31, 2019. The increase in multiplatform content revenues related primarily to an increase in distribution revenue earned in connection with an esports tournament held during December 2020, partially offset by a decrease in content revenue earned during the period resulting from the COVID-19 pandemic.

Costs and expenses – Continuing Operations

In-person costs (exclusive of depreciation and amortization) decreased by approximately $2.0 million, or 42%, to approximately $2.8 million for the year ended December 31, 2020 from approximately $4.8 million for the year ended December 31, 2019. The decrease is a result of the limited ability to hold events throughout 2020 as a result of the Covid-19 pandemic.

Multiplatform costs (exclusive of depreciation and amortization) decreased by approximately $0.1 million, or 77%, to approximately $0.1 million for the year ended December 31, 2020 from approximately $0.2 million for the year ended December 31, 2019. Multiplatform costs recognized during 2019 were incurred in connection with creating content surrounding the Simon Cup tournament, in order to attract additional sponsors.

Online operating expenses increased by approximately $0.1 million, or 64%, to approximately $0.2 million for the year ended December 31, 2020 from approximately $0.1 million for the year ended December 31,2019.

Selling and marketing expenses decreased by approximately $1.3 million, or 83%, to approximately $0.3 million for the year ended December 31, 2020 from approximately $1.6 million for the year ended December 31, 2019. The decrease in selling and marketing expenses is primarily the result of a reduction in advertising and event marketing as a result of the limited ability to hold events throughout 2020 as a result of the Covid-19 pandemic.

General and administrative expenses increased by approximately $0.7 million, or 7%, to approximately $11.1 million for the year ended December 31, 2020 from approximately $10.4 million for the year ended December 31,2019. Corporate expenses increased approximately $3.9 million, including approximately $1.4 million of legal and professional fees, $2.2 million of compensation expense, $0.6 million of insurance expense and $0.4 million of facility and tax related expenses. These increases were a result of only 5 months of activity in 2019, which occurred after the merger, while compared to 12 months of activity in 2020, in addition to $0.6 million in corporate bonuses accrued for 2020 (which is payable contingent upon the closing of the sale of WPT) compared to $0.0 million in 2019. The corporate increases were partially offset by an approximate $3.2 million decrease in general and administrative expense at Allied Esports, including a $1.7 million decrease in legal and professional fees, a $1.0 million decrease in compensation expense (partially offset by $0.2 million increase in bonus expense at Allied Esports), and a $0.6 million decrease in travel expenses. These decreases were a result of reduced salaries and workforce in addition to a reduction in professional services as a result of the Covid-19 pandemic.

Stock-based compensation increased by approximately $4.9 million, or 1,973%, to approximately $5.1 million for the year ended December 31, 2020 from approximately $0.2 million for the year ended December 31, 2019. The increase included $3.7 million related to the return of cash held in escrow associated with an escrow agreement with Simon. In addition, stock options granted in September and November of 2019 were amortized for a full year in 2020 as opposed to only a few months in 2019.

Depreciation and amortization remained relatively flat with a small increase of approximately $0.06 million or 2%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Impairment of investments was approximately $6.1 million for the year ended December 31, 2020, of which $5.0 million was the result of the write off of our investment in TV Azteca, for which management determined that the future cash flows are not expected to be sufficient to recover the carrying value of this investment, and $1.1 million was related to the impairment of our investment in Esports Arena, LLC (“ESA”). We recorded $0.6 million of impairment losses during the year ended December 31, 2019, related to the impairment of our investment in ESA.

Impairment of property and equipment was approximately $5.6 million for the year ended December 31, 2020 as compared to $0.0 million for the year ended December 31, 2019. The impairment resulted from management’s determination that the projected cash flows from our leasehold improvements and software will not be sufficient to recover the carrying value of those assets.

We recorded approximately $0.3 million of impairment of intangible assets during the year ended December 2019, as the result of management’s determination that the projected cash flows from certain intellectual property would not be sufficient to recover the carrying value of those assets. There was no impairment of intangible assets during the year ended December 31, 2020.

Other income (expense)

Conversion inducement expense of approximately $5.2 million during the year ended December 31, 2020, resulted from the reduction in the conversion price and the increase in interest payable to induce the conversion of certain convertible debt converted during the period. There was no conversion inducement expense recorded for the year ended December 31, 2019.

Extinguishment loss on acceleration of debt redemption of approximately $3.4 million during the year ended December 31, 2020, resulted from the acceleration of monthly payments on the Senior Secured notes that were issued in June 2020. There was no extinguishment loss recorded for the year ended December 31, 2019.

Interest expense was approximately $5.5 million and approximately $1.1 million for the years ended December 31, 2020 and 2019, respectively, representing an increase of $4.4 million, or 413%. Interest expense consisted of interest incurred on convertible debt, including $3.0 million of amortized debt discount. The increase in interest expense is primarily the result of $9.6 million of Senior Secured convertible debt issued during 2020.

Results of Discontinued Operations

We recognized income from discontinued operations, net of tax, of approximately $0.7 million during the year ended December 31, 2020, as compared to a net loss from discontinued operations of approximately $1.3 million during the year ended December 31, 2019. The improvement in results from discontinued operations is primarily due to an increase in revenues from our subscription-based poker service and other online products during the period in response to the COVID pandemic.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital deficit from continuing operations at December 31, 2020 and December 31, 2019, respectively.

	December 31,
(In thousands)	2020	2019
Current Assets	$6,605	$8,641
Current Liabilities	$16,492	$20,717
Working Capital Deficit	$(9,887)	$(12,076)

Our primary sources of liquidity and capital resources are cash on the balance sheet and funds raised through debt or equity financing.

As of December 31, 2020, we had cash of $0.4 million (not including approximately $5.0 million of restricted cash and a working capital deficit from continuing operations of approximately $9.9 million. For the years ended December 31, 2020 and 2019, we incurred net losses from continuing operations of approximately $45.8 million and $15.5 million, respectively, and used cash in continuing operations of approximately $5.2 million and $7.6 million, respectively. Further, convertible debt obligations and related accrued interest in the gross principal amount of $2.0 million mature on February 23, 2022, but will be paid upon the closing of the sale of WPT (see Recent Developments). In addition, bridge note obligations and related accrued interest in the principal amount of $1.4 million mature on February 23, 2022, but will also be paid upon the closing of the sale of WPT. During January 2021, we issued an aggregate of 529,383 shares of our common stock in full satisfaction of approximately $0.6 million and $0.1 million of the remaining principal and interest, respectively, owed on the senior secured convertible notes.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, the outbreak has caused people to avoid traveling to and attending these events. Allied Esports’ has cancelled or postponed live events, and before the reopening of Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada on June 25, 2020 the business was operating online only. The arena is currently running under a modified schedule and limited capacity (up to 65% capacity depending on the event) for daily play and weekly tournaments. We continue to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on our operations, financial position and cash flows, as well as the impact on our employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on our operations and liquidity, at the time of issuance, the extent of the impact cannot be determined.

The aforementioned factors raise substantial doubt about our ability to continue as a going concern within one year after the issuance date of our consolidated financial statements.

Our continuation is dependent upon attaining and maintaining profitable operations and the ability to generate positive cash flow from the various revenue sources we are pursuing. Until that time, we will likely need to raise additional capital to fund operations at adequate levels to achieve our objectives. There can be no assurance that we will be able to close on sufficient financing to meet our needs. To date, in addition to our revenues, we have funded our operations using cash acquired in the Merger, through investments from Ourgame, our former parent, by means of operation support, and through the issuance of debt.

We continue to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing or other means, including equity financing in the capital markets now available to us. We may also seek to leverage our strategic partnerships to alter capital requirements or expand our available financing network. Further, we expect to receive cash in connection with the sale of the WPT business, which is expected to close during the second quarter of 2021. However, we may not be successful in identifying suitable or reasonably priced funding and/or alternative funding options in a sufficient time period (or at all) and there can be no assurance that the sale of the WPT business will close as planned. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and our ability to continue as a going concern, and we may have to curtail, divest, or even cease, certain operations.

Cash Flows from Operating, Investing and Financing Activities

The tables below summarize cash flows from continuing operations for the years ended December 31, 2020 and 2019, respectively.

	Years Ended December 31,
In thousands	2020	2019
Net cash provided by (used in)
Operating activities	$(5,174)	$(7,551)
Investing activities	$(5,507)	$8,976
Financing activities	$9,162	$-

Net Cash Used in Operating Activities

Net cash used in operating activities primarily represents the results of operations exclusive of non-cash expenses, including depreciation, amortization, losses on disposal of assets, deferred rent and stock-based compensation, plus the impact of changes in operating assets and liabilities.

Net cash used in operating activities for the years ended December 31, 2020 and 2019 was approximately $5.2 million and $7.6 million, representing a decrease of $2.4 million. During the years ended December 31, 2020 and 2019, the net cash used in operating activities was primarily attributable to the net loss of approximately $45.1 million and $16.7 million, respectively, adjusted for approximately $0.7 and $(1.3) million respectively, of income (loss) from discontinued operations, $33.9 million and $4.8 million, respectively, of net non-cash expenses, and approximately $6.7 million and $3.1 million, respectively, of cash provided by changes in the levels of operating assets and liabilities.

Net Cash (Used in) Provided By Investing Activities

Net cash (used in) provided by investing activities primarily relates to cash used for the purchase of property and equipment and other investment activity.

Net cash used in investing activities for the year ended December 31, 2020 was approximately $5.5 million, resulting primarily from approximately $3.7 million of cash used for the return of the Simon Investment, $1.5 million of cash used for our investment with TV Azteca as part of a Strategic Investment Agreement, and $0.4 million used for the purchases of property and equipment.

Net cash provided by investing activities during the year ended December 31, 2019 was approximately $9.0 million, which consisted primarily of approximately $14.9 million of cash acquired in the Merger, partially offset by approximately $1.3 million of cash used for the purchases of property and equipment, $1.1 million cash used to fund our investment in ESA, and $3.5 million of cash used for our investment with TV Azteca as part of a Strategic Investment Agreement.

Net Cash Provided by Financing Activities

Net cash provided by financing activities primarily relates to the cash proceeds received from the issuance of convertible debt and loans payable, in addition to the sale of common stock in 2020.

Net cash provided by financing activities for the year ended December 31, 2020 was approximately $9.2 million as compared to $0 for the year ended December 31, 2019, an increase of approximately $9.2 million. The primary drivers for the increase was $9.0 million in proceeds from the issuance of convertible debt and $7.0 million of proceeds from the issuance of common stock, offset by $0.8 million of issuance costs, $0.9 million proceeds from loans payable, and $7.0 million in repayments of convertible debt.

Cash Flows from Discontinued Operations

Cash held by our WPT business is classified as held for sale and is included in current assets of discontinued operations. No cash was provided to, or used by, discontinued operations from the WPT business.

Capital Expenditures

We will require continual investment to facilitate our growth plans. As a result, we plan to pivot our business goals to focus on expanding and strengthening our strategic partnerships and developing other potential avenues of business, which we are in the process of finalizing.

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

Discontinued Operations

The assets and liabilities of WPT are classified as “held for sale” as of December 31, 2020 and 2019 and are reflected as “Current assets of discontinued operations,” “Assets of discontinued operations – non-current,” “Current liabilities of discontinued operations” and “Liabilities of discontinued operations – non-current” on the balance sheets that are included in this Annual Report on Form 10-K. Results of operations of WPT are included in “Income (loss) from discontinued operations, net of tax provision on the statements of operations included in this Annual Report on Form 10-K. For comparative purposes, all prior periods presented have been reclassified to reflect the classifications on a consistent basis.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for private companies and emerging growth companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. We will be required to adopt the provisions of this ASU on January 1, 2023, with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The adoption of Topic 326 is not expected to have a material impact on our consolidated financial statements or disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We adopted this standard early, on October 1, 2020, and it did not have a material impact on our consolidated financial statements or disclosures.

In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date (“ASU 2020-02”) which provides clarifying guidance and minor updates to ASU No. 2016-13 – Financial Instruments – Credit Loss (Topic 326) (“ASU 2016-13”) and related to ASU No. 2016-02 - Leases (Topic 842). ASU 2020-02 amends the effective date of ASU 2016-13, such that ASU 2016-13 and its amendments will be effective for interim and annual periods in fiscal years beginning after December 15, 2022. The adoption of ASU 2016-13 is not expected to have a material impact on our consolidated financial statements or disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to clarify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature model. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, this ASU improves disclosure requirements for convertible instruments and earnings-per-share guidance. The ASU also revises the derivative scope exception guidance to reduce form-over-substance-based accounting conclusions driven by remote contingent events. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption will be permitted, but no earlier than for fiscal years beginning after December 15, 2020. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

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

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses as of December 31, 2019, which persist as of December 31, 2020:

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

Management has taken significant steps to enhance our internal control over financial reporting, including:

●	hiring new accounting personnel;

●	transitioning oversight of financial reporting to a principal financial officer; and

●

engaging a national accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Our management is committed to taking further action and implementing necessary enhancements or improvements. Notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our consolidated financial statements included in the Annual Report on Form 10-K are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of December 31, 2020 as a result of the material weaknesses described above.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this Report or during the quarter ended December 31, 2020, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations of the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Attestation Report of Registered Public Accounting Firm

This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for smaller reporting companies provide an exemption from the attestation requirement.

Item 9B. Other Information

On March 10, 2021, WPT entered into an amendment of its lease with Onni Wilshire Courtyard, LLC for its production offices in Los Angeles, which extended the term of the lease until November 31, 2031, with one five-year option to extend the term.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Our Second Amended and Restated Certificate of Incorporation provides for a classified Board of Directors in which directors are divided into three classes, designated as Class A, Class B and Class C. Each class serves staggered, three year terms. The terms of office of our Class A directors will expire at the annual meeting of stockholders to be held in 2023. The terms of office of our Class B directors will expire at the annual meeting of stockholders to be held in 2021. The terms of office of our Class C directors will expire at the annual meeting of stockholders to be held in 2022.

Set forth below are the names and certain information about each of our directors as of the date of this Report. The information presented includes each director’s age, principal occupation and business experience for the past five years and the names of other public companies of which he or she has served as a director during the past five years.

Name	Director Class	Positions and Offices Held	Director Since	Director Term Expires	Age
Lyle Berman	Class A	Chairman	2019	2023	79

Yangyang Li	Class A	Director	2021	2023	42

Benjamin Oehler	Class A	Director	2019	2023	72

Steve Kim	Class B	Director	2020	2021	48

Ho Min Kim	Class B	Director	2019	2021	49

Bradley Berman	Class B	Director	2019	2021	49

Joseph Lahti	Class B	Director	2019	2021	60

Frank Ng	Class C	Director, Chief Executive Officer	2019	2022	52

Yinghua Chen	Class C	Director	2020	2022	41

Adam Pliska	Class C	Director, President, President and CEO of WPT	2019	2022	48

Maya Rogers	Class C	Director	2019	2022	42

Name and Age of Director	Principal Occupation, Business Experience For the Past Five Years and Directorships of Public Companies

CLASS A

Lyle Berman	Lyle Berman has served as a director of the Company since May 2017 (when the Company at the time of such election was Black Ridge Acquisition Corp.). Mr. Berman has been a director of Sow Good Inc., f/k/a Black Ridge Oil & Gas, Inc. since October 2016, and is also a director of Golden Entertainment, Inc., Mill City Ventures III, Ltd., Auego Affinity Marketing, Inc., 52 Gaming, LLC, Redstone American Grill, Inc., LubeZone, Inc., Drake’s Organic Spirits, LLC, and InsurTech Holdings, LLC. Since June 1990, Mr. Berman has been the chairman and chief executive officer of Berman Consulting Corporation, a private consulting firm he founded. Mr. Berman began his career with Berman Buckskin, his family’s leather business, which he helped grow into a major specialty retailer with 27 outlets. After selling Berman Buckskin to W.R. Grace in 1979, Mr. Berman continued as president and chief executive officer and led the company to become one the country’s largest retail leather chains, with over 200 stores nationwide. In 1990, Mr. Berman participated in the founding of Grand Casinos, Inc. Mr. Berman is credited as one of the early visionaries in the development of casinos outside of the traditional gaming markets of Las Vegas and Atlantic City. In less than five years, the company opened eight casino resorts in four states. In 1994, Mr. Berman financed the initial development of Rainforest Cafe. He served as the chairman and chief executive officer from 1994 unti1 2000. In October 1995, Mr. Berman was honored with the B’nai B’rith “Great American Traditions Award.” In April 1996, he received the Gaming Executive of the Year Award; in 2004, Mr. Berman was inducted into the Poker Hall of Fame; and in 2009, he received the Casino Lifetime Achievement Award from Raving Consulting & Casino Journal. In 1998, Lakes Entertainment, Inc. was formed. In 2002, as chairman of the board and chief executive officer of Lakes Entertainment, Inc., Mr. Berman was instrumental in creating the World Poker Tour. Mr. Berman served as the executive chairman of the board of WPT Enterprises, Inc. (later known as Voyager Oil & Gas, Inc. and Emerald Oil, Inc.) from its inception in February 2002 until July 2013. Mr. Berman also served as a director of PokerTek, Inc. from January 2005 until October 2014, including serving as chairman of the board from January 2005 until October 2011. Mr. Berman has a degree in business administration from the University of Minnesota. Mr. Berman is the father of Bradley Berman, one of our directors.

Yangyang Li	Mr. Li is the current Chairman, an Executive Director and acting Chief Executive Officer of Ourgame International Holdings Limited (“Ourgame”), the beneficial owner of Primo Vital Limited, which is the Company’s largest stockholder, beneficially owning approximately 35.8% of the Company’s outstanding common stock. Mr. Li received a Bachelor of Business Administration from the University of International Business & Economics in Beijing, China. In 2001, Mr. Li served as Assistant President to China Great Wall Industry Corporation. In 2003, Mr. Li founded Business Media China Group (Frankfurt Stock Exchange: BMC) and served as its CEO in 2005, with a market value at the time in excess of 5 billion RMB. Mr. Li served as Chairman of the Board of Directors of Elephant Media Group in 2008. Since 2014, he has served as Chairman of the Board of Directors of World Business Services Union and Choi Shun Investment.

Benjamin Oehler

Benjamin S. Oehler has served as a director of the Company since May 2017 (when the Company at the time of such election was Black Ridge Acquisition Corp.). Mr. Oehler was a director of Sow Good Inc., f/k/a Black Ridge Oil & Gas, Inc., until December 2020, and chairman of its audit committee and compensation committee since February 2011. Mr. Oehler is a Founding Partner of Windward Mark, LLC which advises business owners with regard to strategic planning, owner governance and education, business continuity, legacy, philanthropy and liquidity. Windward Mark LLC is a continuation of Mr. Oehler’s consulting practice at Bashaw Group. Inc. (2007 to 2017) and Linea Capital, LLC (2009 to 2017). From 1999 to 2007, Mr. Oehler was the president and chief executive officer of Waycrosse, Inc., a financial advisory firm for the family owners of Cargill Incorporated. While at Waycrosse, Mr. Oehler was the primary advisor to the five family members who were serving on the Cargill Incorporated board of directors from 1999 to 2006. Mr. Oehler played a key role in two major growth initiatives for Cargill: the merger of Cargill’s fertilizer business into a public company which is now Mosaic, Inc., and the transformation of Cargill’s proprietary financial markets trading group into two major investment management companies: Black River Asset Management, LLC and CarVal Investors, LLC. An investment banker for 20 years, Mr. Oehler’s transaction experience includes public offerings and private placements of debt and equity securities, mergers and acquisitions, fairness opinions and valuations of private companies. Prior to joining Waycrosse, Mr. Oehler was an investment banker for Piper Jaffray. By the time he left Piper Jaffray in 1999, he was group head for Piper Jaffray’s Industrial Growth Team. He has also played a leadership role in a number of corporate buy-outs and venture stage companies, served on corporate and non-profit boards of directors, and has been involved in the creation and oversight of foundations and charitable organizations, as well as U.S. trusts and off-shore entities.

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

CLASS B

Steve Kim	Tae Hyung Steve Kim is the Chief Operating Officer of the Asian Electronic Sports Federation, where his responsibilities include managing the Federation’s intellectual property structure, business development and electronic sports development strategy for Asia. Prior to assuming his current role, Mr. Kim served the Asian Football Confederation (“AFC”) marketing partner, DDMC Fortis, as its Vice President and the Malaysia Football League as its Executive Director of Business Development & Chief Strategy Officer. In the latter position, Mr. Kim successfully introduced the 50-Year Plan (NEXT 50) for Malaysian professional football, totally restructured the League’s administration and managed the privatization of its member clubs. From 2006 to 2016, Mr. Kim served in a number of executive positions at the AFC, including Head of Planning & Strategy, and effectively managed, among other things, a complete revamping of the AFC Champions League’s intellectual property, branding, competition, marketing and participation systems. In addition, Mr. Kim is a veteran of the South Korean army, and he holds a Master of Arts degree in Sports Administration from Ohio University and a Bachelor of Science degree in Business Management from Korea University.

Ho Min Kim	Ho Min Kim has served as a director of the Company since August 2019. He is a co-Founder and Partner at SparkLabs Global Ventures. He is also a co-Founder and Partner at SparkLabs, a startup accelerator in Korea. He was also co-Founder and President of N3N, an IoT platform company and Cisco’s first Korean venture capital investment. Previously, he was Chief Executive Officer of Nexonova, a game development studio of Nexon Corp (Japan Tokyo Stock Exchange: 3659) that specialized in Social Network Games. Prior to Nexonova, he served as Executive Vice President of Nexon Corp, and Head of Nexon’s Portal and Web Services. He received his B.S. in Bio-medical Engineering from Northwestern University, and also a M.S. in Bio-medical Engineering from Korea Advanced Institute of Science and Technology (KAIST). He also completed the Stanford University’s Graduate School of Business’s Executive Management Program.

Bradley Berman	Bradley Berman has served as a director of the Company since May 2017 (when the Company at the time of such election was Black Ridge Acquisition Corp.). Mr. Berman is the president of King Show Games, Inc., a company he founded in 1998. Mr. Berman has worked in various capacities in casino gaming from 1992 to 2004 for Grand Casinos, Inc. and then Lakes Entertainment, Inc., achieving the position of Vice President of Gaming, after which he assumed a lesser role in that company. Mr. Berman has been the director of Sow Good, Inc., f/k/a Black Ridge Oil & Gas, Inc., since October 2020. Mr. Berman was a director of Voyager Oil and Gas, Inc. (formerly Ante4 and WPT). Mr. Berman is the son of Lyle Berman, one of our directors.

Joseph Lahti

Joseph Lahti has served as a director of the Company since May 2017 (when the Company at the time of such election was Black Ridge Acquisition Corp.). Mr. Lahti has been a director of Sow Good, Inc., f/k/a Black Ridge Oil & Gas, Inc., since August 2012. Mr. Lahti is a Minneapolis native and leader in numerous Minnesota business and community organizations. As principal of jL Holdings since 1989, Mr. Lahti has provided funding and management leadership to several early-stage or distressed companies. From 1993 to 2002, he held the positions of chief operating officer, president, chief executive officer and chairman at Shuffle Master, Inc., a company that provided innovative products to the gaming industry. Mr. Lahti served as a director of PokerTek, Inc., a publicly traded company, from 2008 until it was sold in October 2014 (including serving as chairman of the board from 2012 to 2014), and he is also an independent director and chairman of the board of Innealta Capital and Acclivity Capital, investment managers. Mr Lahti also served as chairman of AF Holdings, Inc, an asset manager, until its sale in October 2018 and remains as CEO of the surviving shareholder representative company until the earn out period ends in 2023. Previously, Mr. Lahti also served on the board of directors of Voyager Oil & Gas, Inc. and Zomax, Inc., and served as the chairman of the board of directors of Shuffle Master, Inc. Through his public company board experience, he has participated on, and chaired, both audit and compensation committees. Mr. Lahti has a Bachelor of Arts degree in Economics from Harvard College.

CLASS C

Frank Ng

Kwok Leung Frank Ng has served as a director and our Chief Executive Officer since August 2019. Mr. Ng previously served as co-CEO of Ourgame International Holdings Limited (“Ourgame”), a leading casual game operator in China and owner of the World Poker Tour and Allied Esports, from 2006-2019. Prior to that, he served as CFO of Ourgame beginning in 2004, when he assisted NHN China, a global internet search engine and online game company, where he served as co-CEO from 2000 to 2004, in acquiring Ourgame. Mr. Ng led a management buyout of Ourgame in 2010 and led the company through its listing on the Hong Kong Stock Exchange in 2014. With its public listing and subsequent acquisition of the World Poker Tour (in 2015) and founding of Allied Esports (in 2016), Ourgame has grown to be a leading global operator and creator of gaming and esports content and experiences. Mr. Ng served as Chief Commercial Officer at PCCW Skyhorse, which produces content and online gaming applications, from 2000 until 2003. Mr. Ng has a B.S. Business Administration and Management degree from the University of California, Berkeley.

Yinghua Chen	Yinghua Chen is a Co-Founder of Aupera Technologies, a leading video AI technology company, where she is responsible for corporate financing, business development, and strategic partnership. She has successfully raised multiple rounds of funding for Aupera, including from Silicon Valley giant Xilinx (Nasdaq: XLNX). Prior to this, she served as the Executive Vice President of Anthill Resources, a natural resources investment company in Canada, where she oversaw business operations and investment activities. Ms. Chen is also the former Managing Director of China for The Cavendish Group, a UK B2B media and public relations company. In that role, Ms. Chen built up subscriber networks for over ten vertical industry media products and managed the Group’s strategic relationship with the Boao Forum for Asia. Ms. Chen was also part of the founding team of The Balloch Group, a boutique investment banking firm, later acquired by Canaccord Genuity, where she specialized in financial, pharmaceutical, resources and media industry transactions. Ms. Chen holds an EMBA from the University of Paris I: Panthéon-Sorbonne and a Bachelor of Arts degree from the University of International Business and Economics.

Adam Pliska

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

From November 2000 to June 2002, Mr. Pliska served as the Vice-President of Legal and Business Affairs and eventually General Counsel for Anticipa, LLC, a multi-media company headed by the futurist, Alvin Toffler, a Telmex Corporation. In addition, Mr. Pliska served as an associate at the law firm of Sonnenschein, Nath & Rosenthal in Los Angeles from July 1999 to November 2000, where he worked on various litigation and intellectual property matters. Before his legal career, Mr.Pliska worked as a television producer in connection with noted industry veteran Al Burton, including work at Universal Television and Castle Rock Entertainment where he produced and developed numerous television properties. Mr. Pliska contributed and worked on various programs including The New Lassie, Baywatch, Out of the Blue, and shares an Emmy Award for his contributions to television creative development. While at Berkeley Law, he worked as a research assistant to Professor John Yoo and was an extern to the 9th Circuit Court of Appeals for the Judge Alex Kozinski and at the Governor’s Office of Legal Affairs in the state of California for then Governor Pete Wilson.

He has served as a mentor of the Tiger Wood’s Foundation Earl Woods Scholar program, is a member of the Pacific Council, a director of the WPT Foundation and on the board of the GOCAT (Greater Orange County Community Arts Theater). Mr.Pliska holds a B.A. from the University of Southern California’s School of Cinematic Arts and a J.D. from the University of California, Berkeley’s Law School, Boalt Hall.

Maya Rogers

Maya Rogers has served as a director of the Company since August 2019. She has served as President and Chief Executive Officer of Blue Planet Software, the sole agent of the Tetris brand, since 2011.

Ms. Rogers is also Founding Partner of Blue Startups, Hawaii’s first venture accelerator, which helps early stage startups accelerate their businesses with investments and mentoring. From 2007 to 2009, Ms. Rogers worked as a Director of Business Development at Tetris Online China on the go-to-market strategy assessment on mid to long-term feasibility for Tetris to enter the Chinese online PC market. There she pursued and negotiated with potential Chinese gaming companies for joint venture opportunities in Shanghai, Beijing and Taiwan. Prior to heading Tetris, Ms. Rogers steered cross-culturalization and development efforts for Sony Interactive Entertainment where she executed and oversaw the localization strategies across Sony PlayStation games, including Sony’s top titles Gran Turismo and Hotshots Golf franchises. Ms. Rogers currently serves on the boards of the Smithsonian Asian Pacific American Center, American Red Cross — Hawaii Chapter, Women’s Fund of Hawaii, Chamber of Commerce Hawaii, and the Daniel K. Inouye Asia-Pacific Center for Security Studies. Ms. Rogers holds a BS in Business Administration from Pepperdine University and an Executive MBA from Pepperdine Graziadio School of Business and Management.

On  March 29, 2021, our Board of Directors approved the appointment of each of Libing (Claire) Wu and Jingsheng Lu to the Board, to be effective upon the consummation of a sale of the Company’s poker-related business and assets, at which time the Board intends to (i) increase the size of the Board as necessary to seat such directors, and (ii) determine into which class such directors will be included.

Libing (Claire) Wu is the Vice President and General Counsel of Asia Pacific Capital, Inc, as well as Senior Counsel at the New York law firm Davidoff Hutcher & Citron LLP. Ms. Wu is a graduate of New York University School of Law, New York, USA (Master of Laws in Corporate Law) and a graduate of China University of Political Science and Law, Beijing, China (Master of Laws in Corporate Law). Ms. Wu received a Bachelor of Science Degree in International Economics from Nankai University, Tianjin, China, and an Advanced Professional Certificate in Law and Business from New York University Leonard N. Stern School of Business. Ms. Wu has over 15 years’ experience as a corporate and securities attorney practicing in New York, with extensive legal and business experience in cross-border transactions, U.S. securities regulation, mergers and acquisitions, capital market transactions, as well as corporate structuring and governance.

Jingsheng Lu has served as an independent director of Ourgame since 2020. Prior to that, he served as a director of Zhejiang Xiangyuan Culture Co., Ltd.,(“Xiangyuan Culture”), which is a main board listed company in China (Code in Shanghai Stock Exchange: 600576), from 2015 to 2017, where he served as co-CEO of Xiamen Xtone Animation Co., Ltd., (“Xtone”), and led the merger of Xtone by Xiangyuan Culture in 2014. He also served as CFO of Beijing International Advertising & Communication Group from 2018 to 2019. He previously served as a senior audit manager at Deloitte China for six years, and at Deloitte US for two years from 2001 to 2010. He is currently a non-practicing certified public accountant in China since 2007, as well as a member of the American Institute of Certified Public Accountants since 2009. He holds a Bachelor of Economics degree from University of International Business and Economics in Beijing, China.

Our Executive Officers

The following table sets forth certain information concerning our executive officers as of the date of this Report.

Name	Position(s)	Age
Frank Ng	Chief Executive Officer	52
David Moon	Chief Operating Officer	48
Anthony Hung	Chief Financial Officer	53
Adam Pliska	President, and President and CEO of WPT	48

Frank Ng Chief Executive Officer	Mr. Ng’s biography is included above under the section titled “Our Board of Directors.”

David Moon Chief Operating Officer	David Moon has served as our Chief Operating Officer since August 2019. Since December 2018, Mr. Moon has provided consulting services to Allied Esports. Previously, Mr. Moon also served as Global President of Ourgame. From 2014 to 2016, Mr. Moon was COO and co-founder of Zig Zag Zoom, a publisher of cause-driven mobile games. Before that, from 2012 to 2014, he was VP of Global Production and Operations in Disney Interactive’s Asia Games Group. He was a co-founder of StudioEx, a mobile and PC game studio in 2009, which Disney acquired in 2012. Mr. Moon was a founding member of Hangame, South Korea’s first casual online games portal and microtransactions pioneer, listed in 2002 as NHN Corporation, where he led corporate development and global expansion efforts from 1999 to 2006. He is also the founder of Metamedia Entertainment, a digital media venture that develops and produces interactive digital experiences, including TV-everywhere content and platforms that drive virality, engagement, retention, and monetization. Mr. Moon holds a Master’s degree in Political Science from the University of California, Berkeley and Bachelor’s degrees in Political Science and Mathematics from Brown University.

Anthony Hung Chief Financial Officer	Anthony Hung has served as our Chief Financial Officer since September 2019. Before joining the Company, from 2012 to 2019, he served as the CEO and CFO of Audio Design Experts, a privately held provider of premier audio solutions for leading consumer brands around the world. Prior to his role at Audio Design Experts, from 2010 to 2012 Mr. Hung was Senior Vice President, Business Development and Sales for Cooking.com where he oversaw the e-commerce services business as well as advertising sales operations. He also served as the Chief Financial Officer of Golden Eye Dealership Solutions, a software-as-a-service start-up focused on automotive dealerships, from 2008 to 2010 and was Vice President, Business Development & Acquisitions for ESPN from 2007 to 2008. Prior to this, from 1997 to 2007, he was General Partner at DynaFund Ventures, a $220million venture capital fund. He also held positions of increasing responsibility in finance and strategy at The Walt Disney Company (NYSE: DIS). He began his career as an investment banker at Donaldson, Lufkin & Jenrette Securities in 1989. Mr. Hung holds a Master’s of Business Administration degree from the Anderson School at the University of California, Los Angeles and a Bachelor of Arts degree in Economics from Harvard College.

Adam Pliska President, and President and CEO of WPT	Mr. Pliska’s biography is included above under the section titled “Our Board of Directors.”

Judson Hannigan CEO of Allied Esports

With more than 15 years of global consulting, marketing and executive experience, Jud Hannigan is a co-founder and CEO of Allied Esports. Prior to co-founding Allied Esports, Jud was a Vice President at Ourgame International. In 2006, Jud founded consulting and trading company Big Turn International in Beijing, serving as Managing Director until 2015, and worked with clients throughout Asia across the Sports and Entertainment, Gaming, Television, Media and Apparel industries. Prior to moving to China in 2006, Mr. Hannigan worked in sales and partnership development for NYC Marketing, an office created by former New York City Mayor Michael Bloomberg, where he developed and executed marketing programs with official city partners and events, including Snapple Beverage Group and the 2005 CMA Awards. Prior to NYC Marketing, Mr. Hannigan served as an intern from 2000 to 2003 in the Corporate and Community Relations division of the New York Yankees’ front office.

Family Relationships

Mr. Bradley Berman, one of our directors, is the son of Mr. Lyle Berman, one of our directors. There are no other family relationships between any of the other directors or executive officers.

INFORMATION REGARDING THE BOARD OF DIRECTORS
AND CORPORATE GOVERNANCE

Board Leadership Structure and Role in Risk Oversight

Lyle Berman serves as Chairman of our Board of Directors and Frank Ng serves as our Chief Executive Officer. We believe that separating the positions of Chairman of the Board and Chief Executive Officer separate will permit our Chief Executive Officer to concentrate his efforts primarily on managing business operations and development. This will also allow us to maintain an independent Chairman of the Board who oversees, among other things, communications and relations between our Board of Directors and senior management, consideration by our Board of Directors of the company’s strategies and policies, and the evaluation of our principal executive officers by our Board of Directors.

Committees of the Board of Directors

We have a separately standing audit committee, compensation committee and nominating committee, each of which is comprised of three independent directors. Each of the Company’s committees have a separately adopted charter which is available on the Company’s website at www.alliedesportsent.com.

Audit Committee Information

Our audit committee consists of Benjamin Oehler (chairman), Joseph Lahti, and Yinghua Chen.

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

Nominating Committee Information

Yinghua Chen (chair), Ho Min Kim and Lyle Berman serve as members of our nominating committee. Each member of the nominating committee is independent under the applicable Nasdaq listing standards. The nominating committee has a written charter. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2020, the following filings were delinquent: Form 3s filed by Judson Hannigan, Tae Hyung Kim and Roy Choi; and Form 4s filed by Lyle Berman (3 transactions), Yinghua Chen (2 transactions), Tae Hyung Kim (2 transactions), and Judson Hannigan (1 transaction).

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees (specifically including but not limited to our chief executive officer, president, chief operating officer, chief financial officer, chief accounting officer, corporate controller, and all other senior financial officers). Further, our chief executive officer, chief financial officer, chief accounting officer, corporate controller, and all other senior financial officers are also subject to the Code of Ethics for CEO and Senior Financial Officers, which is attached as Appendix A to our Code of Business Conduct and Ethics. Our Code of Ethics for CEO and Senior Financial Officers satisfies the requirements of Item 406(b) of Regulation S-K. Our Code of Business Conduct and Ethics is available on our Internet website at visit www.alliedesportsent.com.

Item 11. Executive Compensation

The following tables set forth information regarding compensation awarded to or earned by our “named executive officers,” which under SEC rules and regulations include (i) all individuals serving as our principal executive officer during fiscal 2020, (ii) our two most highly compensated other individuals who were serving as executive officers at the end of fiscal 2020 and who received total compensation in excess of $100,000, and (iii) up to two additional individuals for whom disclosure would have been required under (ii) but for the fact that they were not serving as executive officers at the end of fiscal 2020. For 2020, our named executive officers were:

●	Kwok Leung Frank Ng, Chief Executive Officer of Allied Esports Entertainment, Inc.

●	Judson Hannigan, Chief Executive Officer of Allied Esports International Inc.

●	Adam Pliska, President of Allied Esports Entertainment, Inc. and President and CEO of WPT Enterprises, Inc.

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)		Stock Awards ($) (e)		Option Awards ($) (f)	Nonequity incentive plan compensation ($) (g)	Nonqualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Kwok Leung Frank Ng,	2019	122,308		—		120,000	(1)	557,417	—	—	—	799,725
Chief Executive Officer	2020	166,154				100,000	(2)	—				266,154

Judson Hannigan,	2019	235,185	(4)	—		50,000	(5)	266,733	—	—	—	551,918
CEO of Allied Esports	2020	228,000				50,000	(6)	—				278,000

Adam Pliska,	2019	401,602		1,706,086	(7)	45,000	(9)	353,455	—	—	—	2,506,143
President and Director, CEO of the World Poker Tour	2020	395,985				211,000	(10)	—				606,985

(1)	Pursuant to a Restricted Stock Agreement dated effective September 20, 2019, Mr. Ng was issued 17,668 shares of restricted common stock of the Company, which vests on the earliest of termination of Mr. Ng’s employment without “Cause” (as defined in the agreement), resignation of Mr. Ng for “Good Reason” (as defined in the agreement) or September 20, 2020 so long as Mr. Ng remains an employee or service provider at such time. Additionally, Mr. Ng was awarded an additional 3,534 shares of restricted common stock of the Company pursuant to a Restricted Stock Agreement dated effective September 20, 2019 for director services, which vest on September 20, 2020 so long as Mr. Ng remains a director at such time.
(2)	Pursuant to a Restricted Stock Agreement dated effective August 7, 2020, Mr. Ng was issued 46,083 shares of restricted common stock of the Company, which vests on the earliest of termination of Mr. Ng’s employment without “Cause” (as defined in the agreement), resignation of Mr. Ng for “Good Reason” (as defined in the agreement) or August 18, 2021 so long as Mr. Ng remains an employee or service provider at such time.
(4)	Consulting services fee was paid to Big Turn International Limited, a company to which Mr. Hannigan has an ownership interest in, totaling $55,935. Mr. Hannigan’s services as a full-time employee earned a total salary of $179,250 in 2019.
(5)	Pursuant to a Restricted Stock Agreement dated effective September 20, 2019, as amended, Mr. Hannigan was issued 8,834 shares of restricted common stock of the Company, which vested on the earliest of termination of Mr. Hannigan’s employment without “Cause” (as defined in the agreement), resignation of Mr. Hannigan for “Good Reason” (as defined in the agreement) or November 12, 2020 so long as Mr. Hannigan remained an employee or service provider at such time.
(6)	Pursuant to a Restricted Stock Agreement dated effective August 7, 2020, Mr. Hannigan was issued 23,042 shares of restricted common stock of the Company, which vested on the earliest of termination of Mr. Hannigan’s employment without “Cause” (as defined in the agreement), resignation of Mr. Hannigan for “Good Reason” (as defined in the agreement) or August 18, 2021 so long as Mr. Hannigan remained an employee or service provider at such time.
(7)	$1,556,250 paid to Mr. Pliska on account of Mr. Pliska’s Employment Agreement as a profitability payment after it was determined that the WPT business reduced its losses or became profitable, and $149,836 paid for Mr. Pliska’s services in 2019.
(9)	Pursuant to a Restricted Stock Agreement dated effective September 20, 2019, as amended, Mr. Pliska was issued 4,417 shares of restricted common stock of the Company, which vests on the earliest of termination of Mr. Pliska’s employment without “Cause” (as defined in the agreement), resignation of Mr. Pliska for “Good Reason” (as defined in the agreement) or November 12, 2020 so long as Mr. Pliska remains an employee or service provider at such time. Additionally, Mr. Pliska was awarded an additional 3,534 shares of restricted common stock of the Company pursuant to a Restricted Stock Agreement dated effective September 20, 2019 for director services, which vest on September 20, 2020 so long as Mr. Pliska remains a director at such time.
(10)	Pursuant to a Restricted Stock Agreement dated effective August 7, 2020, Mr. Pliska was issued 11,521 shares of restricted common stock of the Company, which vests on the earliest of termination of Mr. Pliska’s employment without “Cause” (as defined in the agreement), resignation of Mr. Pliska for “Good Reason” (as defined in the agreement) or August 18, 2021 so long as Mr. Pliska remains an employee or service provider at such time. Additionally, on August 7, 2020, Mr. Pliska was awarded 85,517 shares of common stock for services rendered in 2019.

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

Frank Ng Employment Agreement

On November 5, 2019, the Company entered into a three-year written employment agreement (effective September 20, 2019) with Frank Ng, the Company’s Chief Executive Officer. Under the employment agreement, Mr. Ng serves as the Company’s Chief Executive Officer and on its Board of Directors (the “Board”). Mr. Ng is entitled to receive an annual base salary of $300,000 and is eligible for annual bonus compensation determined by the Board (the “Bonus Payments”). Mr. Ng may participate in the Company’s benefit plans that are currently and hereafter maintained by the Company and for which he is eligible, including, without limitation, group medical, 401(k), life insurance and other benefit plans.

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

On December 31, 2020, the Company and Frank Ng entered into an amendment to Mr. Ng’s employment agreement pursuant to Mr. Ng’s annual salary was increased to $400,000 per year payable in cash, and that the Company may, but is no longer required to, issue to Mr. Ng any shares of the Company’s common stock as compensation for his services.

On January 19, 2021, the Company entered into a Restricted Stock Unit Agreement with Mr. Ng. Pursuant to this agreement, Mr. Ng received restricted stock units having a stated value equal to $1,000,000, which restricted stock units represent the right to receive $1,000,000 payable upon the earlier of the two-year anniversary of the closing date of the Sale Transaction (provided that Mr. Ng remains continuously employed by the Company through such date), or the termination of Mr. Ng’s employment without cause (as defined in his employment agreement) (as applicable, the “Vesting Date”). At the time of payment, the Company may elect pay the $1,000,000 award in cash or in shares of common stock valued at the fair market value of our common stock on the Vesting Date, or any combination thereof. All issuances of common stock will be issued from our 2019 Equity Incentive Plan. If payments or benefits provided or to be provided by the Company or its affiliates to Mr. Ng pursuant to the agreement or otherwise (“Covered Payments”) constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986 (the “Code”) that would be subject to the excise tax imposed under Section 4999 of the Code (collectively, the “Excise Tax”), payments to be made under the agreement will be reduced to the minimum extent necessary to ensure that no portion of the Covered Payments is subject to the Excise Tax. On March 22, 2021, the agreement was amended to provide that the Vesting Date would apply after the two-year anniversary of the sale of CSI to Element Partners, LLC, Bally’s Corporation, or their affiliates (provided that Mr. Ng remains continuously employed by the Company through such date).

Adam Pliska Employment Agreement

Adam Pliska, who served as President and CEO of the entities comprising the World Poker Tour (the “WPT Entities”) and as an executive for Ourgame prior to the Merger, and who now serves as President of the Company and CEO of the WPT Entities, has an Executive Engagement Agreement with Ourgame, dated as of January24, 2018 and as amended in June 2018 (the “Pliska Employment Agreement”). Ourgame’s obligations under the Pliska Employment Agreement were assumed by the Company in connection with the Merger. On April24, 2020, the Company, Ourgame, Trisara, and Adam Pliska entered into an Assignment and Assumption Agreement (the “Pliska Assignment”) to document the assumption. Effective as of May 1, 2020, Mr. Pliska’s annual salary was reduced by 10% to approximately $377,000 for a six-month period.

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

Pursuant to the Stock Purchase Agreement governing the Sale Transaction., and as a condition to the closing of the Sale Transaction, the Company is required to deliver an amendment to Mr. Pliska’s current employment agreement with the Company in the form attached as Exhibit E to the Stock Purchase Agreement. Mr. Pliska’s amended employment agreement will, upon closing of the Sale Transaction, replace the Company as a party with CSI resulting in Mr. Pliska’s services being a part of the WPT Business acquired by Buyer in the Sale Transaction, have its term extended by one year, and the Company will be released from all obligations under the employment agreement for periods from and after the closing of the Sale Transaction.

Jud Hannigan Employment Arrangement

Jud Hannigan, the Chief Executive Officer of Allied Esports International Inc., has an at-will employment arrangement with Allied Esports International, Inc. Mr. Hannigan’s current annual salary is $285,000. Effective as of May 1, 2020, Mr. Hannigan’s annual salary was reduced by 40% to approximately $171,000for a six-month period. Mr. Hannigan is entitled to annual bonus compensation of up to 40% of his salary as determined by the Board. Mr. Hannigan participates in our employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets applicable eligibility requirements.

Profit Participation Agreements

In January 2018, members of the senior management of WPT entered into Profit Participation Agreements with Ourgame, pursuant to which Ourgame agreed to pay such employees (i) a designated percentage (varying between 0.5% and 4.5%) of any profit earned by WPT during each fiscal year (terminating upon the sale, merger or other disposition of WPT), and (ii) a payment equal to that designated percentage of the proceeds from any sale, merger or other disposition of WPT in which Ourgame was paid at least $45 million. The closing of the Merger, which occurred on August 9, 2019, triggered such a payment to WPT senior management, at a deemed value of WPT of $50 million, and such agreements were terminated as a result of the Merger. Mr. Pliska received a payment of $2,000,120 and Deborah Frazzetta, WPT’s VP of Finance, received a payment of $490,753 in exchange for their 4.0% and 1.5% shares of such proceeds, respectively. Such payments were made in shares of restricted AESE common stock, valued at $6.59 per share, that would have otherwise been issued to Ourgame in the Merger. Mr. Pliska received 303,508 shares and Ms. Frazzetta received 74,469 shares, all of which are subject to transfer and forfeiture restrictions. Mr. Pliska’s payment was in addition to the $1.5 million payment owed to Mr. Pliska under the Pliska Employment Agreement, discussed above.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2020, the Company’s named executive officers had outstanding the following option and/or stock awards:

	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options exercisable (#) (b)	Number of securities underlying unexercised options unexercisable (#) (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Kwok Leung Frank Ng	–	–	40,000	5.66	9/20/2029	46,083	–	–	100,000
	–	–	300,000	4.09	11/21/2029	–	–	–	–

Judson Hannigan	–	–	170,000	4.09	11/21/2029	23,042	–	–	50,000

Adam Pliska	–	–	40,000	5.66	9/20/2029	11,521	–	–	25,000
	–	–	170,000	4.09	11/21/2029	–	–	–	–

Director Compensation

The following table sets forth information regarding the compensation earned for service on our Board of Directors by our non-employee directors during the year ended December 31, 2020.

Director Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)(1)		Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)		(d)		(e)	(f)	(g)	(h)
Bradley Berman	–	–		–		–	–	–	–
Lyle Berman	–	20,000	(2)	–		–	–	–	20,000
Yinghua Chen		20,000	(3)	30,593	(4)				50,593
Ho Min Kim	–	–		–		–	–	–	–
Tae Hyung Steve Kim		20,000	(3)	30,593	(4)				50,593
Joseph Lahti	–	–		–		–	–	–	–
Benjamin Oehler	–	–		–		–	–	–	–
Maya Rogers	–	–		–		–	–	–	–
Kan Hee Anthony Tyen (5)	–	–		–		–	–	–	–
Eric Yang (3)	–	–		–		–	–	–	–

(1)	The amounts shown represent compensation expense recognized for financial statement purposes under ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of the assumptions relating to our valuations of these stock awards and stock awards, please see Note 16 to the financial statements included in this Report. These amounts reflect our accounting expense for these stock awards and option awards and do not correspond to the actual value that may be recognized by the directors.
(2)	Represents grant date value of 14,286 shares of common stock granted on September 24, 2020.
(3)	Represents grant date value of 9,479 shares of restricted common stock of the Company pursuant to a Restricted Stock Agreement dated effective July 1, 2020 for director services, which vest on July 1, 2021 so long as such director remains a director at such time.
(4)	Represents the grant date value of an option to purchase 40,000 shares of common stock, which vest in four equal installments on each one-year anniversary of issuance.
(5)	Kan Hee Anthony Tyen and Eric Yang resigned as members of our Broad of Directors effective June 30, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The Company maintains a 2019 Equity Incentive Plan. The purpose of the 2019 Equity Incentive Plan is to enable the Company to offer to employees, officers, and directors of, and consultants to, the Company and its subsidiaries whose past, present and/or potential future contributions to the Company and its subsidiaries have been, are or will be important to the success of the Company, an opportunity to share monetarily in the success of and/or acquire an equity interest in the Company. 3,463,305 shares of our common stock have been approved for issuance under the 2019 Equity Incentive Plan, of which 471,486 shares remained available for issuance pursuant to future grants at December 31, 2020.

The 2019 Equity Incentive Plan was approved by our stockholders. The following table sets forth certain information as of December 31, 2020 with respect to securities authorized for issuance under compensation arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,430,000	$4.15	471,486
Equity compensation plans not approved by security holders	—	—	—
Total	2,430,000	$4.15	471,486

Beneficial Ownership

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 11, 2021 by:

●	each person we believe beneficially holds more than 5% of our outstanding common shares (based solely on our review of SEC filings);

●	each of our “named executive officers” as identified in the summary compensation table; and

●	all of our current directors and executive officers as a group.

The number of shares beneficially owned by a person includes shares issuable under options, warrants and other securities convertible into common stock held by that person and that are currently exercisable or that become exercisable within 60 days of April 11, 2021. Percentage calculations assume, for each person and group, that all shares that may be acquired by such person or group pursuant to options, warrants and other convertible securities currently exercisable or that become exercisable within 60 days of April 11, 2021 are outstanding. Nevertheless, shares of common stock that are issuable upon exercise of presently unexercised options, warrants and other convertible securities are not deemed to be outstanding for purposes of calculating the “Percentage of Shares Beneficially Owned” by any other person or any other group.

Except as otherwise indicated in the table or its footnotes, the persons in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

As of April 11, 2021, we had 39,139,502 shares of common stock issued and outstanding.

Name and Address of Beneficial Owners(1)	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Five Percent Stockholders:
Roy Choi(2)	5,072,048	12.9%
Primo Vital Limited(3)	15,112,163	35.8%
Directors and Named Executive Officers:
Bradley Berman(4)	72,325	*
Lyle Berman(5)	1,105,459	2.8%
Yinghua Chen(6)	25,302	*
Kenneth DeCubellis(7)	—	—
Jud Hannigan(8)	248,246	*
Anthony Hung(9)	128,215	*
Ho min Kim(10)	29,357	*
Tae Hyung Steve Kim(6)	25,302	*
Joseph Lahti(4)	72,325	*
Yangyang Li(11)	15,112,163	35.8%
Frank Ng(12)	469,736	1.2%
Benjamin S. Oehler(4)	72,325	*
Adam Pliska(13)	299,950	*
Maya Rogers(10)	29,357	*
All directors and executive officers, as a group (13 individuals)(14)	17,690,062	42.3%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 17877 Von Karman Avenue, Suite 300, Irvine, California, 92614. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)	Based on a joint Schedule 13G filed on January 29, 2021 by Knighted Pastures LLC and Roy Choi. Includes 190,000 five-year warrants to purchase shares of Company common stock at a price per share of $11.50 that are currently exercisable.

(3)	Based on a joint Schedule 13D filed on September 18, 2019. Includes warrants to purchase 3,125,640 shares of common stock that are currently exercisable.

(4)	Includes (i) 3,534 shares of common stock that are subject to transfer and forfeiture restrictions, and (ii) options to purchase 10,000 shares of common stock that are exercisable within 60 days after the Record Date.

(5)	Shares include options to purchase 10,000 shares of common stock issued to Mr. Berman that are exercisable within 60 days after the Record Date.

(6)	Shares include 9,479 shares of common stock that are subject to transfer and forfeiture restrictions until July 1, 2021.

(7)	Mr. DeCubellis previously served as Chief Executive Officer of BRAC. He resigned as a director and Chief Financial Officer of the Company on September 24, 2019.

(8)	Shares include (i) 90,350 five-year warrants to purchase shares of Company common stock at a price per share of $11.50 issued in the merger with Allied Esports Media, Inc. on August 9, 2019 (the “Merger”), (ii) 23,042 shares of common stock that are subject to transfer and forfeiture restrictions, which lapse on August 18, 2021, and (iii) options to purchase 42,500 shares of common stock that are exercisable within 60 days after the Record Date.

(9)	Shares include (i) 50,000 shares of common stock that are subject to transfer and forfeiture restrictions, which lapse on 25,000 shares on each of 8/18/2021 and 8/18/2022, (ii) 35,715 shares of common stock subject to transfer and forfeiture restrictions, which lapse on 8/18/2021, and (iii) options to purchase 42,500 shares of common stock that are exercisable within 60 days after the Record Date.

(10)	Shares include options to purchase 10,000 shares of common stock that are exercisable within 60 days after the Record Date.

(11)	Mr. Li is the current Chairman and acting Chief Executive Officer of Ourgame International Holdings Limited (“Ourgame”), the beneficial owner of Primo Vital Limited (“Primo”). Mr. Li may exercise voting and dispositive power over the shares beneficially owned by Primo, and disclaims any beneficial ownership in such shares except to the extent of his pecuniary interest.
(12)	Shares include (i) warrants to purchase 106,233 shares of common stock that are currently exercisable; (ii) 117,648 shares issuable to Mr. Ng’s spouse upon conversion of a convertible promissory note issued to her by the Company; (iii) 46,083 shares of common stock that are subject to transfer and forfeiture restrictions issued to Mr. Ng pursuant to restricted stock grants, which restrictions lapse on August 18, 2021; and (iv) options to purchase 85,000 shares of common stock that are exercisable within 60 days after the Record Date.

(13)	Shares include (i) 95,000 shares issuable upon the exercise of warrants to purchase common stock at a price per share of $11.50 issued in the Merger on August 9, 2019 to Mr. Pliska that are currently exercisable; (ii) 7,024 five-year warrants to purchase shares of Company common stock at a price per share of $11.50 issued in the Merger on August 9, 2019 that are currently exercisable; (iii) 38,000 warrants issued to The Lipscomb/Viscoli Children’s Trust (the “Trust”), of which Mr. Pliska is trustee, to purchase shares of Company common stock at a price per share of $11.50 that are currently exercisable; (iv) 11,521 shares of restricted common stock issued to Mr. Pliska on account of his services as a director and officer of the Company, which restrictions lapse on August 18, 2021 or the earlier closing of the Sale Transaction; and (v) options to purchase 52,500 shares of common stock that are exercisable within 60 days after the Record Date. Mr. Pliska is the President of the Company and WPT Enterprises, Inc., serves as a director of the Company and disclaims any pecuniary interest in the warrants set forth in item (iii).

(14)	Consists of shares beneficially owned by our current directors and current executive officers.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Transactions with Related Persons

Since January 1, 2020, we have engaged in the following transactions with our directors, executive officers and holders of 5% or more of our voting securities, and affiliates of our directors, executive officers and holders of 5% or more of our voting securities. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

On September 30, 2020, Peerless Media Limited (“Peerless”), a subsidiary of WPT Enterprises, Inc. through which the WPT engages in international operations, entered into a two-year Regional License Agreement with Ourgame, pursuant to which Ourgame was granted the non-exclusive right to host WPT-branded live poker tournaments in Macau. Under the terms of the agreement, Ourgame will share between 30% and 50% (depending on the type of event held) of revenue generated from the WPT-branded events in Macau with Peerless, as well as pay Peerless fees per event ranging from $20,000 USD to $35,000 USD depending on the type of event. There is no obligation for Ourgame to put on the events, and the agreement provides for standard cross-marketing and promotional obligations of the parties.

Noble Link Notes

Prior to the Merger, Noble Link and its wholly owned subsidiaries Peerless Media Limited, Club Services, Inc. and WPT Enterprises, Inc. operated the poker-related business of the Company. On May15, 2019, Noble Link issued a series of secured convertible promissory notes (the “Noble Link Notes”) whereby investors provided Noble Link with $4million to be used for the operations of Allied Esports and WPT, of which one Noble Link Note in the amount of $1million was issued to the wife of a related party who formerly served as co-CEO of the Former Parent and a Director of Noble Link. Pursuant to the original terms of the Noble Link Notes, the Noble Link Notes accrued annual interest at 12%; provided that no interest would payable in the event the Noble Link Notes were converted into the Company’s common stock. The Noble Link Notes were due and payable on the first to occur of (i) the one-year anniversary of the issuance date, or (ii) the date on which a demand for payment was made during the time period beginning on the closing date of the Merger (the “Closing Date”) and ending on the date that was three (3) months after the Closing Date. As security for purchasing the Noble Link Notes, the investors received a security interest in Allied Esports’ assets (second to any liens held by the landlord of the Las Vegas arena for property located in that arena), as well as a pledge of the equity of all of the entities comprising WPT, and a guarantee of the Ourgame and BRAC. Upon the closing of the Merger, the Noble Link Notes were convertible, at the option of the holder, into shares of the Company’s common stock at $8.50 per share.

Pursuant to an Amendment and Acknowledgement Agreement dated August 5, 2019 (the “Amendment and Acknowledgement Agreement”), the Noble Link Notes were amended to extend their maturity dates to August 23, 2020 (the “Maturity Date”). The Noble Link Notes are convertible into shares of the Company’s common stock at the election of the holders at any time between the Closing Date and the Maturity Date at a conversion price of $8.50 per share. Further, the minimum interest to be paid under each Noble Link Note shall be the greater of (a) 18 months of accrued interest at 12% per annum; or (b) the sum of the actual interest accrued plus six months of additional interest at 12% per annum. The Company recorded interest expense of $1,433,054 related to the Noble Link Notes during the year ended December 31, 2020.

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

Put Option Agreement

On February 25, 2020 (the “Effective Date”), the Company entered into a Put Option Agreement (the “Agreement”) with Lyle Berman, Chairman of the Company’s Board of Directors. Under the Agreement, the Company has an option (the “Option”), in its discretion, to sell shares of its common stock (the “Option Shares”) to Mr. Berman for aggregate gross proceeds of up to $2.0million, at a purchase price of $1.963 per Option Share. The Company will be required to exercise the Option, if at all, no later than April 9, 2020, at which time the Option will expire. The Company has no obligation to sell any Option Shares under the Agreement. If the Company exercises the Option, it must do so in full (and not in part), subject to the Exchange Limitations (as defined below). On March9, 2020, the Company exercised the Option by delivering an Option election notice to Mr. Berman. On April 7, 2020, the parties executed an amendment to the Agreement and agreed to hold the closing (the “Closing”) no later than May15, 2020.

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

The number of Option Shares to be issued by the Company and purchased by Mr. Berman at the Closing will be appropriately reduced in order to comply with the Exchange Limitations. The Option Shares would be issued pursuant to available exemptions from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws. The Company’s stockholders have approved the issuance of the Option Shares and the Exchange Limitations will not apply. On March 9, 2020, the Company delivered to Mr. Berman a notice of its exercise of the Option, and at the Closing Mr. Berman is required to purchase an aggregate of 1,018,848 Option Shares at $1.963 per Option Share.

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

On May 15, 2020, the parties held the Closing and the Company sold to Mr. Berman 1,018,848 Option Shares at $1.963 per Option Share, for total gross proceeds of $2,000,000.

Secured Convertible Bridge Notes — Amendments, Modification and Conversions

In addition to the Noble Link Notes (described above), on October11, 2018, the former owners of certain of the Company’s subsidiaries issued a series of secured convertible promissory notes (such notes, together with the Noble Link Notes, the “Bridge Notes”) to several investors (such investors, together with the Noteholders, collectively the “Bridge Note Holders”) for gross proceeds of $10million. The Bridge Notes were initially due and payable on the one-year anniversary of the issuance date. The Bridge Notes were subsequently assumed by the Company, and payments were deferred until August 23, 2020 (the “Bridge Maturity Date”). The Bridge Notes are convertible into shares of the Company’s common stock at a conversion price of $8.50 per share. Further, the minimum interest to be paid under each Bridge Note shall be the greater of (a) 18months of accrued interest at 12% per annum; or (b) the sum of the actual interest accrued plus six months of additional interest at 12% per annum; provided that no interest is payable in the event the Bridge Notes are converted into Company common stock.

As security for purchasing the Bridge Notes, the investors received a security interest in the Company’s assets (second to any liens held by the landlord of the Company’s Las Vegas arena for property located in that arena), as well as a pledge of the equity of all of the entities comprising WPT.

If the Bridge Note Holders elect to convert their Bridge Notes into common stock, they would be entitled to receive additional shares of common stock equal to the product of (i) 3,846,153 shares, multiplied by (ii) the Bridge Note Holder’s investment amount, divided by (iii) $100,000,000, if, at any time prior to August 9, 2024, the last exchange-reported sale price of common stock trades at or above $13.00 for 30 consecutive calendar days.

Each Bridge Note Holder received a warrant to purchase shares of common stock in an amount equal to the product of (i) 3,800,000 shares, multiplied by (ii) the Bridge Note Holder’s investment amount, divided by (iii) $100,000,000. The warrants have a term of five years, an exercise price of $11.50 per share, and became exercisable as of September9, 2019. On June 8, 2020, the Company and the holders (the “Extending Bridge Noteholders”) of two Bridge Notes in the aggregate principal amount of $2,000,000 (together, the “Extended Bridge Notes”), each entered into a Secured Convertible Note Modification (Extension) Agreement with the Company (together, the “Bridge Note Extensions”) pursuant to which, among other things, the Extending Bridge Noteholders agreed to extend the maturity date of their respective Extended Bridge Note until February 23, 2022. Interest on the Extended Bridge Notes will continue to accrue at 12.0% per year and may be prepaid without penalty. The remaining provisions of the Extended Bridge Notes remain unchanged and in effect. One of the Extending Bridge Noteholders is Man Sha, the spouse of Frank Ng, the Company’s Chief Executive Officer and Director.

On April 29, 2020, the Company and Knighted Pastures, LLC (“Knighted”), the holder of a $5,000,000 Bridge Note, entered into a Secured Convertible Note Modification and Conversion Agreement (the “Amendment”), in which Knighted agreed to convert $2,000,000 of the principal amount of its Bridge Note into shares of the Company’s common stock at a reduced conversion price of $1.60 per share, and the Company issued to Knighted 1,250,000shares of common stock. Interest on the converted amount continued to accrue, and all accrued and unpaid interest under the Note (including interest accrued on the converted amount) was due on the then maturity date of August 23, 2020. On May 22, 2020, the Company and Knighted subsequently entered into a Secured Convertible Note Modification and Conversion Agreement No. 2 (the “Second Amendment”). Pursuant to the Second Amendment, Knighted agreed to convert the remaining $3,000,000 of outstanding principal under its Bridge Note into shares of the Company’s common stock at a conversion price of $1.40 per share, and the Company issued to Knighted 2,142,857 shares of common stock. Such conversion resulted in Knighted being a holder of 5% or more of our voting securities. On June 8, 2020, the Company and Knighted entered into Secured Convertible Note Modification Agreement No. 3 (the “Third Amendment”), pursuant to which Knighted agreed to defer payment of all interest payable to Knighted on August 23, 2020 ($1,421,096) until February 23, 2022, but will be paid upon the sale of WPT and as such are classified as a current liability. Such amount will accrue interest at the annual rate of 12% and may be prepaid without penalty. The remaining amounts due under Knighted’s Bridge Note, as amended, are no longer convertible into shares of common stock.

The Company previously registered for resale an aggregate of 588,236 shares of common stock upon conversion of the Knighted Note at $8.50 per share, and agreed to file an amendment to the registration statement on Form S-1 filed May 1, 2020 to register for resale the remaining shares that have been issued to Knighted as a result of its conversion of the Knighted Note, including the shares issued pursuant to the Amendment and Second Amendment. The Company filed the amendment to the registration statement on June 10, 2020 and it was declared effective by the SEC on June 11, 2020.

Independence of Directors

Nasdaq listing standards require that a majority of our Board of Directors be “independent directors” as defined by The Nasdaq Marketplace Rules. We currently have eight “independent directors”, Messrs. Bradley Berman, Benjamin Oehler, Joseph Lahti, Lyle Berman, Yinghua Chen, Tae Hyung Steve Kim and Ho min Kim, and Ms. Maya Rogers.

Item 14. Principal Accountant Fees and Services

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees billed by Marcum LLP for the years ended December 31, 2020 and 2019.

The following table presents the aggregate fees billed by Marcum LLP for the years ended December 31, 2020 and 2019:

	2020	2019
Audit Fees(1)	$284,505	$364,620
Audit-Related Fees(2)	—	31,930
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$284,505	$395,550

(1)	Audit Fees consist of fees for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption Audit Fees above. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	Tax Fees typically consist of fees for tax compliance, tax advice, and tax planning.

(4)	All Other Fees typically consist of fees for permitted non-audit products and services provided.

Pre-Approval Policy

The audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page 76.

(b)	See “Exhibit Index” on page 76.

(c)	Not applicable.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 12, 2021	ALLIED ESPORTS ENTERTAINMENT, INC.

	By:	/s/ Frank Ng
		Name:	Frank Ng
		Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Frank Ng	Chief Executive Officer (principal executive officer) and Director	April 12, 2021
Frank Ng

/s/ Anthony Hung	Chief Financial Officer (principal financial and accounting officer)	April 12, 2021
Anthony Hung

/s/ Adam Pliska	President and Director	April 12, 2021
Adam Pliska

/s/ Lyle Berman	Director	April 12, 2021
Lyle Berman

/s/ Bradley Berman	Director	April 12, 2021
Bradley Berman

/s/ Yinghua Chen	Director	April 12, 2021
Yinghua Chen

/s/ Ho Min Kim	Director	April 12, 2021
Ho Min Kim

/s/ Tae Hyung Steve Kim	Director	April 12, 2021
Tae Hyung Steve Kim

/s/ Joseph Lahti	Director	April 12, 2021
Joseph Lahti

/s/ Yangyang Li	Director	April 12, 2021
Yangyang Li

/s/ Benjamin Oehler	Director	April 12, 2021
Benjamin Oehler

/s/ Maya Rogers	Director	April 12, 2021
Maya Rogers

ALLIED ESPORTS ENTERTAINMENT, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Allied Esports Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allied Esports Entertainment, Inc., and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficiency from continuing operations, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Melville, New York

April 12, 2021

Allied Esports Entertainment, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2020	2019
Assets
Current Assets
Cash	$424,223	$3,277,417
Restricted cash	5,000,000	3,650,000
Accounts receivable	271,142	629,387
Prepaid expenses and other current assets	909,766	1,084,652
Current assets held for sale	45,363,817	6,938,238
Total Current Assets	51,968,948	15,579,694
Property and equipment, net	9,275,729	18,084,014
Intangible assets, net	30,818	34,009
Deposits	625,000	632,963
Other assets	-	4,638,631
Non-current assets held for sale	-	35,727,638
Total Assets	$61,900,495	$74,696,949

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$901,353	$208,753
Accrued expenses and other current liabilities	1,987,017	1,231,941
Accrued interest, current portion	152,899	1,973,268
Due to affiliates	9,433,975	3,375,875
Deferred revenue	57,018	93,238
Bridge note payable	1,421,096	-
Convertible debt, net of discount, current portion	1,000,000	12,845,501
Convertible debt, related party, net of discount, current portion	1,000,000	988,115
Loans payable, current portion	539,055	-
Current liabilities held for sale	9,169,247	7,286,595
Total Current Liabilities	25,661,660	28,003,286
Deferred rent	1,693,066	1,242,613
Accrued interest, non-current portion	193,939	-
Convertible debt, net of discount, non-current portion	578,172	-
Loans payable, non-current portion	368,074	-
Non-current liabilities held for sale	-	1,230,224
Total Liabilities	28,494,911	30,476,123
Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 38,506,844 and 23,176,146 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	3,851	2,317
Additional paid in capital	195,488,181	161,300,916
Accumulated deficit	(162,277,414)	(117,218,584)
Accumulated other comprehensive income	190,966	136,177
Total Stockholders’ Equity	33,405,584	44,220,826
Total Liabilities and Stockholders’ Equity	$61,900,495	$74,696,949

The accompanying notes are an integral part of these consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2020	2019
Revenues:
In-person	$2,988,363	$7,498,363
Multiplatform content	222,442	50,000
Total Revenues	3,210,805	7,548,363
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	2,808,648	4,832,897
Multiplatform content (exclusive of depreciation and amortization)	54,256	231,310
Online operating expenses	186,702	113,862
Selling and marketing expenses	259,892	1,563,682
General and administrative expenses	11,141,628	10,438,894
Stock-based compensation	5,141,989	247,720
Depreciation and amortization	3,609,480	3,548,810
Impairment of investments	6,138,631	600,000
Impairment of property and equipment	5,595,557	-
Impairment of deferred production costs and intangible assets	-	330,340
Total Costs and Expenses	34,936,783	21,907,515
Loss From Operations	(31,725,978)	(14,359,152)
Other Income (Expense):
Other income	176,015	167
Conversion inducement expense	(5,247,531)	-
Extinguishment loss on acceleration of debt redemption	(3,438,261)	-
Interest expense	(5,548,583)	(1,081,401)
Foreign currency exchange loss	-	(14,941)
Total Other Expense	(14,058,360)	(1,096,175)
Loss from continuing operations	(45,784,338)	(15,455,327)

Income (loss) from discontinued operations, net of tax provision	725,508	(1,283,402)

Net loss	$(45,058,830)	$(16,738,729)

Basic and Diluted Net (Loss) Income per Common Share
Continuing operations	$(1.60)	$(0.96)
Discontinued operations, net of tax	$0.03	$(0.08)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	28,687,361	16,159,444

Comprehensive Loss
Net Loss	(45,058,830)	(16,738,729)
Other comprehensive income:
Foreign currency translation adjustments	54,789	(2,684)
Total Comprehensive Loss	$(45,004,041)	$(16,741,413)

The accompanying notes are an integral part of these consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For The Year Ended December 31, 2020

	Common Stock		Common Stock Subscribed		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance - January 1, 2020	23,176,146	$2,317	-	$-	$161,300,916	$-	$136,177	$(117,218,584)	$44,220,826

Common stock issued for cash	758,725	76	-	-	4,999,924	-	-	-	5,000,000

Stock-based compensation:

Stock options	-	-	-	-	1,158,173	-	-	-	1,158,173

Common stock	64,286	7	-	-	128,993	-	-	-	129,000

Restricted stock	199,143	20	-	-	459,200	-	-	-	459,220

Shares issued upon exercise of Put Option	1,018,848	102			1,999,898		-	-	2,000,000

Shares issued upon conversion of debt	3,392,857	339	-	-	9,998,506	-	-	-	9,998,845

Beneficial conversion feature associated with convertible debt	-	-	-	-	523,636	-	-	-	523,636

Warrants issued with convertible debt	-	-	-	-	1,205,959	-	-	-	1,205,959

Shares issued for redemption of debt and accrued interest	9,678,840	968	-	-	13,217,123	-	-	-	13,218,091

Shares issued in satisfaction of employee bonus obligations	217,999	22	-	-	473,978	-	-	-	474,000

Disgorgement of short swing profits	-	-	-	-	21,875	-	-	-	21,875

Net loss	-	-	-	-	-	-	-	(45,058,830)	(45,058,830)

Other comprehensive income	-	-	-	-	-	-	54,789	-	54,789

Balance - December 31, 2020	38,506,844	$3,851	-	$-	$195,488,181	$-	$190,966	$(162,277,414)	$33,405,584

The accompanying notes are an integral part of these consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For The Year Ended December 31, 2019

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2019	11,602,754	$1,160	$124,361,130	$138,861	$(100,479,855)	$24,021,296

Effect of reverse merger	11,492,999	1,149	36,395,355	-	-	36,396,504

Warrants issued to convertible debt holders	-	-	114,804	-	-	114,804

Contingent consideration for convertible debt holders	-	-	152,590	-	-	152,590

Stock-based compensation:

Stock options	-	-	149,893	-	-	149,893

Restricted stock	80,393	8	127,144	-	-	127,152

Net loss	-	-	-	-	(16,738,729)	(16,738,729)

Other comprehensive loss	-	-	-	(2,684)	-	(2,684)

Balance - December 31, 2019	23,176,146	$2,317	$161,300,916	$136,177	$(117,218,584)	$44,220,826

The accompanying notes are an integral part of these consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(45,058,830)	$(16,738,729)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations, net of tax provision	(725,508)	1,283,402
Stock-based compensation	5,141,988	247,720
Conversion inducement expense	5,247,531	-
Extinguishment loss on acceleration of debt redemption	3,438,261	-
Amortization of debt discount	3,021,033	101,012
Non-cash interest expense	1,193,849	-
Depreciation and amortization	3,609,480	3,548,810
Impairment of deferred production costs	-	330,340
Impairment of investments	6,138,631	600,000
Impairment of property and equipment	5,595,557	-
Deferred rent	531,190	(68,182)
Changes in operating assets and liabilities:
Accounts receivable	361,927	(218,207)
Deposits	7,963	-
Deferred production costs	-	(330,340)
Prepaid expenses and other current assets	185,668	137,297
Accounts payable	687,625	(1,333,672)
Accrued expenses and other current liabilities	667,263	646,912
Accrued interest	(647,959)	980,391
Due to affiliates	5,466,500	3,210,058
Deferred revenue	(36,220)	51,704
Total Adjustments	39,884,779	9,187,245
Net Cash Used In Operating Activities	(5,174,051)	(7,551,484)

Cash Flows From Investing Activities
Net cash acquired in Merger	-	14,941,683
Return of Simon Investment	(3,650,000)	-
Investment in TV Azteca	(1,500,000)	(3,500,000)
Purchases of property and equipment	(355,769)	(1,320,212)
Investment in ESA	-	(1,140,745)
Purchases of intangible assets	(750)	(4,334)
Net Cash (Used In) Provided By Investing Activities	(5,506,519)	8,976,392

Cash Flows From Financing Activities
Proceeds from loans payable	907,129	-
Proceeds from convertible debt	9,000,000	-
Proceeds from disgorgement of short swing profit	21,875	-
Issuance costs paid in connection with convertible debt	(766,961)	-
Repayments of convertible debt	(7,000,000)	-
Proceeds from sale of common stock	7,000,000	-
Net Cash Provided By Financing Activities	9,162,043	-

The accompanying notes are an integral part of these consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, continued

	For the Years Ended
	December 31,
	2020	2019
Cash Flows From Discontinued Operations
Operating activities	(3,083,192)	(2,512,189)
Investing activities	868,028	(939,576)
Financing activities	685,300	3,653,196
Change in cash included in discontinued operations	1,529,864	(201,431)
Net Cash Provided By Discontinued Operations	-	-

Effect of Exchange Rate Changes on Cash	15,333	(7,062)

Net (Decrease) Increase In Cash And Restricted Cash	(1,503,194)	1,417,846
Cash and restricted cash - Beginning of year	6,927,417	5,509,571
Cash and restricted cash - End of year	$5,424,223	$6,927,417

Cash and restricted cash consisted of the following:
Cash	$424,223	$3,277,417
Restricted cash	5,000,000	3,650,000
	$5,424,223	$6,927,417

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$2,095,527	$-

Non-Cash Investing and Financing Activities
Beneficial conversion feature associated with convertible debt	$523,636	$-
Contingent consideration for convertible debt holders in connection with Merger	$-	$152,590
Convertible debt and related interest assumed in Merger	$-	$10,992,877
Due to Former Parent satisfied by issuance of common stock in connection with Merger	$-	$18,179,745
Guaranteed interest on convertible debt recorded as debt discount	$1,536,000	$-
Non-cash interest on convertible debt recorded as debt discount	$1,664,000	$-
Interest payable on Bridge Note converted to principal	$1,421,096	$-
Original issue discount on convertible debt	$600,000	$-
Shares issued upon conversion of Bridge Note	$5,000,000	$-
Shares issued for redemption of debt and accrued interest	$12,024,243
Warrants issued with convertible debt	$1,205,959	$-
Leasehold improvements acquired through lease incentives	$-	$899,221
Property and equipment acquired through accrued expenses	$-	$269,110
Non-cash investment in ESA	$-	$97,886
Warrants granted to convertible debt holders in connection with Merger	$-	$114,804
Shares issued in satisfaction of employee bonus obligations	$474,000	$-

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

On January 19, 2021, the Company entered into a stock purchase agreement, as amended on March 19, 2021 and again on March 29, 2021 (the “Stock Purchase Agreement”), to sell 100% of the capital stock of its wholly-owned subsidiary, Club Services Inc (“CSI”). CSI owns 100% of each of the legal entities that collectively operate or engage in the Company’s poker-related business. World Poker Tour is an internationally televised gaming and entertainment company that has been involved in the sport of poker since 2002 and created a television show based on a series of high-stakes poker tournaments. See Note 4 – Discontinued Operations and Note 17 - Subsequent Events.

As the result of the Company’s entry into the Stock Purchase Agreement, the Consolidated Balance Sheet as of December 31, 2020, the Consolidated Statement of Operations for the year ended December 31, 2020 and the Consolidated Statement of Cash Flows for the year ended December 31, 2020, present the results of World Poker Tour as discontinued operations and present the assets and liabilities of World Poker Tour as held for sale. All prior periods presented in the Consolidated Balance Sheets, the Consolidated Statements of Operations, and the Consolidated Statements of Cash Flows discussed herein have been restated to conform to such presentation. See Note 4 – Discontinued Operations.

Note 2 – Going Concern and Management’s Plans

As of December 31, 2020, the Company had cash of $0.4 million (not including approximately $5.0 million of restricted cash) and a working capital deficit from continuing operations of approximately $9.9 million. For the years ended December 31, 2020 and 2019, the Company incurred net losses from continuing operations of approximately $45.8 million and $15.5 million, respectively, and used cash in continuing operations of approximately $5.2 million and $7.6 million, respectively.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020, the Company had convertible debt in the gross principal amount of $2.0 million which matures on February 23, 2022, but will be paid upon the sale of WPT, and senior secured convertible notes in the gross principal amount of approximately $0.6 million, of which approximately $0.4 million is payable on January 1, 2021, and the remaining $0.2 million is payable on February 1, 2021, and for which certain payments can be accelerated at the option of the lender (see Note 10 – Convertible Debt and Convertible Debt, Related Party). As of December 31, 2020, the Company also has a Bridge Note outstanding in the amount of approximately $1.4 million which matures on February 23, 2022 , but will be paid upon the sale of WPT, (see Note 11 – Bridge Note Payable) and loans payable in the aggregate amount of $0.9 million, which mature in April 2022 (see Note 12 – Loans Payable). During January 2021, the Company issued an aggregate 529,383 shares of its common stock in full satisfaction of approximately $0.6 million and $0.1 million of principal and interest, respectively, owed on the senior secured convertible notes.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, the outbreak has caused people to avoid traveling to and attending these events. Allied Esports’ has cancelled or postponed live events, and before the reopening of Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada on June 25, 2020 the business was operating online only. The arena is currently running under a modified schedule and limited capacity (up to 65% capacity depending on the event) for daily play and weekly tournaments. The Company is continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on the Company’s operations, financial position and cash flows, as well as the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the extent of the impact cannot be determined.

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

The Company’s continuation is dependent upon attaining and maintaining profitable operations and, until that time, raising additional capital as needed, but there can be no assurance that it will be able to close on sufficient financing. The Company’s ability to generate positive cash flow from operations is dependent upon generating sufficient revenues. To date, the Company’s operations have been funded by the Former Parent, as well as through the issuance of convertible debt, and with cash acquired in the Merger. The Company expects to receive cash in connection with the sale of the WPT business, which is expected to close during the second quarter of 2021 (see Note 1 – Background and Basis of Presentation, Note 4 – Discontinued Operations and Note 17 – Subsequent Events). The Company cannot provide any assurances that it will be able to secure additional funding, either from equity offerings or debt financings, on terms acceptable to the Company, if at all, or that the sale of the WPT business will close as planned. If the Company is unable to obtain the requisite amount of financing needed to fund its planned operations, including the repayment of convertible debt, it would have a material adverse effect on its business and ability to continue as a going concern, and it may have to explore the sale of, or curtail or even cease, certain operations.

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

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, the valuation and carrying amount of goodwill and other intangible assets, accounts receivable reserves, the valuation of investments, stock-based compensation, warrants and deferred tax assets, as well as the recoverability and useful lives of long-lived assets, including intangible assets, property and equipment and deferred production costs. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Cash and Cash Equivalents

All short-term investments of the Company that have a maturity of three months or less when purchased are considered to be cash equivalents. There were no cash equivalents as of December 31, 2020 or 2019.

Restricted Cash

Restricted cash consists of cash held in an escrow account to be utilized for various approved strategic initiatives and esports event programs pursuant to an agreement with Brookfield Property Partners. See Note 14 – Commitments and Contingencies, Investment Agreements.

Accounts Receivable

Accounts receivable are carried at their contractual amounts. Management establishes an allowance for doubtful accounts based on its historic loss experience and current economic conditions. Losses are charged to the allowance when management deems further collection efforts will not produce additional recoveries. As of December 31, 2020 and 2019, there was no bad debt allowance.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation using the straight-line method over their estimated useful lives once the asset is placed in service. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; or (b) the remaining lease term (including renewal periods that are reasonably assured). Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures which extend the economic life are capitalized. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized in the statement of operations for the respective period.

The estimated useful lives of property and equipment are as follows:

Computer equipment	3 - 5 years
Production equipment	5 years
Furniture and Fixtures	3 - 5 years
Software	1 - 5 years
Gaming Truck	5 years
Leasehold Improvements	10 years

Intangible Assets and Goodwill

The Company’s intangible assets consist of the Allied Esports trademarks, which are being amortized over a useful life of 10 years. Intangible assets with indefinite lives are not amortized but are evaluated at least annually for impairment and more often whenever changes in facts and circumstances may indicate that the carrying value may not be recoverable.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

During the years ended December 31, 2020 and 2019, the Company recognized an impairment of $6,138,631 and $600,000, respectively related to certain investments, $5,595,557 and $0, respectively, related to property and equipment. and during the year ended December 31, 2019 the Company recognized impairment expense of $330,340 related to deferred production costs, due to management’s determination that the future cash flows from these assets are not expected to be sufficient to recover their carrying value.

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

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s statements of operations. As of December 31, 2020 and 2019, the Company had no liability for unrecognized tax benefits. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2020		2019
Restricted common shares	199,143		-
Options	2,430,000		2,480,000
Warrants	20,091,549		18,637,003
Convertible debt	439,811	(1)	1,647,058
Equity purchase options	600,000		600,000
Contingent consideration shares	269,231		3,846,153
	24,029,734		27,210,214

(1)	Common stock equivalents associated with convertible debt were calculated based on the fixed conversion price in effect for voluntary holder conversions; however, for certain convertible notes there is a variable conversion price in effect under certain scenarios that is equal to 87% of lowest daily volume weighted average price over the prior ten days, subject to a $0.734 floor price. If the applicable convertible note principal and guaranteed interest were all converted at the floor price, the potentially dilutive shares related to convertible debt would be 1,154,789 shares.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Revenue Recognition

On January 1, 2019, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under previous guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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

The Company recognizes revenue from continuing operations primarily from the following sources:

In-person revenue

The Company’s in-person revenue is comprised of event revenue, sponsorship revenue, merchandising revenue and other revenue. Event revenue is generated through Allied Esports events held at the Company’s esports properties. Event revenues recognized from the rental of the Allied Esports arena and gaming trucks are recognized at a point in time when the event occurs. In-person revenue also includes revenue from ticket sales, admission fees and food and beverage sales for events held at the Company’s esports properties. Ticket revenue is recognized at the completion of the applicable event. Point of sale revenues, such as food and beverage, gaming and merchandising revenues, are recognized when control of the related goods are transferred to the customer.

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

In-person revenue was comprised of the following for the years ended December 31, 2020 and 2019:

	For the Years Ended
	December 31,
	2020	2019
Event revenue	$574,536	$3,544,868
Sponsorship revenue	1,730,198	2,081,029
Food and beverage revenue	310,826	1,158,004
Ticket and gaming revenue	349,526	543,204
Merchandising revenue	22,209	171,014
Other revenue	1,068	244
Total in-person revenue	$2,988,363	$7,498,363

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Multiplatform revenue

The Company’s multiplatform content revenue is comprised of distribution revenue and content revenue. Distribution revenue is generated primarily through the distribution of content to online channels. Any advertising revenue earned by online channel is shared with the Company. The Company recognizes online advertising revenue at the point in time when the advertisements are placed in the video content.

Multiplatform revenue was comprised of the following for the years ended December 31, 2020 and 2019:

	For the Years Ended
	December 31,
	2020	2019
Distribution revenue	$222,442	$-
Content revenue	-	50,000
Total multiplatform revenue	$222,442	$50,000

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	For the Years Ended
	December 31,
	2020	2019
Revenues Recognized at a Point in Time:
Event revenue	$574,536	$3,544,868
Distribution revenue	222,442	-
Food and beverage revenue	310,826	1,158,004
Ticket and gaming revenue	349,526	543,204
Merchandising revenue	22,209	171,014
Content revenue	-	50,000
Other revenue	1,068	244
Total Revenues Recognized at a Point in Time	1,480,607	5,467,334

Revenues Recognized Over a Period of Time:
Sponsorship revenue	1,730,198	2,081,029
Total Revenues Recognized Over a Period of Time	1,730,198	2,081,029
Total Revenues	$3,210,805	$7,548,363

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

As of December 31, 2020, all continuing operations’ performance obligations in connection with contract liabilities included within deferred revenue on the prior year consolidated balance sheet have been satisfied. The Company expects to satisfy the remaining performance obligations related to its December 31, 2020 deferred revenue balance within the next twelve months. During the years ended December 31, 2020 and 2019, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Advertising Costs

Advertising costs from continuing operations are charged to operations in the year incurred and totaled $97,840 and $470,746 for the years ended December 31, 2020 and 2019, respectively.

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

During the years ended December 31, 2020 and 2019, 10% and 11%, respectively, of the Company’s revenues from continuing operations were from customers in foreign countries.

During the year ended December 31, 2020, the Company’s two largest customers accounted for 41% and 13% of the Company’s consolidated revenues from continuing operations. During the year ended December 31, 2019, the Company’s largest customer accounted for 14% of the Company’s consolidated revenues from continuing operations.

As of December 31, 2020, a single customer represented 74% of the Company’s accounts receivable from continuing operations.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Euro). Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (1.2264 and 1.1215 at December 31, 2020 and 2019, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (1.1414 and 1.1194 for the years ended December 31, 2020 and 2019, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive (loss) income. Losses of $0 and $14,941 arising from exchange rate fluctuations on transactions denominated in a currency other than the reporting currency for the years ended December 31, 2020 and 2019, respectively, are recognized in operating results in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

CARES Act

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, amongst other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Pursuant to Accounting Standards Codification Topic (“ASC 740”), the Company recognizes the tax effects of new tax legislation upon enactment. Accordingly, the CARES Act was effective beginning in the quarter ended March 31, 2020. The Company does not believe that the new tax provisions outlined in the CARES Act will have a material impact on the Company’s consolidated financial statements.

Discontinued Operations

The assets and liabilities of WPT are classified as “held for sale” as of December 31, 2021 and are reflected in the accompanying Consolidated Balance Sheets as “Current assets of discontinued operations,” “Assets of discontinued operations – non-current,” “Current liabilities of discontinued operations” and “Liabilities of discontinued operations – non-current.” The results of operations of WPT are included in “Income (loss) from discontinued operations, net of tax provision” in the accompanying Consolidated Statements of Operations and Comprehensive Loss. For comparative purposes, all prior periods presented have been reclassified to reflect the classifications on a consistent basis.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for private companies and emerging growth companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

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

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Recently Adopted Accounting Pronouncements

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

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company early adopted this standard on October 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements or disclosures.

Note 4 – Discontinued Operations

Transaction

During 2021, AESE entered into the Stock Purchase Agreement to sell the equity interests of its subsidiaries that own and operate its WPT business (the “Sale Transaction”), subject to shareholder and regulatory approvals, for a total purchase price of $105 million. This base purchase price will be adjusted to reflect the amount of CSI’s cash, indebtedness (other than indebtedness related to an outstanding $685,300 Paycheck Protection Program loan) and accrued and unpaid transaction expenses as of the closing of the Sale Transaction. Management committed to a plan to sell the WPT business prior to December 31, 2020. Accordingly, the WPT business has been recast as discontinued operations, and the assets and liabilities of WPT are classified as held for sale. See Note 1 – Background and Basis of Presentation and Note 17 – Subsequent Events.

In reaching its decision to enter into the Stock Purchase Agreement, the Company’s Board of Directors, in consultation with management as well as its financial and legal advisors, considered a number of factors, including the risks and challenges facing the WPT business in the future as compared to the opportunities available to the WPT business in the future, and the availability of strategic alternatives. After careful consideration, the Board of Directors unanimously approved the Stock Purchase Agreement and determined that the Sale Transaction is in the best interests of the Company and its stockholders, and that the Sale Transaction and the Stock Purchase Agreement reflect the highest value for the WPT business reasonably attainable for the Company’s stockholders.

About WPT

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

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Results of Discontinued Operations

Results and net income (loss) from discontinued operations are as follows, reflecting the results and net income (loss) of the WPT business:

	For the Years Ended December 31,
	2020	2019
Revenues	$20,149,042	$18,523,632
Operating costs and expenses	19,425,951	19,709,567
Income (loss) from operations	723,091	(1,185,935)
Other income (expense)	2,417	(97,467)
Net income (loss) from discontinued operations, before tax	725,508	(1,283,402)
Income tax	-	-
Income (loss) from discontinued operations, net of tax provision	$725,508	$(1,283,402)

Assets and liabilities held for sale as of December 31, 2020 are classified as current because the Sale Transaction is expected to close during 2021. The details are as follows:

Assets
Cash	$3,633,292
Accounts receivable	1,804,627
Prepaid expenses and other assets	289,968
Property and equipment, net	1,674,355
Goodwill	4,083,621
Intangible assets, net	12,305,887
Deposits	79,500
Deferred production costs	12,058,592
Due from affiliates	9,433,975
Current assets held for sale	$45,363,817

Liabilities
Accounts payable	$211,228
Accrued expenses and other liabilities	3,804,301
Accrued interest	4,224
Deferred revenue	1,970,668
Deferred rent	2,493,526
Loans payable (1)	685,300
Current liabilities held for sale	$9,169,247

(1)	Represents principal balance of PPP Loan. On January 26, 2021, WPT received notice from its lender that the entirety of the $685,300 of outstanding principal of the PPP Loan was forgiven.

Assets and liabilities held for sale as of December 31, 2019 are as follows:

Assets
Cash	$5,163,156
Accounts receivable	1,491,939
Prepaid expenses and other current assets	283,143
Current assets held for sale	6,938,238
Property and equipment, net	2,470,293
Goodwill	4,083,621
Intangible assets, net	14,755,867
Deposits	79,500
Deferred production costs	10,962,482
Due from affiliates	3,375,875
Non-current assets held for sale	35,727,638
Total assets held for sale	$42,665,876

Liabilities
Accounts payable	$748,118
Accrued expenses and other current liabilities	2,776,256
Deferred revenue	3,762,221
Current liabilities held for sale	7,286,595
Deferred rent	1,230,224
Non-current liabilities held for sale	1,230,224
Total liabilities held for sale	$8,516,819

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Reverse Merger and Recapitalization

As described in Note 1 – Background and Basis of Presentation above, on the Closing Date, the AEM Merger and the Merger took place. All of AEM capital stock outstanding immediately prior to the merger was exchanged for (i) 11,602,754 shares of AESE common stock, (ii) warrants for the purchase of 3,800,003 shares of AESE common stock with an exercise price of $11.50 per share, and (iii) 3,846,153 contingent shares (“Contingent Consideration Shares”). If any holder elects to convert their Bridge Note into common stock, they would be entitled to receive Contingent Consideration Shares equal to the product of (i) 3,846,153 shares, multiplied by (ii) that holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after the August 9, 2019 closing date, the last exchange-reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days.

On the Closing Date, pursuant to the Merger Agreement, in order to extinguish amounts owed to the Former Parent by WPT and Allied Esports in the aggregate amount of $32,672,622, AESE (i) repaid $3,500,000 of the amount due to the Former Parent in cash, (ii) assumed $10,000,000 principal of the convertible debt obligations of the Former Parent plus $992,877 of related accrued interest, (iii) issued 2,928,679 shares of the Company’s common stock to the Former Parent with no limitations or encumbrances on sale and (iii) transferred 600,000 shares of the Company’s common stock to the Former Parent which was subject to a lockup period for one year from the Closing Date.

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

Note 6 – Other Assets

The Company’s other assets consist of the following:

	December 31,
	2020	2019
Investment in ESA	$-	$1,138,631
Investment in TV Azteca	-	3,500,000
	$-	$4,638,631

As of December 31, 2020, the Company owns a 25% non-voting membership interest in Esports Arena, LLC (“ESA”) and ESA’s wholly owned subsidiary. The investment is accounted for as a cost method investment since the Company does not have the ability to exercise significant influence over the operating and financial policies of ESA.

During January 2019, the Company contributed $1,238,631 to ESA, in order to fulfill the remainder of its funding commitment to ESA. The Company recognized an immediate impairment of $600,000 related to this funding. During June 2020, the Company recorded an additional impairment charge in the amount of $1,138,631, related to its investment in ESA.

The Company paid $3,500,000 to TV Azteca, S.A.B. DE C.V., a Grupo Salinas company (“TV Azteca”) in August 2019, and on March 4, 2020 the Company paid an additional $1,500,000 to TV Azteca in connection with a Strategic Investment Agreement with TV Azteca in order to expand the Allied Esports brand into Mexico. During December 2020, the Company recorded an impairment charge in the amount of $5,000,000, related to the investment in TV Azteca (See Note 14 – Commitments and Contingencies, Investment Agreements).

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Property and Equipment, net

Property and equipment consist of the following:

	As of December 31,
	2020	2019
Software	$-	$796,546
Office equipment	868,309	776,250
Computer equipment	495,643	484,643
Esports gaming truck	1,222,406	1,222,406
Furniture and fixtures	654,058	652,882
Production equipment	7,841,985	7,876,423
Leasehold improvements	4,645,760	12,622,010
	15,728,161	24,431,160
Less: accumulated depreciation and amortization	(6,452,432)	(6,347,146)
Property and equipment, net	$9,275,729	$18,084,014

During the years ended December 31, 2020 and 2019, depreciation and amortization expense amounted to $3,605,539 and $3,548,810, respectively. During the year ended December 31, 2020, the Company recorded impairment expense of $5,595,557 related to its property and equipment.

Note 8 – Intangible Assets, net

Intangible assets consist of the following:

	Intellectual Property	Accumulated Amortization	Total
Balance as of January 1, 2019	$32,080	$(2,406)	$29,674
Purchases of intangibles	4,335	-	4,335
Amortization expense	-	-	-
Balance as of December 31, 2019	36,415	(2,406)	34,009
Purchases of intangibles	750	-	750
Amortization expense	-	(3,941)	(3,941)
Balance as of December 31, 2020	$37,165	$(6,347)	$30,818

Weighted average remaining amortization period at December 31, 2020 (in years)	7.7

Intangible assets are amortized on a straight-line basis over the shorter of their license periods or estimated useful lives ranging from two to ten years. During the years ended December 31, 2020 and 2019, amortization expense amounted to $3,941 and $0, respectively.

Estimated future amortization expense is as follows:

Years Ended December 31,
2021	3,991
2022	3,991
2023	3,991
2024	3,991
2025	3,991
Thereafter	10,863
$30,818

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2020		2019
Compensation expense	$1,010,734	(1)	$459,420
Rent	148,919		68,182
Event costs	26,926		112,963
Legal and professional fees	307,135		154,474
Unclaimed player prizes	45,171		4,599
Other accrued expenses	268,751		170,135
Other current liabilities	179,381		262,168
	$1,987,017		$1,231,941

(1)	Accrued compensation expense includes approximately $571,000 which is payable to the employees of the Company’s continuing operations for their 2020 services, contingent upon the closing of the sale of WPT. See Note 14 – Commitments and Contingencies, 2020 Cash Bonus Payments.

Note 10 – Convertible Debt and Convertible Debt, Related Party

Convertible Bridge Notes and Convertible Bridge Notes, Related Party

On May 15, 2019, Noble Link issued a series of secured convertible promissory notes (the “Noble Link Notes”) whereby investors provided Noble Link with $4 million to be used for the operations of Allied Esports and WPT, of which one Noble Link Note in the amount of $1 million was issued to the wife of a related party who formerly served as co-CEO of the Former Parent and a Director of Noble Link. Pursuant to the original terms of the Noble Link Notes, the Noble Link Notes accrued annual interest at 12%; provided that no interest would be payable in the event the Noble Link Notes were converted into AESE common stock, as described below. The Noble Link Notes were due and payable on the first to occur of (i) the one-year anniversary of the issuance date, or (ii) the date on which a demand for payment was made during the time period beginning on the Closing Date and ending on the date that was three (3) months after the Closing Date. As security for purchasing the Noble Link Notes, the investors received a security interest in Allied Esports’ assets (second to any liens held by the landlord of the Las Vegas arena for property located in that arena), as well as a pledge of the equity of all of the entities comprising WPT, and a guarantee of the Former Parent and BRAC. Upon the closing of the Merger, the Noble Link Notes were convertible, at the option of the holder, into shares of AESE common stock at $8.50 per share. On August 5, 2019, the Noble Link Notes were amended pursuant to an Amendment and Acknowledgement Agreement as described below.

Pursuant to the Merger Agreement, on the Closing Date, in addition to the $4 million of Noble Link Notes, AESE assumed $10,000,000 of the convertible debt obligations of the Former Parent (the “Former Parent Notes”; see Note 5 - Reverse Merger and Recapitalization), such that the aggregate indebtedness of the Company pursuant to the Noble Link Notes and the Former Parent Notes (collectively, the “Bridge Notes”) is $14 million. The Bridge Notes bear interest at 12% per annum. Pursuant to the Amendment and Acknowledgement agreement discussed below, the Former Parent Notes are also secured by all property and assets owned by AESE and its subsidiaries. No interest is payable in connection with the Notes if the Notes are converted into shares of AESE common stock.

Pursuant to an Amendment and Acknowledgement Agreement dated August 5, 2019 (the “Amendment and Acknowledgement Agreement”), the Bridge Notes were amended such that the Bridge Notes matured on August 23, 2020 (the “Maturity Date”). The Bridge Notes were convertible into shares of AESE common stock at any time between the Closing Date and the Maturity Date at a conversion price of $8.50 per share. Further, the minimum interest to be paid under each Note shall be the greater of (a) 18 months of accrued interest at 12% per annum; or (b) the sum of the actual interest accrued plus 6 months of additional interest at 12% per annum. In the event of default, the Bridge Notes shall become immediately due and payable upon the written notice of the holder.

Pursuant to the note purchase agreements entered into by the purchasers of the Bridge Notes (the “Noteholders” and such agreements, the “Note Purchase Agreements”), upon the consummation of the Merger, each Noteholder received a five-year warrant to purchase their proportionate share of 532,000 shares of AESE common stock at an exercise price of $11.50 per share. In addition, pursuant to the Note Purchase Agreements, Noteholders are each entitled to their proportionate share of 3,846,153 shares of AESE common stock if such Noteholder’s Note is converted into AESE common stock and, at any time within five years after the date of the closing of the Mergers, the last exchange-reported sale price of AESE common stock is at or above $13.00 for thirty (30) consecutive calendar days (the “Contingent Consideration”). The relative fair value of the warrants and the Contingent Consideration of $114,804 and $152,590, respectively, was recorded as debt discount and additional paid in capital.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

On June 8, 2020, the Company and the Noteholder entered into Secured Convertible Note Modification Agreement No. 3 (“Amendment 3” and together with Amendment 1 and Amendment 2, the “Amendments”). Pursuant to Amendment 3, the Accrued Interest was converted into principal under the Noteholder’s Bridge Note (the “Amended Bridge Note”). See Note 11 - Bridge Note Payable for additional details.

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

On June 8, 2020, the Company paid cash of $8,670,431 in satisfaction of principal in the amount of $7,000,000 and interest in the amount of $1,670,431 owed in connection with other Bridge Notes. Further, on June 8, 2020, the Company and the holders (the “Extending Bridge Noteholders”) of the two remaining Bridge Notes outstanding in the aggregate principal amount of $2,000,000 (together, the “Extended Bridge Notes”), of which principal in the amount of $1,000,000 is owed to the spouse of the Company’s Chief Executive Officer (“CEO”) and Director, entered into a Secured Convertible Note Modification (Extension) Agreement with the Company (together, the “Bridge Note Extensions”) pursuant to which, among other things, the Extending Bridge Noteholders agreed to extend the maturity date of their respective Extended Bridge Notes until February 23, 2022. Interest on the Extended Bridge Notes will continue to accrue at 12.0% per year and may be prepaid without penalty. The remaining provisions of the Extended Bridge Notes remain unchanged and in effect. The Extended Bridge Notes are secured by the WPT business. Accordingly, it will be necessary to pay-off the Extended Bridge Notes and the related interest payable upon the closing of the Sale Transaction. Hence, the Extended Bridge Notes and the related accrued interest have been classified as current liabilities as of December 31, 2020.

On August 13, 2020, the Company paid in cash an aggregate of $425,096 related to interest payable on the Extended Bridge Notes, such that the balance of principal and interest outstanding under the Extended Bridge Notes as of December 31, 2020 is $2,000,000 and $85,870, respectively.

The Company recorded interest expense of $1,433,054 (including amortization of debt discount of $ $166,384) related to the Convertible Bridge Notes and the Extended Bridge Notes during the year ended December 31, 2020 and recorded interest expense of $1,081,401 (including amortization of debt discount of $101,011 and excluding interest of $115,726 recorded on the books of WPT and included in net income (loss from discontinued operations), respectively, during the year ended December 31, 2019. As of December 31, 2020, all debt discount on the Convertible Bridge Notes and Extended Bridge Notes has been fully amortized.

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

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Senior Notes’ principal and two years of interest are payable in equal monthly installments (the “Monthly Redemption Payment”), commencing on August 7, 2020. Each Monthly Redemption Payment may be paid at the Company’s option in cash, or in shares of common stock (the “Stock Settlement Option”) at a price equal to 87% of the lowest daily volume weighted average price in the 10 days prior to the scheduled payment date (the “Stock Settlement Price”), provided that (i) the Company gives thirty days written irrevocable notice prior to the Monthly Redemption Payment (the “Monthly Redemption Notice”), (ii) all amounts due have been paid timely, (iii) there are sufficient number of authorized shares available to be issued, (iv) the Investors do not possess any material non-public information at the time the Company issues the common stock, and (v) the Company’s shares have met certain minimum volume and closing price thresholds. The Stock Settlement Price cannot be lower than $0.734 per share. Monthly Redemption Payments paid in cash require the payment of a 10% premium in addition to the monthly installment.

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

Upon the issuance of the Senior Notes, the Company recorded a debt discount at issuance in the aggregate amount $6,296,556, consisting of (i) the $600,000 difference between the aggregate principal amount of the Senior Notes and the cash proceeds received, (ii) the relative fair value of the warrants of $1,205,959 (which were credited to additional paid in capital), (iii) two years’ guaranteed interest of $1,536,000 (credited to interest payable), (iv) the BCF of $523,636 (credited to additional paid in capital), (v) non-cash interest in the amount of $1,664,000, representing the difference between the anticipated issuance date fair value of common stock issued and the Stock Settlement Price, for Monthly Redemption Payments (credited to interest payable), and (vi) financing costs of $766,961. The debt discount is being amortized using the effective interest method over the term of the Senior Notes. During year ended December 31, 2020, the Company recorded amortization of debt discount of $2,854,649, related to the Senior Notes, and recorded an extinguishment loss of $3,438,261 in connection with the extinguishment of Senior Notes resulting from accelerated Monthly Redemption Payments. Debt discount in the amount of $3,646 remains to be amortized as of December 31, 2020.

During the year ended December 31, 2020, the Company issued 9,678,840 shares of its common stock, as Monthly Redemption Payments in satisfaction of aggregate amount of $9,018,182 of principal and $1,442,909 of interest payable owed on the Senior Notes as well as $1,563,151 of non-cash interest accrued on the Senior Notes. Of the 9,678,840 shares issued, 7,299,215 shares were issued in connection with accelerated Monthly Redemption Payments in the aggregate amount of $7,930,182 (representing $6,836,364 and $1,093,818 of principal and interest, respectively). The Company recorded additional non-cash interest expense in the amount of $1,193,849 in connection with Monthly Redemption Payments during the year ended December 31, 2020. As of December 31, 2020, gross principal and guaranteed interest of $581,818 and $93,091, respectively, remained outstanding on the Senior Notes. The balance of non-cash interest accrued on the Senior Notes is $100,848 as of December 31, 2020. On January 2, 2021, 529,383 shares were issued in full satisfaction of the remaining principal and interest outstanding on the Senior Notes.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Bridge Note Payable

The Bridge Note Payable of $1,421,096 consists of the Amended Bridge Note (see Note 10 – Convertible Debt and Convertible Debt, Related Party, Convertible Bridge Notes and Convertible Bridge Notes, Related Party). The Amended Bridge Note matures on February 23, 2022, but will be paid upon the sale of WPT. Interest on the Amended Bridge Note began to accrue on August 23, 2020 at 12% per annum (increasing to 15% per annum upon an event of default as defined in the Amended Bridge Note). Principal and interest owed under the Amended Bridge Note is not convertible into shares of the Company’s common stock. The Bridge Note Payable is secured by the WPT business. Accordingly, it will be necessary to pay-off the Bridge Note Payable upon the closing of the Sale Transaction. Hence, the Bridge Note Payable and $60,698 of related interest payable have been classified as current liabilities as of December 31, 2020. During the year ended December 31, 2020, the Company recorded interest expense of $60,698 in connection with the Amended Bridge Note.

Note 12 – Loans Payable

During May 2020, the Company’s continuing operations received aggregate cash proceeds of $907,129 pursuant to two loans (the “PPP Loans”) provided in connection with the Paycheck Protection Program (“PPP”) under the CARES Act. The PPP Loans bear interest at 0.98% per annum. Monthly amortized principal and interest payments begin in July 2021 and the notes mature in April 2022. While the PPP Loans currently have two-year maturities, the amended law permits the borrower to request five-year maturities from its lenders.

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

The Company recorded interest expense of $6,333 related to the PPP Loans during the year ended December 31, 2020.

Note 13 – Income Taxes

The Company and its subsidiaries files income tax returns in the United States (federal and California) and Germany.

The U.S. and foreign components of loss before income taxes from continuing operations were as follows:

	For the Years Ended
	December 31,
	2020	2019
United States	$(45,315,394)	$(15,173,062)
Foreign	(468,944)	(282,265)
Loss before income taxes from continuing operations	$(45,784,338)	$(15,455,327)

The income tax provision (benefit) for the years ended December 31, 2020 and 2019 consists of the following:

	For the Years Ended
	December 31,
	2020	2019
Federal
Current	$-	$-
Deferred	(7,159,062)	(7,527,844)
State and local:
Current	-	-
Deferred	(681,815)	(716,938)
Foreign
Current	-	-
Deferred	(63,193)	-
	(7,904,070)	(8,244,782)
Change in valuation allowance	7,904,070	8,244,782
Income tax provision (benefit)	$-	$-

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The reconciliation of the expected tax expense (benefit) based on the U.S. federal statutory rates for 2020 and 2019, respectively, with the actual expense is as follows:

	For the Years Ended
	December 31,
	2020	2019
U.S. Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	6.3%	2.0%
Permanent differences	(10.7%)	(0.2%)
Statutory rate differential - domestic v. foreign	(0.1%)	(0.2%)
Changes in tax rates	1.0%	0.0%
Other	0.4%	1.1%
Adjustments in deferred taxes	(0.9%)	29.6%
Change in valuation allowance	(17.0%)	(53.3%)
Total	0.0%	0.0%

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	As of December 31,
	2020	2019
Deferred Tax Assets:
Net operating loss carryforwards	$13,022,657	$8,936,688
Production costs	274,355	231,217
Investment	2,909,497	2,190,138
Stock-based compensation	387,410	56,976
Capitalized start-up costs	322,793	353,651
Property and equipment	1,022,026	-
Accruals and other	1,252,731	547,735
Gross deferred tax assets	19,191,469	12,316,404
Property and equipment		(1,029,005)
Net deferred tax assets	19,191,469	11,287,399
Valuation allowance	(19,191,469)	(11,287,399)
Deferred tax assets, net of valuation allowance	$-	$-

As of December 31, 2020, the Company had approximately $55,040,000, $14,204,525 and $4,234,582 of federal, state and foreign net operating loss (“NOL”) carryforwards available to offset against future taxable income. The federal NOL may be carried forward indefinitely. For state, these NOLs will begin to expire in 2038. For the foreign NOLs, these NOLs can be carried forward indefinitely. The federal and state NOL carryovers are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code when there is a greater than 50% ownership change, as determined under the regulations. The Company is not aware of any annual limitations have been triggered. The Company remains subject to the possibility that a future greater than 50% ownership change could trigger annual limitations on the usage of NOLs.

The Company assesses the likelihood that deferred tax assets will be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2020 and 2019.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s tax returns remain subject to examination by various taxing authorities beginning with the tax year ended December 31, 2016. No tax audits were commenced or were in process during the years ended December 31, 2020 and 2019.

The Company reviews its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. The Company recognizes liabilities for uncertain tax positions based on a two-step process. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the consolidated financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company has not recognized any liability related to uncertain tax provisions as of December 31, 2020 and December 31, 2019.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2020 and December 31, 2019, respectively, and has not recognized interest and/or penalties during the years then ended as there are no material unrecognized tax benefits. Management does not anticipate any material changes to the amount of unrecognized tax benefits within in the next 12 months.

The Company intends to indefinitely reinvest its unremitted earnings in its foreign subsidiaries, and accordingly has not provided deferred tax liabilities on those earnings. The Company has not determined at this time an estimate of total amount of unremitted earnings, as it is not practical at this time.

Note 14 – Commitments and Contingencies

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

On November 5, 2020, Allied Esports entered into an amendment of its lease of event space in Las Vegas Nevada (the “Amended Las Vegas Lease”), pursuant to which (i) $299,250 of deferred minimum monthly rent and additional rent due under the lease for the period from April 1, 2020 through June 3, 2020 must be paid in its entirety by December 31, 2021; (ii) the monthly rent to be paid for the period from June 25 through December 31, 2020 (the “Rent Relief Period) was reduced to an amount equal to 20% of gross sales (excluding food sales) at the event space (the “Percentage Rent”), (iii) the initial term of the lease was extended for two additional months until May 31, 2023, and (iv) the option period to extend the lease was extended to between April 1, 2022 and September 30, 2022. Pursuant to the Amended Las Vegas Lease, if the aggregate Percentage Rent during the Rent Relief Period is less than $194,000, Allied Esports must pay the shortfall no later than December 31, 2021. Rent expense incurred during the rent relief period under the Amended Las Vegas Lease was $200,570.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s aggregate rent expense incurred during the years ended December 31, 2020 and 2019 amounted to $1,967,967 and $1,678,775, respectively, of which $1,390,093 and $1,431,818, respectively, is included within in-person costs and $577,874 and $246,957, respectively, is included in general and administrative expenses on the accompanying consolidated statements of operations.

The scheduled future minimum lease payments under the Company’s continuing operations leases are as follows:

Years Ending December 31,
2021	$1,799,250
2022	1,500,000
2023	1,575,000
2024	1,650,000
2025	1,650,000
Thereafter	3,987,500
$12,161,750

AESE is currently the guarantor of WPT’s lease of Irvine, California office space (the “Irvine Lease”). The lease expires on October 1, 2033. Current base rent pursuant to the Irvine Lease is $41,027 per month, increasing to $58,495 per month over the term of the lease. It is anticipated that AESE will no longer act as guarantor of the Irvine Lease, effective upon the closing of the Sale Transaction. See Note 4 – Discontinued Operations.

Investment Agreements

TV Azteca Investment

In June 2019, the Company entered into an exclusive ten-year strategic investment and revenue sharing agreement (the “TV Azteca Agreement”) with TV Azteca, in order to expand the Allied Esports brand into Mexico. Pursuant to the terms of the TV Azteca Agreement, as amended, TV Azteca purchased 742,692 shares of AESE common stock for $5,000,000.

In connection with the TV Azteca Agreement, AESE was to provide $7,000,000 to be used for various strategic initiatives including digital channel development, facility and flagship construction in Mexico, co-production of Spanish language content, platform socialization, and marketing initiatives. The Company was entitled to various future revenues generated from the investment. Through December 31, 2020, the Company paid $5,000,000 in connection with the TV Azteca agreement. On July 20, 2020, AESE and TV Azteca entered into an amendment to the TV Azteca Agreement (the “Azteca Amendment’). The Azteca Amendment provides that, subject to the approval of the terms of the Azteca Amendment by the our Board of Directors: (i) TV Azteca waives our obligations under the Term Sheet to pay TV Azteca $1,000,000 on each of March 1, 2021 and March 1, 2022 for various strategic initiatives, and to further invest in and develop an esports platform for the Mexican market; (ii) we shall waive the 24-month lock-up that prohibits TV Azteca from selling or transferring the 763,904 shares of our common stock TV Azteca purchased pursuant to the Share Purchase Agreement (the “Purchased Shares”); (iii) TV Azteca may sell the Purchased Shares in compliance with applicable securities laws, subject to selling at a reasonable market price and subject to a daily volume cap not to exceed 25% of the our total daily Nasdaq trading volume; and (iv) if TV Azteca sells all of the Purchased Shares within a three-month period following our Board of Directors approval of the Azteca Amendment, for gross proceeds of less than $1,600,000, then on March 1, 2021, we shall contribute additional capital to the parties’ strategic alliance pursuant to the Term Sheet in an amount equal to such shortage. TV Azteca did not sell all of the Purchased Shares within such timeframe and we are no longer is required to contribute additional capital to the parties’ strategic alliance pursuant to the Term Sheet.

On December 31, 2020, the Company recognized an impairment of $5,000,000 related to its investment in TV Azteca due to management’s determination that the future cash flows are not expected to be sufficient to recover the carrying value of this investment.

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

In connection with the Simon Agreement, AESE placed $4,950,000 of cash into an escrow account to be utilized for various strategic initiatives including the build-out of branded esports facilities at Simon malls, and esports event programs. On October 22, 2019, $1,300,000 was released from escrow in order to fund expenses incurred in connection with the 2019 Simon Cup. As of December 31, 2019, the balance in the escrow account was $3,650,000, which is shown as restricted cash on the accompanying consolidated balance sheet.

The Simon Agreement and the related Escrow Agreement, as amended, permitted Simon to request the return of any funds remaining in escrow if the parties did not agree on the 2020 spending plan by March 8, 2020. On March 18, 2020, as the COVID-19 pandemic accelerated in the United States, Simon notified the escrow agent that the parties had not agreed on a 2020 spending plan and requested the return of the remaining funds in the escrow account. The escrow agent returned the remaining $3,650,000 to Simon on March 26, 2020. During the year ended December 31, 2020, the Company recorded $3,650,000, of stock-based compensation related to the return of cash held in escrow, which is reflected in stock-based compensation expense on the accompanying consolidated statements of operations and comprehensive loss.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The COVID-19 pandemic has delayed indefinitely the parties’ ability to plan and budget for the 2020 and 2021 esports programming and esports venues. The parties have agreed to extend the due date under the applicable agreements from March 8, 2020 to January 31, 2021, in order to continue to develop and budget for the annual esports program and esports venues in future years once the COVID-19 pandemic has ended. As of the date of this document, no additional documents have been drafted or executed between the Company and Simon, but discussions are ongoing.

Brookfield Partnership

On January 14, 2020, the Company issued 758,725 shares of its common stock to BPR Cumulus LLC, an affiliate of Brookfield Property Partners (“Brookfield”) in exchange for $5,000,000 (the “Purchase Price”) pursuant to a Share Purchase Agreement (the “Brookfield Agreement”). The Purchase Price was placed into escrow and is to be used by the Company or its subsidiaries to develop integrated esports experience venues at mutually agreed upon shopping malls owned and/or operated by Brookfield or any of its affiliates (each, an “Investor Mall”), that will include a dedicated gaming space and production capabilities to attract and to activate esports and other emerging live events (each, an “Esports Venue”). To that end, half of the Purchase Price will be released from escrow to the Company upon the execution of a written lease agreement between Brookfield and the Company for the first Esports Venue, and the other half will be released to the Company upon the execution of a written lease agreement between Brookfield and the Company for the second Esports Venue. Further, pursuant to the Brookfield Agreement, the Company must create, produce, and execute three (3) esports events during each calendar year 2020, 2021 and 2022 that will include the Company’s esports truck at one or more Investor Malls at mutually agreed times. The balance held in escrow as of December 31, 2020 is $5,000,000 and is reflected in restricted cash on the accompanying consolidated balance sheet. As of the date of this document, no additional documents have been drafted or executed between the Company and Brookfield, but discussions are ongoing. The parties have agreed not to move forward with any leases until the pandemic has ended but are currently discussing alternative initiatives while they wait.

Consulting Agreement

On August 9, 2019, the Company entered into a consulting services agreement with a related party, Black Ridge Oil & Gas, the Company’s prior sponsor (“BROG”), pursuant to which BROG provided administration and accounting services to the Company through December 31, 2019, in exchange for consulting fees in the aggregate of $348,853.

Employment Agreements

On November 5, 2019, the Company entered into an employment agreement (the “CEO Agreement”) with the Company’s CEO. The CEO Agreement is effective as of September 20, 2019. The CEO Agreement provides for a base salary of $300,000 per annum as well as annual incentive bonuses as determined by the Board of Directors, subject to the attainment of certain objectives. The CEO Agreement provides for severance equal to twelve months of the CEO’s base salary. In connection with the CEO agreement, the CEO also received 17,668 shares of the Company’s restricted common stock, with a grant date value of $100,000, which vest one year from date of issuance. Unless terminated for cause, any unvested equity awards are immediately vested upon termination. The employment agreement expires on August 9, 2022 and may be extended for a period up to one year upon mutual written agreement by the CEO and the Company at least thirty days prior to expiration.

On April 24, 2020, the CEO Agreement between the Company and its CEO was amended such that effective May 1, 2020, the CEO’s annual salary will be reduced by 80% to $60,000 for a six-month period. On September 30, 2020, the CEO Agreement was further amended such that effective November 1, 2020, the CEO’s annual salary will be $210,000 for a six-month period, and thereafter the initial annual base salary of $300,000 set forth in the CEO Agreement will be restored.

On December 31, 2020, the Company and Frank Ng, who serves as Chief Executive Officer and a director of the Company, amended Mr. Ng’s employment agreement (the “Employment Agreement Amendment”). The Employment Agreement Amendment provides that Mr. Ng’s annual salary will be $400,000 per year payable in cash, and that the Company may, but is no longer required to, issue to Mr. Ng any shares of the Company’s common stock as compensation for his services.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2020 Cash Bonus Payments

On December 30, 2020, the Company’s Board of Directors authorized the payment of an aggregate of approximately $1,245,000 in cash bonus payments to its employees for services provided during the year 2020, contingent upon the closing of the sale of WPT. Of the aggregate $1,245,000 cash bonuses payable, approximately $674,000 is payable to the employees of WPT and approximately $571,000 is payable to the employees of the Company’s continuing operations.

Change of Control Agreements

On December 30, 2020, the Company’s Board of Directors authorized the Company to enter into an agreement with the Company’s CEO which, upon the closing of a transaction that resulted in a change-in-control of WPT, as defined, would obligate the Company to pay the CEO $1,000,000 upon the earlier of his termination of employment with AESE without cause, as defined, or the two-year anniversary of the closing of the change-in-control transaction. Payment may be made in either cash or shares of AESE common stock (valued at the trailing 10-day volume-weighted-average-price prior to the issuance date), at the Company’s discretion.

On December 30, 2020, the Company’s Board of Directors authorized WPT to enter into agreements with the WPT CEO and General Counsel which, upon the closing of a transaction that resulted in a change-in-control of WPT, as defined, would obligate WPT to pay the WPT CEO and General Counsel aggregate lump-sum severance payments of $522,827.

On December 30, 2020, Company’s Board of Directors approved, subject to a change-in-control of WPT which accelerates the vesting of AESE option grants held by WPT employees, the extension of the exercise period of the options as follows: (i) the options to purchase an aggregate of 340,000 shares of AESE common stock held by the WPT CEO and General Counsel may be exercised until the 10-year anniversary of the issuance date, and (ii) the remaining options to purchase an aggregate of 300,000 shares of AESE common stock may be exercised until the one-year anniversary of the change-in-control.

Note 16 – Stockholders’ Equity

Amendment to Company Charter

On July 27, 2020, the Company filed an Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of shares of common stock currently authorized by the Certificate by 10,000,000 shares, from 65,000,000 shares to 75,000,000 shares.

On November 4, 2020, the Company filed with the Delaware Secretary of State an amendment to its Second Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of its common stock from 75,000,000 shares to 100,000,000 shares.

Put Option Agreement and Exercise

On February 25, 2020 (the “Effective Date”), the Company entered into a Put Option Agreement (the “Agreement”) with the Chairman of the Company’s Board of Director (the “Chairman”), pursuant to which the Company has an option in its discretion, to sell shares of its common stock (the “Option Shares”) to the Chairman for aggregate gross proceeds of up to $2.0 million, at a purchase price of $1.963 per Option Share, subject to the following limitations:

a)	The total number of shares that may be issued under the Agreement will be limited to 19.99% of the Company’s outstanding shares on the date the Agreement is signed (the “Exchange Cap”), unless stockholder approval is obtained to issue shares in excess of the Exchange Cap;

b)	The Company may not issue, and the Chairman may not purchase Option Shares to the extent that such issuance would result in the Chairman and his affiliates beneficially owning more than 19.99% of the then issued and outstanding shares of the Company’s common stock unless (i) such ownership would not be the largest ownership position in the Company, or (ii) stockholder approval is obtained for ownership in excess of 19.99%;

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

c)	The Company may not issue, and the Chairman may not purchase any Option Shares if such issuance and purchase would be considered equity compensation under the rules of The Nasdaq Stock Market unless stockholder approval is obtained for such issuance; and

d)	Option Shares are subject to a six-month lock-up period whereby they cannot be sold or transferred.

On March 9, 2020, the Company provided notice to the Chairman that it had elected to exercise the Put Option to sell 1,018,848 Option Shares at a purchase price of $1.963 per share for total proceeds of $2,000,000. The Option Shares were issued on May 15, 2020. On September 29, 2020, the Company received proceeds of $21,875 from the Chairman, representing the disgorgement of short swing profits realized from the sale of shares.

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

A summary of the Equity Purchase Option activity during the year ended December 31, 2020 is presented below:

	Number of	Weighted	Weighted
	Equity	Average	Average
	Purchase	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2020	600,000	$11.50
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding, December 31, 2020	600,000	$11.50	1.8	$-

Exercisable, December 31, 2020	600,000	$11.50	1.8	$-

Common Stock

On January 14, 2020, the Company issued 758,725 shares of its common stock to an investor in exchange for $5,000,000 (the “Purchase Price”) pursuant the Brookfield Agreement (see Note 14 – Commitments and Contingencies, Brookfield Partnership).

On August 6, 2020, the Company issued 50,000 shares of common stock to its Chief Financial Officer. The shares were immediately vested with no restrictions and had a grant date value of $109,000. On September 24, 2020, the Company issued 14,286 shares of common stock to the Chairman of the Board of Directors. The common stock was immediately vested with no restrictions and had grant date value of $20,000.

On August 7, 2020, the Company issued 217,999 shares of common stock with a grant date value of $474,000 to certain officers and employees of the Company, in satisfaction of bonus obligations incurred in previous years, which were included in accrued expenses as of December 31, 2019.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On April 29, 2020, the Company issued 3,392,857 shares of its common stock valued at $9,998,845 upon the conversion of $5,000,000 debt (see Note 10 – Convertible Debt and Convertible Debt, Related Party, Convertible Bridge Notes and Convertible Bridge Notes, Related Party).

During the year ended December 31, 2020, the Company issued 9,678,840 shares of its common stock valued at $13,218,091 for the redemption of $10,461,191 of debt and accrued interest (see Note 10 – Convertible Debt and Convertible Debt, Related Party, Senior Secured Convertible Notes).

Equity Incentive Plan

On August 9, 2019, the Company’s Equity Incentive Plan (the “Incentive Plan”) was approved by the Company’s stockholders. The Incentive Plan is administered by the Board of Directors or a committee designated by the Board of Directors to do so. The effective date of the Incentive Plan was December 19, 2018. The Incentive Plan provides the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted common stock awards, restricted common stock unit awards, as well as other stock-based awards that are deemed to be consistent with the purposes of the plan. There are 3,463,305 shares of common stock reserved under the Incentive Plan, of which 471,486 shares remain available to be issued as of December 31, 2020.

Stock Options

A summary of the option activity during the year ended December 31, 2020 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2020	2,480,000	$4.34	9.86	$-
Granted	200,000	2.15
Exercised	-	-
Expired	-	-
Forfeited	(250,000)	4.47
Outstanding, December 31, 2020	2,430,000	$4.15	8.92	$-

Exercisable, December 31, 2020	557,500	$4.33	2.84	$-

Options outstanding and exercisable as of December 31, 2020 are as follows:

Options Outstanding		Options Exercisable
	Outstanding	Weighted Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.11	80,000	-	-
$2.17	120,000	-	-
$4.09	1,890,000	2.89	472,500
$5.66	340,000	2.56	85,000
	2,430,000	2.84	557,500

Effective June 30, 2020, two of the Company’s directors (the “Resigning Directors”) resigned from their positions as members of the Company’s Board of Directors. Options for the purchase of an aggregate of 20,000 shares of common stock, with a grant date value of $43,356, held by the Resigning Directors were modified such that the options will be fully vested on September 20, 2020 and will be exercisable through September 20, 2029. The Company recorded $8,386 of incremental stock-based compensation expense as a result of the option modification for the year ended December 31, 2020.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

On September 20, 2019, the Company issued ten-year options for the purchase of 400,000 shares of AESE common stock, pursuant to the Incentive Plan. The options had an exercise price of $5.66 per share and a 4-year vesting term, with 25% vesting on each anniversary of the date of grant. The options had an aggregate grant date fair value of $867,120.

On November 21, 2019, the Company issued ten-year options for the purchase of 2,080,000 shares of AESE common stock, pursuant to the Incentive Plan. The options had an exercise price of $4.09 per share and a 4-year vesting term, with 25% vesting on each anniversary of the date of grant. The options had an aggregate grant date fair value of $3,263,551.

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

The grant date value of options granted during the year ended December 31, 2020 were calculated using the Black-Scholes option pricing model, with the following assumptions used:

	For the Years Ended
	December 31,
	2020	2019
Risk free interest rate	0.55 - 0.69%	1.74 - 1.77%
Expected term (years)	6.25	6.25
Expected volatility	38%	36%
Expected dividends	0.00%	0.00%

The weighted average grant date fair value of the stock options granted during the years ended December 31, 2020 and 2019 was approximately $0.80 and $1.67 per share, respectively.

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

For the years ended December 31, 2020 and 2019, the Company recorded $1,158,173 and $149,893, respectively, of stock-based compensation expense related to stock options issued as compensation, of which $214,239 and $22,339, respectively, was included in net income (loss) of discontinued operations on the accompanying consolidated statements of operations. As of December 31, 2020, there was $1,884,569 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the weighted average remaining vesting period of 2.9 years.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Common Stock

A summary of the non-vested restricted common stock activity during the year ended December 31, 2020 is presented below:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2020	80,393	$5.66
Granted	199,143	2.03
Vested	(80,393)	5.66
Forfeited	-	-
Non-vested balance, December 31, 2020	199,143	$2.03

The stock grants described below were issued from the Company’s Incentive Plan.

On September 20, 2019, the Company issued an aggregate of 80,393 shares of restricted common stock, pursuant to the Incentive Plan, to certain members of the Board of Directors and Executives. The restricted common stock had an aggregate grant date fair value of $455,000 and vested on the one-year anniversary of the date of grant. The shares were valued at the trading price of the Company’s stock on the date of grant.

On July 1, 2020, the Company issued 18,958 shares of restricted common stock with a grant date value $40,000 to two directors of the Company. The restricted common stock remains subject to transfer and forfeiture restrictions until the shares vest on the one-year anniversary of the date of grant.

On August 7, 2020, the Company issued 50,000 shares of restricted common stock, with an aggregate grant date value of $109,000 to its Chief Financial Officer (“CFO”). The 50,000 shares of restricted common stock have transfer and forfeiture restrictions until the shares vest in two equal installments on August 18, 2021 and August 18, 2022.

On August 7, 2020, the Company issued 94,471 shares of restricted common stock with a grant date value $205,000 to certain officers and directors. The restricted common stock remains subject to transfer and forfeiture restrictions until the shares vest on the one-year anniversary of the date of grant.

On September 24, 2020, the Company issued 35,714 shares of restricted common stock with a grant date value of $50,000 to its CFO. The restricted common stock remains subject to transfer and forfeiture restrictions until the shares vest on August 18, 2021.

For the years ended December 31, 2020 and 2019, the Company recorded $588,220 and $127,152, respectively, of stock-based compensation expense related to restricted stock issued as compensation of which $40,165 and $6,986, respectively, was included in net income (loss) of discontinued operations on the accompanying statements of operations. As of December 31, 2020, there was $239,779 of unrecognized stock-based compensation expense related to restricted stock that will be recognized over the weighted average remaining vesting period of 1.0 years.

Warrants

Prior to the August 9, 2019 Closing Date of the Merger (see Note 1 – Background and Basis of Presentation), BRAC issued 14,305,000 five-year warrants (the “BRAC Warrants”) for the purchase of the Company’s common stock at $11.50 per share in connection with BRAC’s initial public offering. These previously issued BRAC Warrants are deemed to be issued in connection with the Merger, as a result of the reverse recapitalization.

As of result of the August 9, 2019 Merger, the Company issued to the former owners of Allied Esports and WPT five-year warrants to purchase an aggregate of 3,800,003 shares of common stock at a price of $11.50 per share and issued five-year warrants for the purchase of an aggregate of 532,000 shares of common stock to the Noteholders with an exercise price of $11.50 per share.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On June 8, 2020, the Company issued warrants for the purchase of 1,454,546 shares of common stock at $4.13 per share in connection with the issuance of Senior Secured Convertible Notes (See Note 10 – Convertible Debt and Convertible Debt, Related Party, Senior Secured Convertible Notes).

A summary of warrant activity during the year ended December 31, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2020	18,637,003	$11.50	4.6	$-
Issued	1,454,546	4.13
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2020	20,091,549	$10.97	3.7	$-

Exercisable, December 31, 2020	20,091,549	$10.97	3.7	$-

Note 17 – Subsequent Events

Senior Secured Convertible Notes

On January 4, 2021, the Company issued 529,383 shares of common stock as redemption payments on the Senior Secured Convertible Notes. See Note 10 – Convertible Debt and Convertible Debt, Related Party. As of the close of business on January 4, 2021, the principal and accrued interest associated with the Senior Notes were repaid in full.

Director Awards

On January 4, 2021, the Company issued to its non-executive directors an aggregate of 126,584 shares of common stock from its Incentive Plan. The shares were issued for their director services to the Company.

Restricted Stock

On January 19, 2021, the Company entered into a Restricted Stock Unit Agreement with its Chief Executive Officer (“CEO”). Pursuant to this agreement, the CEO received restricted stock units having a stated value equal to $1,000,000, which restricted stock units represent the right to receive $1,000,000 payable upon the earlier of the two-year anniversary of the closing date of the Sale Transaction (provided that the CEO remains continuously employed by the Company through such date), or the termination of the CEO’s employment without cause (as defined in his employment agreement) (as applicable, the “Vesting Date”). At the time of payment, the Company may elect pay the $1,000,000 award in cash or in shares of common stock valued at the fair market value of our common stock on the Vesting Date, or any combination thereof. All issuances of common stock will be issued from our 2019 Equity Incentive Plan. If payments or benefits provided or to be provided by the Company or its affiliates to the CEO pursuant to the agreement or otherwise (“Covered Payments”) constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986 (the “Code”) that would be subject to the excise tax imposed under Section 4999 of the Code (collectively, the “Excise Tax”), payments to be made under the agreement will be reduced to the minimum extent necessary to ensure that no portion of the Covered Payments is subject to the Excise Tax. On March 22, 2021, the agreement was amended to provide that the Vesting Date would apply after the two-year anniversary of the sale of CSI to Element Partners, LLC, Bally’s Corporation, or their affiliates (provided that the CEO remains continuously employed by the Company through such date).

Sale of WPT

During 2021, the Company entered into the Stock Purchase Agreement (or “SPA”) whereby CSI (a wholly-owned subsidiary of the Company and the entity that directly or indirectly owns the legal entities comprising the WPT business) would be sold to Element Partners, LLC (the “Buyer”), a Delaware limited liability company formed for the purposes of acquiring the WPT business in the Sale Transaction. The Buyer is owned by an investment fund. See Note 1 – Background and Basis of Presentation and Note 4 – Discontinued Operations.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Pursuant to the SPA, the Buyer intends to purchase 100% of the outstanding capital stock of CSI for a base purchase price of $105 million. This base purchase price will be adjusted to reflect the amount of CSI’s cash, indebtedness (other than indebtedness related to an outstanding $685,300 Paycheck Protection Program loan) and accrued and unpaid transaction expenses as of the closing of the Sale Transaction. The Buyer remitted a $10.0 million advance payment of the base purchase price to the Seller upon the execution of the SPA and is required to pay the balance of the base purchase price at the closing of the Sale Transaction.

The SPA contains customary representations and warranties, covenants and indemnification provisions. The closing of the Sale Transaction is subject to closing conditions, including the approval of the Sale Transaction by the Company’s stockholders and other customary closing conditions. The Company intends to consummate the Sale Transaction shortly after obtaining stockholder approval, assuming all other conditions to the completion of the Sale Transaction have been satisfied or waived by the appropriate parties.

The SPA may be terminated by Buyer or the Company if the closing of the Sale Transaction has not occurred by September 30, 2021, or upon the occurrence of certain customary events as set forth in the SPA. Depending on the circumstances surrounding a termination of the SPA, the Buyer may be required to pay a $10.0 million non-performance fee to the Company, and the Company may be required to pay a $3.45 million termination fee to the Buyer, and the Company may be required to return to Buyer the $10.0 million advance payment of the purchase price and reimburse Buyer for up to $1.0 million of its documented out of pocket expenses incurred in connection with the authorization, preparation, negotiation, execution and performance of the SPA and the Sale Transaction.

Effective upon any termination of the SPA, other than a termination in which Buyer is required to pay a non-performance fee to the Company, Buyer (or its affiliate) and Peerless Media Limited, an indirect subsidiary of the Company that owns intellectual property related to the WPT Business, will enter into a 3-year brand license for Buyer’s (or its affiliate’s) use of the WPT brand in the territory of Asia for real-money gaming in exchange for revenue-based royalty payments of 20% of qualifying revenues, and minimum annual guaranteed royalty payments of $4.0 million, $6.0 million and $8.0 million for the first, second and third years, respectively. Such license will be subject to further customary terms and conditions and provide Peerless Media Limited with a $2.0 million buy-out right after the first year. In the event of any termination of the Stock Purchase Agreement under any circumstance in which the Buyer is required to pay a termination fee to us, the Company will have the option, but not the obligation, to require the Buyer to enter into such license agreement with Peerless Media Limited.

On January 26, 2021, WPT received notice from its lender that the entirety of the $685,300 of outstanding principal of its PPP Loan, which is included in current liabilities held for sale on the accompanying balance sheets, was forgiven.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated December 19, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 19, 2018)

2.2	Amendment to Agreement and Plan of Reorganization dated August 5, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 15, 2019)

2.3	Agreement of Merger dated August 9, 2019 between Noble Link Global Limited and Allied Esports Media, Inc (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed August 15, 2019)

2.4	Plan of Merger dated August 9, 2019 between Noble Link Global Limited and Allied Esports Media, Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed August 15, 2019)

2.5	Stock Purchase Agreement dated January 19, 2021 by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 19, 2021)

2.6	Amended and Restated Stock Purchase Agreement dated March 19, 2021 by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 22, 2021)

2.7

Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated March 29, 2021 by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 30, 2021)

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 15, 2019)

3.3	By-laws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed September 22, 2017)

3.4	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 20, 2019)

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 27, 2020)

3.6	Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2020)

4.1	Specimen common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed September 22, 2017)

4.2	Specimen warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed September 22, 2017)

4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed September 22, 2017)

4.4	Form of warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.5 to the Company’s Form S-1/A filed September 22, 2017)

4.5	Rights Agreement, dated October 4, 2017, between the Company and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 5, 2017)

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed March 16, 2020)

4.7	Form of Common Stock Purchase Warrant issued June 8, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 8, 2020)

10.1	Form of Letter Agreement from each of the Company’s sponsor, officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1/A filed September 22, 2017)

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed September 22, 2017).

10.3	Form of Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1/A filed September 22, 2017).

10.4	Form of Promissory Note issued to Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1/A filed September 22, 2017)

10.5	Promissory Note, dated December 10, 2018, issued by Black Ridge Acquisition Corp. to Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on form 10-K filed on March 18, 2019)

10.6	Form of Share Purchase Agreement (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed July 17, 2019)

10.7	Share Purchase Agreement dated August 5, 2019 among Company, Simon Equity Development, LLC, Black Ridge Oil & Gas, Inc., and Allied Esports Media, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.8	Share Purchase Agreement dated August 5 2019, between TV AZTECA, S.A.B. DE C.V. and Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.9	Pala Interactive LLC - Amended and Restated Services and Licensing Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.10	Pala Interactive Software Development Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.11	Pala Interactive Amendment 1 to Software Development Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.12	Pala Interactive Amendment 2 to Software Development Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.13	Pala Interactive Amendment 3 to Software Development Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.14	Pala Interactive Amendment 4 to Software Development Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.15	Pala Interactive - Amendment 5 to Software Development Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.16	Pala Interactive Amendment 6 to Software Development Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.17	Zynga Joint Content License Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.18	National Sports Programming (Fox & FSN) Program Production and Televising Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.19	National Sports Programming (Fox & FSN) Agreement (WPT Seasons 12-14 and SHR Seasons 1-3) (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.20	National Sports Programming (Fox FSN) - Network Agreement (WPT S15-19 plus TBD Programming) (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.21	National Sports Programming (Fox FSN) - Amendment to Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.22	National Sports Programming (Fox FSN) - Amendment to Agreement (TBD Episodes) (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.23	National Sports Programming (Fox FSN) - Amendment to Agreement (Corporate Restructure) (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.24	National Sports Programming (Fox FSN) - Exclusivity Amendment (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.25	National Sports Programming (Fox FSN) - Tubi TV Exclusivity Amendment (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.26	World Poker Tour Wilshire Courtyard Lease (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.27	First Amendment to World Poker Tour Wilshire Courtyard Lease (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.28	Second Amendment to World Poker Tour Wilshire Courtyard Lease (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.29	Third Amendment to World Poker Tour Wilshire Courtyard Lease (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.30	Allied Esports Media- Quintana Office Property LLC Lease(incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.31	First Amendment to Allied Esports Media- Quintana Office Property LLC Lease (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.32	Event Sponsorship Agreement between Newegg Inc. and Allied Esports International, Inc.(incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.33	Kingston Technology Company - Allied Esports International Event Sponsorship Agreement(incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.34	Ramparts, Inc.-Allied Esports International Lease (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.35	First Amendment to Ramparts, Inc. - Allied Esports International Lease (incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.36	Second Amendment to Ramparts Inc. -Allied Esports International Inc. Lease (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.37	Convertible Note Purchase Agreement dated October 11, 2018 (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.38	Share Pledge Agreement dated October 11, 2018 (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.39	Security Agreement dated October 11, 2018 (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.40	Form of Convertible Promissory Note dated October 11, 2018 (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.41	Convertible Note Purchase Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.42	Share Pledge Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.43	Security Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.44	Form of Convertible Promissory Note dated May 17, 2019 (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.45	Guaranty (assigned to Company) (incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.46	Amendment and Acknowledgement Agreement dated August 5, 2019 (incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.47	Pliska Employment Agreement dated January 24, 2018 (incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.48	Pliska Employment Agreement Amendment dated June 1, 2018 (incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.49	Pliska Employment Agreement Amendment dated December 19, 2018 (incorporated by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.50	Pliska- Trisara Restricted Share Issuance Agreement (incorporated by reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.51	Registration Rights Agreement dated August 9, 2019 by and among the Company and Eric Yang (incorporated by reference to Exhibit 10.17 to the Company’s Form S-3 Registration Statement filed September 20, 2019)

10.52	Employment Agreement between the Company and Frank Ng (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 1, 2019)

10.53	Share Purchase Agreement dated January 14, 2020 between the Company and BPR Cumulus LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2020)

10.54	Put Option Agreement dated February 25, 2020 between the Company and Lyle A. Berman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2020)

10.55	Amendment to Put Option Agreement dated April 7, 2020 by and between Allied Esports Entertainment, Inc. and Lyle Berman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2020)

10.56	Secured Convertible Note Modification and Conversion Agreement dated April 29, 2020 between Knighted Pastures LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2020)

10.57	Assignment and Assumption Agreement dated April 24, 2020 among Ourgame International Holdings Limited, Trisara Ventures, LLC, Adam Pliska and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2020)

10.58	Amendment to Employment Agreement dated April 24, 2020 between Frank Ng and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 30, 2020)

10.59	Promissory Note between Allied Esports International, Inc. and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020)

10.60	Promissory Note between Esports Arena Las Vegas, LLC and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2020)

10.61	Secured Convertible Note Modification and Conversion Agreement No. 2 dated May 22, 2020 between the Company and Knighted Pastures, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2020)

10.62	Business Loan Agreement dated May 18, 2020 between WPT and CommerceWest Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2020)

10.63	Promissory Note dated May 18, 2020 issued by WPT to CommerceWest Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 22, 2020)

10.64	Form of Secured Convertible Note Modification (Extension) Agreement between the Company and each of the Extending Bridge Noteholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2020)

10.65	Form of Secured Convertible Note Modification Agreement No. 3 between the Company and Knighted Pastures LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2020)

10.66	Securities Purchase Agreement dated June 8, 2020 between the Company and Investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2020)

10.67	Form of Senior Secured Convertible Promissory Note dated June 8, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2020)

10.68	Security Agreement dated June 8, 2020 among Investors, the Company and its subsidiaries (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 8, 2020)

10.69	Registration Rights Agreement dated June 8, 2020 between the Company and Investors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 8, 2020)

10.70	Subsidiary Guarantee dated June 8, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 8, 2020)

10.71	Amendment to Term Sheet and Share Purchase Agreement between the Company and TV AZTECA, S.A.B. DE C.V. dated July 20, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2020)

10.71	Amendment to Employment Agreement dated September 30, 2020 between Frank Ng and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2020)

10.72	Amendment to Employment Agreement dated December 31, 2020 by and between Allied Esports Entertainment, Inc. and Frank Ng (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2021)

10.73	Restricted Stock Unit Agreement dated January 19, 2021 by and between Allied Esports Entertainment, Inc. and Frank Ng (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2021)

10.74	Change in Control Agreement dated December 31, 2020 by and between Allied Esports Entertainment, Inc. and Adam Pliska (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 19, 2021)

10.75	Amendment to Program Production and Televising Agreement and Network Distribution Agreement, dated February 11, 2021, by and between WPT Enterprises, Inc. and Fox Sports Net, LLC (as successor in interest to National Sports Programming) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 19, 2021)

10.76	Fourth Amendment to Office Lease dated March 10, 2021 between Onni Wilshire Courtyard LLC and WPT Enterprises, Inc.*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed March 16, 2020)

21.1	Subsidiaries of Company*

23.1	Consent of Marcum LLP*

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.