Form 10-Q
period 2021-03-31
Allied Esports Entertainment, Inc.
filed 2021-05-24
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 19, 2021, 39,162,811 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLIED ESPORTS ENTERTAINMENT, INC

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current Assets
Cash	$10,543,015	$424,223
Restricted cash	5,000,000	5,000,000
Accounts receivable	62,297	271,142
Prepaid expenses and other current assets	618,876	909,766
Current assets held for sale	47,286,263	45,363,817
Total Current Assets	63,510,451	51,968,948
Property and equipment, net	8,386,189	9,275,729
Intangible assets, net	29,820	30,818
Deposits	625,000	625,000
Total Assets	$72,551,460	$61,900,495
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,090,025	$901,353
Deposit for sale of WPT	10,000,000	-
Accrued expenses and other current liabilities	2,254,191	1,987,017
Accrued interest, current portion	256,249	152,899
Due to affiliates	11,968,377	9,433,975
Deferred revenue	98,903	57,018
Bridge note payable	1,421,096	1,421,096
Convertible debt, net of discount, current portion	1,000,000	1,000,000
Convertible debt, related party, net of discount, current portion	1,000,000	1,000,000
Loans payable, current portion	814,960	539,055
Current liabilities held for sale	9,248,465	9,169,247
Total Current Liabilities	39,152,266	25,661,660
Deferred rent	1,827,909	1,693,066
Accrued interest, non-current portion	-	193,939
Convertible debt, net of discount, non-current portion	-	578,172
Loans payable, non-current portion	92,169	368,074
Total Liabilities	41,072,344	28,494,911

Commitments and Contingencies

Stockholders’ Equity

Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 39,162,811 and 38,506,844 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3,917	3,851
Additional paid in capital	196,872,987	195,488,181
Accumulated deficit	(165,614,090)	(162,277,414)
Accumulated other comprehensive income	216,302	190,966
Total Stockholders’ Equity	31,479,116	33,405,584
Total Liabilities and Stockholders’ Equity	$72,551,460	$61,900,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Revenues:
In-person	$501,028	$1,057,741
Total Revenues	501,028	1,057,741
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	537,867	987,443
Online operating expenses	40,319	61,707
Selling and marketing expenses	43,934	75,727
General and administrative expenses	3,229,555	3,453,097
Stock-based compensation	643,148	3,946,786
Depreciation and amortization	881,959	899,097
Total Costs and Expenses	5,376,782	9,423,857
Loss From Operations	(4,875,754)	(8,366,116)
Other Income (Expense):
Other income (expense), net	55,142	(2,202)
Interest expense	(153,106)	(682,940)
Total Other Expense	(97,964)	(685,142)

Loss from continuing operations	(4,973,718)	(9,051,258)
Income from discontinued operations, net of tax provision	1,637,042	274,789
Net loss	$(3,336,676)	$(8,776,469)

Basic and Diluted Net (Loss) Income per Common Share
Continuing operations	$(0.13)	$(0.38)
Discontinued operations, net of tax	$0.04	$0.01

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	38,522,107	23,818,144

Comprehensive Loss
Net Loss	(3,336,676)	(8,776,469)
Other comprehensive income:
Foreign currency translation adjustments	25,336	-
Total Comprehensive Loss	$(3,311,340)	$(8,776,469)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

	For The Three Months Ended March 31, 2021
	Common Stock		Common Stock Subscribed		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance - January 1, 2021	38,506,844	$3,851	-	-	$195,488,181	$-	$190,966	$(162,277,414)	$33,405,584

Stock-based compensation:
Common stock	126,584	13	-	-	199,987	-	-	-	200,000
Restricted common stock	-	-	-	-	80,006	-	-	-	80,006
Stock options	-	-	-	-	282,999	-	-	-	282,999

Shares issued for redemption of debt and accrued interest	529,383	53	-	-	821,814	-	-	-	821,867

Net loss	-	-	-	-	-	-	-	(3,336,676)	(3,336,676)

Other comprehensive income	-	-	-	-	-	-	25,336	-	25,336
Balance - March 31, 2021	39,162,811	$3,917	-	$-	$196,872,987	$-	$216,302	$(165,614,090)	$31,479,116

	For The Three Months Ended March 31, 2020
	Common Stock		Common Stock Subscribed		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance - January 1, 2020	23,176,146	$2,317	-	$-	$161,300,916	$-	$136,177	$(117,218,584)	$44,220,826

Common stock issued for cash	758,725	76	-	-	4,999,924	-	-	-	5,000,000

Stock-based compensation:
Restricted common stock	-	-	-	-	113,436	-	-	-	113,436
Stock options	-	-	-	-	240,399	-	-	-	240,399

Subscription of common stock in connection with exercise of put option	-	-	1,018,848	102	1,999,898	(2,000,000)	-	-	-

Net loss	-	-	-	-	-	-	-	(8,776,469)	(8,776,469)
Balance - March 31, 2020	23,934,871	$2,393	1,018,848	$102	$168,654,573	$(2,000,000)	$136,177	$(125,995,053)	$40,798,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(3,336,676)	$(8,776,469)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax provision	(1,637,042)	(274,789)
Stock-based compensation	643,148	3,946,786
Change in fair value of warrant liabilities	36,300	0
Amortization of debt discount	3,646	64,192
Expenses paid on behalf of WPT	(136,329)	(110,898)
Depreciation and amortization	965,217	899,097
Deferred rent	(14,076)	5,683
Changes in operating assets and liabilities:
Accounts receivable	207,921	501,586
Prepaid expenses and other current assets	286,932	278,742
Accounts payable	190,440	579,628
Accrued expenses and other current liabilities	235,544	(102,037)
Accrued interest	149,460	618,748
Due to affiliates	2,534,402	1,432,526
Deferred revenue	41,885	231,071
Total Adjustments	3,507,448	8,070,335
Net Cash Provided by (Used In) Operating Activities	170,772	(706,134)

Cash Flows From Investing Activities
Deposit for sale of WPT	10,000,000	-
Return of Simon investment	-	(3,650,000)
Investment in TV Azteca	-	(1,500,000)
Purchases of property and equipment	(10,203)	(225,007)
Net Cash Provided By (Used in) Investing Activities	9,989,797	(5,375,007)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	5,000,000
Net Cash Provided By Financing Activities	-	5,000,000

Cash Flows From Discontinued Operations
Operating activities	(974,601)	(2,392,099)
Investing activities	1,013,683	734,301
Financing activities	(685,300)	-
Change in cash included in discontinued operations	646,218	1,657,798
Net Cash Provided By Discontinued Operations	-	-

Effect of Exchange Rate Changes on Cash	(41,776)	-

Net Increase (Decrease) In Cash And Restricted Cash	10,118,793	(1,081,141)
Cash and restricted cash - Beginning of period	5,424,222	6,927,417
Cash and restricted cash - End of period	$15,543,015	$5,846,276

Cash and restricted cash consisted of the following:
Cash	$10,543,015	$846,276
Restricted cash	5,000,000	5,000,000
	$15,543,015	$5,846,276

Non-Cash Financing Activities
Shares issued for redemption of debt and accrued interest	$821,867	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

Allied Esports Entertainment Inc., (“AESE” or “the Company”), operates a public esports and entertainment company, consisting of the Allied Esports and World Poker Tour businesses. Allied Esports operates through its wholly owned subsidiaries Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”) and ELC Gaming GMBH (“ELC Gaming”). AEII operates global competitive esports properties designed to connect players and fans via a network of connected arenas. ESALV operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. ELC Gaming operates a mobile esports truck that serves as both a battleground and content generation hub and also operates a studio for recording and streaming gaming events. AESE’s wholly owned subsidiaries, Peerless Media Limited, Club Services, Inc. (“CSI”) and WPT Enterprises, Inc., operate the poker-related business of AESE and are collectively referred to herein as “World Poker Tour” or “WPT”. The World Poker Tour is an internationally televised gaming and entertainment company that has been involved in the sport of poker since 2002 and created a television show based on a series of high-stakes poker tournaments.

On January 19, 2021, the Company entered into a stock purchase agreement (the “SPA”) for the sale of 100% of the capital stock of its wholly-owned subsidiary, CSI. CSI owns 100% of each of the legal entities which comprise the World Poker Tour.

As the result of the Company’s entry into the SPA, the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, present the results and accounts of World Poker Tour as discontinued operations and the related assets and liabilities are presented as held for sale. See Note 4 – Discontinued Operations.

Note 2 – Going Concern and Management’s Plans

As of March 31, 2021, the Company had cash of $10.5 million (not including approximately $5.0 million of restricted cash and approximately $2.9 million of cash held for sale and included in current assets of discontinued operations) and a working capital deficit (defined as total current assets of continuing operations less total current liabilities of continuing operations) of approximately $13.6 million. For the three months ended March 31, 2021 and 2020, the Company incurred net losses from continuing operations of approximately $5.0 million and $9.1 million, respectively, and has cash flows provided by (used in) continuing operations of approximately $0.2 million and $(0.7) million, respectively.

As of March 31, 2021, the Company has convertible debt and bridge note obligations in the aggregate gross principal amount of $3.4 million (see Note 6 - Convertible Debt and Note 7 – Bridge Note Payable) which mature on February 23, 2022 but will be paid upon the closing of the sale of WPT (see Note 4 – Discontinued Operations).

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, the outbreak has caused people to avoid traveling to and attending these events. Allied Esports’ has cancelled or postponed live events, and before the reopening of Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada on June 25, 2020 the business was operating online only. The arena is currently running under a modified schedule and limited capacity (up to 80% capacity depending on the event) for daily play and weekly tournaments. The Company is continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on the Company’s operations, financial position and cash flows, as well as the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the extent of the impact cannot be determined.

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

The Company’s continuation is dependent upon attaining and maintaining profitable operations and, until that time, raising additional capital as needed, but there can be no assurance that it will be able to close on sufficient financing. The Company’s ability to generate positive cash flow from operations is dependent upon generating sufficient revenues. To date, the Company’s operations have been funded through the issuance of debt and equity securities, by its former parent, and with cash acquired in the merger with Black Ridge Acquisition Corp on August 9, 2019. The Company expects to receive cash in connection with the sale of the WPT business, which is expected to close late in the second quarter of 2021 or early in the third quarter of 2021 (see Note 4 – Discontinued Operations). The Company cannot provide any assurances that it will be able to secure additional funding, either from equity offerings or debt financings, on terms acceptable to the Company, if at all, or that the sale of the WPT business will close as planned. If the Company is unable to obtain the requisite amount of financing needed to fund its planned operations, including the repayment of convertible debt, it would have a material adverse effect on its business and ability to continue as a going concern, and it may have to explore the sale of, or curtail or even cease, certain operations.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 3 – Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020, except as disclosed in this note.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. For additional information, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements of and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 13, 2021.

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2021, and for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of AESE, WPT and Allied Esports and should be read in conjunction with the accompanying notes thereto.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2021	2020
Restricted common shares	199,143	-
Common shares subscribed	-	1,018,848
Options	2,430,000	2,360,000
Warrants	20,091,549	18,637,003
Convertible debt	235,294	1,647,058
Equity purchase options	600,000	600,000
Contingent consideration shares	269,231	3,846,153
	23,825,217	28,109,062

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Warrant Liabilities

Entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity.

●	Management has determined that its publicly-traded warrants (the “public warrants” are of a form that qualify for equity classification.

●	Management has determined that the warrants previously issued to the Company’s sponsor (the “sponsor warrants”) contain provisions that change depending on who holds the sponsor warrant. If the sponsor warrants are held by someone other than the initial purchasers or their permitted transferees, the sponsor warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. This feature precludes the sponsor warrants from being indexed to the Company’s common stock, and thus the sponsor warrants are classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

●	Management has determined that the common stock purchase warrants issued by the Company on June 8, 2020 in connection with the issuance of convertible notes (the ”convertible note warrants”) are of a form that qualify for equity classification.

As of March 31, 2021 and December 31, 2020, the fair value of our warrant liabilities totaled $39,300 and $3,000, respectively, which are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

Financial Instruments and Fair Value

Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	Unadjusted quoted market prices for identical assets or liabilities;

Level 2	Quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets or liabilities; and

Level 3	Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires management to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The carrying amounts of the Company’s financial instruments, such as accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The Company’s convertible debt, bridge notes and loans payable approximates fair value due to its short-term nature and market rate of interest.

The sponsor warrants are carried at fair value as of March 31, 2021 and December 31, 2020. The sponsor warrants are valued using level 3 inputs. The fair value of the sponsor warrants is estimated using a modified version of the Black-Scholes option pricing formula for European calls. Specifically, we assumed a term for the sponsor warrants equal to the contractual term from the August 9, 2019 business combination date. Significant level 3 inputs used to calculate the fair value of the sponsor warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following is a roll forward of the Company’s Level 3 instruments:

Balance, December 31, 2020	$3,000
Change in fair value of sponsor warrants	36,300
Balance, March 31, 2021	$39,300

The key inputs into the Black-Scholes model at the relevant measurement dates were as follows:

	March 31,	December 31,
Input	2021	2020
Risk-free rate	0.35%	0.27%
Remaining term in years	3.36	3.61
Expected volatility	45.0%	42.0%
Exercise price	$11.50	$11.50
Fair value of common stock	$2.88	$1.58

Revenue Recognition

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

Revenue recognized from continuing operations during the three months ended March 31, 2021 and 2020 was from in-person revenue sources. The Company’s in-person revenue is comprised of event revenue, sponsorship revenue, merchandising revenue and other revenue. Event revenue is generated through Allied Esports events held at the Company’s esports properties. Event revenues recognized from the rental of the Allied Esports arena and gaming trucks are recognized at the point in time when the event occurs. In-person revenue also includes revenue from ticket sales, admission fees and food and beverage sales for events held at the Company’s esports properties. Ticket revenue is recognized at the completion of the applicable event. Point of sale revenues, such as food and beverage, gaming and merchandising revenues, are recognized when control of the related goods are transferred to the customer.

The Company also generates sponsorship revenues for naming rights for, and rental of, the Company’s arena and gaming trucks. Sponsorship revenues from naming rights of the Company’s Las Vegas esports arena and from sponsorship arrangements are recognized on a straight-line basis over the contractual term of the agreement. The Company records deferred revenue to the extent that payment has been received for services that have yet to be performed.

The following table summarizes our revenue recognized in our condensed consolidated statements of operations:

	For the Three Months Ended
	March 31,
	2021	2020

Revenues Recognized at a Point in Time:
Event revenue	$110,441	$223,447
Food and beverage revenue	70,704	232,299
Ticket and gaming revenue	68,644	138,687
Sponsorship revenue	-	2,502
Merchandising revenue	6,945	18,049
Other revenue	-	104
Total Revenues Recognized at a Point in Time	256,734	615,088

Revenues Recognized Over a Period of Time:
Sponsorship revenue	244,294	442,653
Total Revenues Recognized Over a Period of Time	244,294	442,653
Total Revenues	$501,028	$1,057,741

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses in such accounts, periodically evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible.

During the three months ended March 31, 2021 and 2020, 10% and 11%, respectively, of the Company’s revenues from continuing operations were from customers in foreign countries.

During the three months ended March 31, 2021, the Company’s two largest customers accounted for 31% and 16% of the Company’s consolidated revenues from continuing operations. During the three months ended March 31, 2020, the Company’s largest customer accounted for 37% of the Company’s consolidated revenues from continuing operations.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Euro). Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (1.1727 and 1.2264, at March 31, 2021 and December 31, 2020, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (1.2053 and 1.1033 for the three months ended March 31, 2021 and 2020, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive (loss) income.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Discontinued Operations

The assets and liabilities of WPT are classified as “held for sale” as of March 31, 2021 and December 31, 2020 and are reflected in the accompanying condensed consolidated balance sheets as “Current assets held for sale” and “Current liabilities held for sale.” The results of operations of WPT are included in “Income (loss) from discontinued operations, net of tax provision” in the accompanying condensed consolidated statements of operations and comprehensive loss. For comparative purposes, all prior periods presented have been reclassified to reflect the classifications on a consistent basis.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Recently Adopted Accounting Pronouncements

 In March 2019, the FASB issued ASU 2019-02, which aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. This ASU must be adopted on a prospective basis and is effective for annual periods beginning after December 15, 2020, including interim periods within those years, with early adoption permitted. This standard was adopted on January 1, 2021 and did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 effective for January 1, 2021 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Note 4 – Discontinued Operations

Transaction

During the first quarter of 2021, AESE entered into the SPA to sell the equity interests of its subsidiaries that own and operate its WPT business (the “Sale Transaction”), subject to shareholder and regulatory approvals, for a total purchase price of $105 million. This base purchase price will be adjusted to reflect the amount of CSI’s cash, indebtedness and accrued and unpaid transaction expenses as of the closing of the Sale Transaction. Prior to December 31, 2020, management committed to a plan to sell the WPT business. Accordingly, the WPT business has been recast as discontinued operations, and the assets and liabilities of WPT are classified as held for sale. See Note 1 – Business Organization and Nature of Operations.

In reaching its decision to enter into the SPA, the Company’s Board of Directors, in consultation with management as well as its financial and legal advisors, considered a number of factors, including the risks and challenges facing the WPT business in the future as compared to the opportunities available to the WPT business in the future, and the availability of strategic alternatives. After careful consideration, the Board of Directors unanimously approved the Stock Purchase Agreement and determined that the Sale Transaction is in the best interests of the Company and its stockholders, and that the Sale Transaction and the Stock Purchase Agreement reflect the highest value for the WPT business reasonably attainable for the Company’s stockholders.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

About WPT

WPT is an internationally televised gaming and entertainment company with brand presence in land-based tournaments, television, online and mobile applications. WPT has been involved in the sport of poker since 2002 and created a television show based on a series of high-stakes poker tournaments. WPT has broadcasted globally in more than 150 countries and territories and its shows are sponsored by established brands in many areas, including watches, crystal, playing cards and online social poker operators. WPT also operates ClubWPT.com, a subscription-based site that offers its members inside access to the WPT content database, as well as sweepstakes-based poker product that allows members to play for real cash and prizes in 43 states and territories across the United States, Australia, Canada, France and the United Kingdom. WPT also participates in strategic brand licensing, partnership, and sponsorship opportunities.

Results of Discontinued Operations

Net income from discontinued operations details are as follows:

	For the Three Months Ended
	March 31,
	2021	2020

Revenues	$5,334,010	$4,987,312
Operating costs and expenses	4,386,493	4,715,266
Income from operations	947,517	272,046
Other income	689,525	2,743
Net income from discontinued operations, before tax	1,637,042	274,789
Income tax	-	-
Income from discontinued operations, net of tax provision	$1,637,042	$274,789

Other income for the three months ended March 31, 2021 consists primarily of income recognized upon the forgiveness of a loan received pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act which was included in Loans Payable in the table below at December 31, 2020.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Assets and liabilities held for sale are classified as current because the Sale Transaction is expected to close during 2021. The details are as follows:

	March 31,	December 31,
	2021	2020
Assets
Cash	$2,917,217	$3,633,292
Accounts receivable	2,009,129	1,804,627
Prepaid expenses and other assets	255,843	289,968
Property and equipment, net	1,554,769	1,674,355
Goodwill	4,083,621	4,083,621
Intangible assets, net	11,690,264	12,305,887
Deposits	79,500	79,500
Deferred production costs	12,727,543	12,058,592
Due from affiliates	11,968,377	9,433,975
Current assets held for sale	$47,286,263	$45,363,817

Liabilities
Accounts payable	$504,801	$211,228
Accrued expenses and other liabilities	3,858,076	3,804,301
Accrued interest	-	4,224
Deferred revenue	2,278,172	1,970,668
Deferred rent	2,607,416	2,493,526
Loans payable	-	685,300
Current liabilities held for sale	$9,248,465	$9,169,247

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,		December 31,
	2021		2020
Compensation expense	$1,356,094	(1)	$1,010,734	(1)
Rent	336,632		148,919
Event costs	-		26,926
Legal and professional fees	354,350		307,135
Unclaimed player prizes	14,425		45,171
Other accrued expenses	90,545		265,751
Warrant liabilities	39,300		3,000
Other current liabilities	62,845		179,381
	$2,254,191		$1,987,017

(1)	Accrued compensation expense as of March 31, 2021 and December 31, 2020 includes approximately $571,000 which is payable to the employees of the Company’s continuing operations for their 2020 services, contingent upon the closing of the sale of WPT.

Note 6 – Convertible Debt and Convertible Debt, Related Party

 As of March 31, 2021 and December 31, 2020, the Company’s convertible debt consisted of the following:

	March 31, 2021			December 31, 2020
	Gross Principal Amount	Debt Discount	Convertible Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Convertible Debt, Net of Debt Discount
Convertible debt	$1,000,000	$-	$1,000,000	$1,000,000	$-	$1,000,000
Convertible debt, related party	1,000,000	-	1,000,000	1,000,000	-	1,000,000
Senior secured convertible notes	-	-	-	581,818	(3,646)	578,172
Total	2,000,000	-	2,000,000	2,581,818	(3,646)	2,578,172
Less: current portion	(2,000,000)	-	(2,000,000)	(2,000,000)	-	(2,000,000)
Convertible debt, non-current	$-	$-	$-	$581,818	$(3,646)	$578,172

Convertible Debt and Convertible Debt, Related Party

Convertible bridge notes (the “Convertible Bridge Notes”) are secured by the assets of WPT and mature on February 23, 2022 (the “Maturity Date”). Further, the minimum interest to be paid under each Convertible Bridge Note shall be the greater of (a) 18 months of accrued interest at 12% per annum; or (b) the sum of the actual interest accrued plus 6 months of additional interest at 12% per annum. In the event of default, the Convertible Bridge Notes shall become immediately due and payable upon the written notice of the holder. The Company intends to repay the Convertible Bridge Notes from the proceeds of the Sale Transaction.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The Convertible Bridge Notes are convertible into shares of AESE common stock at any time at a conversion price of $8.50 per share. If any holder elects to convert their Convertible Bridge Note into common stock, they would also be entitled to receive additional shares of common stock (“Contingent Consideration Shares”) equal to the product of (i) 3,846,153 shares, multiplied by (ii) that holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after the August 9, 2019 closing date, the last exchange-reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days.

The Company recorded interest expense of $59,138 related to the Convertible Bridge Notes during the three months ended March 31, 2021 and recorded interest expense of $682,940 (including amortization of debt discount of $64,193) during the three months ended March 31, 2020. As of March 31, 2021, all debt discount on the Convertible Bridge Notes has been fully amortized.

Senior Secured Convertible Notes

During the three months ended March 31, 2021, the Company issued 529,383 shares of its common stock, as Monthly Redemption Payments in satisfaction of aggregate amount of $581,818 of principal and $93,091 of interest payable owed on the Senior Notes as well as $146,958 of non-cash interest accrued on the Senior Notes. Of the 529,383 shares issued, 132,346 shares were issued in connection with accelerated Monthly Redemption Payments in the aggregate amount of $168,727 (representing $145,454 and $23,273 of principal and interest, respectively). The Company recorded additional non-cash interest expense in the amount of $46,110 in connection with Monthly Redemption Payments during the three months ended March 31, 2021. As of March 31, 2021 all principal and interest owed in connection with the Senior Notes has been repaid in full.

Note 7 – Bridge Note Payable

The bridge note payable (the “Bridge Note”) matures on February 23, 2022 and bears interest at 12% per annum (increasing to 15% per annum upon an event of default as defined in the Bridge Note agreement). Principal ($1,421,096) and interest owed under the Bridge Note is not convertible into shares of the Company’s common stock. During the three months ended March 31, 2021 and 2020, the Company recorded interest expense of $42,020 and $0, respectively, in connection with the Bridge Note. The Company intends to repay the Bridge Note from the proceeds of the Sale Transaction.

Note 8 – Loans Payable

During May 2020, the Company’s continuing operations received aggregate cash proceeds of $907,129 pursuant to two loans (the “PPP Loans”) provided in connection with the Paycheck Protection Program (“PPP”) under the CARES Act. The PPP Loans bear interest at 0.98% per annum. Monthly amortized principal and interest payments begin in July 2021 and the notes mature in April 2022. While the PPP Loans currently have two-year maturities, the amended law permits the borrower to request five-year maturities from its lenders. The Company has not yet applied for forgiveness on the PPP Loans.

The Company recorded interest expense of $2,192 related to the PPP Loans three months ended March 31, 2021.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Operating Leases

On November 5, 2020, Allied Esports entered into an amendment of its lease of event space in Las Vegas Nevada (the “Amended Las Vegas Lease”), pursuant to which (i) $299,250 of deferred minimum monthly rent and additional rent due under the lease for the period from April 1, 2020 through June 3, 2020 must be paid in its entirety by December 31, 2021; (ii) the monthly rent to be paid for the period from June 25 through December 31, 2020 (the “Rent Relief Period) was reduced to an amount equal to 20% of gross sales (excluding food sales) at the event space (the “Percentage Rent”), (iii) the initial term of the lease was extended for two additional months until May 31, 2023, and (iv) the option period to extend the lease was extended to between April 1, 2022 and September 30, 2022. Pursuant to the Amended Las Vegas Lease, if the aggregate Percentage Rent during the Rent Relief Period is less than $194,000, Allied Esports must pay the shortfall no later than December 31, 2021. The Company and the landlord of the event space have verbally agreed to extend the Rent Relief Period through the first quarter of 2021.

The Company’s aggregate rent expense incurred during the three months ended March 31, 2021 and 2020 amounted to $351,699 and $384,101, respectively, of which $263,550 and $312,501, respectively, is included within in-person costs and $146,941 and $71,600, respectively, is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

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

Note 10 – Stockholders’ Equity

Common Stock

On January 4, 2021, Company issued to its non-executive directors an aggregate of 126,584 shares of common stock from its 2019 Equity Incentive Plan for their director services to the Company. The Company recognized stock-based compensation of $200,000 in connection with the issuance of these shares.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Stock Options

A summary of the option activity during the three months ended March 31, 2021 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2021	2,430,000	$4.15	8.92	$-
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding, March 31, 2021	2,430,000	$4.15	8.67	$146,800

Exercisable, March 31, 2021	557,500	$4.33	8.62	$-

Options outstanding and exercisable as of March 31, 2021 are as follows:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.11	80,000	-	-
$2.17	120,000	-	-
$4.09	1,890,000	8.64	472,500
$5.66	340,000	8.47	85,000
	2,430,000	8.62	557,500

For the three months ended March 31, 2021 and 2020, the Company recorded $282,999 and $240,399, respectively, of stock-based compensation expense related to stock options issued as compensation, of which $56,296 and $50,816, respectively, was included in net income of discontinued operations on the accompanying condensed consolidated statements of operations. As of March 31, 2021, there was $1,722,027 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the weighted average remaining vesting period of 2.6 years.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Restricted Common Stock

A summary of the non-vested restricted common stock activity during the three months ended March 31, 2021 is presented below:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2021	199,143	$2.03
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding, March 31, 2021	199,143	$2.03

For the three months ended March 31, 2021 and 2020, the Company recorded $80,006 and $113,436, respectively, of stock-based compensation expense related to restricted stock issued as compensation of which $13,561 and $6,233, respectively, was included in net income of discontinued operations on the accompanying condensed consolidated statements of operations. As of March 31, 2021, there was $173,333 of unrecognized stock-based compensation expense related to restricted stock that will be recognized over the weighted average remaining vesting period of 1.0 years.

Restricted Stock Units

On January 19, 2021, the Company entered into a Restricted Stock Unit Agreement with its Chief Executive Officer (“CEO”), pursuant to which the CEO received restricted stock units having a stated value equal to $1,000,000. The restricted stock units represent the right to receive $1,000,000, contingent upon the closing of the Sale Transaction, which is payable upon the earlier of the two-year anniversary of the closing date of the Sale Transaction (provided that the CEO remains continuously employed by the Company through such date), or the termination of the CEO’s employment without cause after the closing of the Sale Transaction (as defined in his employment agreement) (as applicable, the “Vesting Date”). At the time of payment, the Company may elect to pay the $1,000,000 award in cash or in shares of common stock valued at the fair market value of our common stock on the Vesting Date, or any combination thereof. All issuances of common stock will be issued from our 2019 Equity Incentive Plan. If payments or benefits provided or to be provided by the Company or its affiliates to the CEO pursuant to the agreement or otherwise (“Covered Payments”) constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986 (the “Code”) that would be subject to the excise tax imposed under Section 4999 of the Code (collectively, the “Excise Tax”), payments to be made under the agreement will be reduced to the minimum extent necessary to ensure that no portion of the Covered Payments is subject to the Excise Tax. On March 22, 2021, the agreement was amended to provide that the Vesting Date would apply after the two-year anniversary of the sale of CSI to Element Partners, LLC, Bally’s Corporation, or their affiliates (provided that the CEO remains continuously employed by the Company through such date). The Company recorded a charge to stock-based compensation and a corresponding credit to accrued compensation expense in the amount of $100,000 representing the amortization of this award during the three months ended March 31, 2021.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 11 – Subsequent Events

On May 6, 2021, the Company granted ten-year stock options to purchase 160,000 shares of common stock to its directors. The shares vest in equal annual installments over four years and have an exercise price of $2.48 per share, which represents the Company’s closing stock price on the day prior to the date of grant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of Allied Esports Entertainment Inc. (the “Company”) as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2020 and for the year then ended, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on April 13, 2021. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

World Poker Tour

The World Poker Tour is a premier name in internationally televised gaming and entertainment with brand presence in land-based poker tournaments, television, online and mobile. Leading innovation in the sport of poker since 2002, WPT helped ignite the global poker boom with the creation of a unique television show based on a series of high-stakes poker tournaments. WPT’s Tour Events are held at locations throughout the world and have awarded more than one billion in prize dollars in its 18-year history. WPT has broadcast globally in more than 150 countries and territories, and is currently producing its 18th season, which airs on Bally Sports Network, formerly known FOX Sports Regional Networks in the United States. Season 18 of WPT is currently sponsored by its online subscription-based poker service, ClubWPT.com. WPT offers a suite of online poker services which it operates by itself and through its partners offering consumers the ability to access gaming content on a year-round 24/7 basis. ClubWPT.com is a unique online membership site that offers inside access to the WPT, as well as a sweepstakes-based poker club available in 43 states and territories across the United States, Australia, Canada, France, and the United Kingdom, with innovative features and state-of-the-art creative elements inspired by WPT’s 18 years of experience in gaming entertainment. In addition, WPT licenses its brand to social gaming sites through partners like Zynga as well as to educational learning platforms such as LearnWPT. These online products are scalable and offer geographic access that might be limited if WPT relied on tour stop participation alone. Additionally, WPT benefits from managing its own distribution business which currently has more than 1,100 hours of broadcast-ready content, and offers demographically similar programming to its poker content, such as esports, golf and MMA. WPT uses this large suite of programming as leverage to seek preferred airtimes on its various distribution channels where it may promote its online products or offer airtime to sponsors in territories they seek to enter. WPT also participates in strategic brand license, partnership, sponsorship opportunities and music licensing, applying its three-pillar model of in-person experiences, multiplatform content and interactive services, described above, to the sport of poker.

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

COVID-19 Pandemic. The recent outbreak of the COVID-19 respiratory illness has had an adverse effect on the Company. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, such outbreak has caused people to avoid traveling to and attending our events. Allied Esports and WPT businesses have cancelled or postponed live events, and until Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada reopened on June 25, 2020 these businesses were operating online only. The arena is currently running under a modified schedule for daily play and weekly tournaments, and the WPT business continues to operate primarily online, although live events have recently resumed under appropriate health safety protocols. Production of certain content has been temporarily halted. At this time, we cannot determine the full extent of the impact that such outbreak may have on our operations.

Results of Operations

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

Discontinued Operations

 WPT is an internationally televised gaming and entertainment company with brand presence in land-based tournaments, television, online and mobile applications. WPT has been involved in the sport of poker since 2002 and created a television show based on a series of high-stakes poker tournaments. WPT has broadcasted globally in more than 150 countries and territories and its shows are sponsored by established brands in many areas, including watches, crystal, playing cards and online social poker operators. WPT also operates ClubWPT.com, a subscription-based site that offers its members inside access to the WPT content database, as well as sweepstakes-based poker product that allows members to play for real cash and prizes in 43 states and territories across the United States, Australia, Canada, France and the United Kingdom. WPT also participates in strategic brand licensing, partnership, and sponsorship opportunities.

On January 19, 2021, we entered into a Stock Purchase Agreement (as amended and restated on March 22, 2021 and subsequently amended on March 29, 2021, the “SPA”) to sell the equity interests of our subsidiaries that own and operate the WPT business, subject to shareholder and regulatory approvals, for a base purchase price of $78.25 million, which was subsequently amended to $105 million (the “Sale Transaction”). This base purchase price will be adjusted to reflect the amount of the WPT business cash, indebtedness and accrued and unpaid transaction expenses as of the closing of the Sale Transaction. Prior to December 31, 2020, we have committed to a plan to sell the WPT business. Accordingly, the WPT business has been recast as discontinued operations.

In reaching the decision to enter into the SPA, our Board of Directors, in consultation with management as well as its financial and legal advisors, considered a number of factors, including the risks and challenges facing the WPT business in the future as compared to the opportunities available to the WPT business in the future, and the availability of strategic alternatives. After careful consideration, the Board of Directors unanimously approved the SPA and determined that the Sale Transaction is in our best interest and is in the best interest of our stockholders, and that the Sale Transaction and the SPA reflect the highest value for the WPT business reasonably attainable for our stockholders.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

	For the Three Months Ended March 31,		Increase
(in thousands, except for percentage of revenue data)	2021	2020	(Decrease)

Revenues:
In-person	$501	$1,058	$(557)
Total Revenues	501	1,058	(557)
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	538	987	(449)
Online operating expenses	40	62	(22)
Selling and marketing expenses	44	76	(32)
General and administrative expenses	3,230	3,453	(223)
Stock-based compensation	643	3,947	(3,304)
Depreciation and amortization	882	899	(17)
Loss From Operations	(4,876)	(8,366)	(3,490)
Other income (expense), net	55	(2)	57
Interest expense	(153)	(683)	530
Loss from continuing operations	(4,974)	(9,051)	(4,077)
Income from discontinued operations, net of tax provision	1,637	275	1,362
Net Loss	$(3,337)	$(8,776)	$(5,439)

Revenues

In-person experience revenues decreased by approximately $557 thousand, or 53%, to approximately $501 thousand for the three months ended March 31, 2021 from approximately $1.1 million for the three months ended March 31, 2020. The decrease of in-person experience revenues was driven by a $200 thousand decrease in Esports Arena Las Vegas revenue, a $200 thousand decrease in sponsorship revenue, and a $100 thousand decrease in truck rental revenue. These decreases are a direct result of the COVID-19 pandemic and the resulting limited ability to hold events during the three months ended March 31, 2021.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $449 thousand, or 45%, to approximately $538 thousand for the three months ended March 31, 2021 from approximately $987 thousand for the three months ended March 31, 2020. The decrease of in-person costs is primarily related to the decrease of in-person revenues as a result of the postponement or cancellation of events due to the COVID-19 pandemic.

Online operating expenses decreased by approximately $22 thousand, or 35%, to approximately $40 thousand for the three months ended March 31, 2021, from approximately $62 thousand for the three months ended March 31, 2020.

Selling and marketing expenses decreased by approximately $32 thousand, or 42%, to approximately $44 thousand for the three months ended March 31, 2021 from approximately $76 thousand for the three months ended March 31, 2020.

General and administrative expenses decreased by approximately $223 thousand, or 6%, to approximately $3.2 million for the three months ended March 31, 2021, from approximately $3.5 million for the three months ended March 31, 2020. Compensation and other operating expenses in connection with Allied Esports gaming operations decreased during the three months ended March 31, 2021 as a result of the Company’s limited ability to hold events at the Esports Arena Las Vegas due to the COVID-19 pandemic. These decreases were partially offset by increases in legal and professional fees incurred during the period in connection with the sale of WPT.

Stock based compensation was $643 thousand for the three months ended March 31, 2021, compared to $4.0 million for the three months ended March 31, 2020. The decrease included $3.7 million related to the return of cash held in escrow associated with an escrow agreement with Simon (the “Simon Agreement”) that occurred during the three months ended March 31, 2020.

Depreciation and amortization decreased by approximately $17 thousand, or 2%, to approximately $882 thousand for the three months ended March 31, 2021, from approximately $899 thousand for the three months ended March 31, 2020.

Other income (expense)

Other income (expense) increased by approximately $57 thousand, to approximately $55 thousand for the three months ended March 31, 2021 from approximately $(2) thousand for the three months ended March 31, 2020. The increase was due to an insurance payment received for a claim submitted for damaged equipment.

Interest expense

Interest expense was approximately $153 thousand for the three months ended March 31, 2021 compared to $683 thousand for the three months ended March 31, 2020, a decrease of $530 thousand, or 78%. The decrease is a result of the decrease in the principal balance of notes payable outstanding during the period.

Results of Discontinued Operations

 We recognized income from discontinued operations, net of tax, of approximately $1.6 million and $0.3 million during the three months ended March 31, 2021 and 2020 respectively, representing an increase of $1.4 million. The improvement in results from discontinued operations is primarily due to an increase in revenues from our subscription-based poker service and other online products during the period in response to the COVID-19 pandemic.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital deficit from continuing operations at March 31, 2021 and December 31, 2020, respectively:

(in thousands)	March 31, 2021	December 31, 2020
Current Assets	$16,224	$6,605
Current Liabilities	$29,904	$16,492
Working Capital Deficit	$(13,680)	$(9,887)

Our primary sources of liquidity and capital resources are cash on the balance sheet and funds raised through debt or equity financing.

As of March 31, 2021, we had cash of $10.5 million (not including approximately $5.0 million of restricted cash) and a working capital deficit from continuing operations of approximately $13.6 million. For the three months ended March 31, 2021 and 2020, we incurred net losses from continuing operations of approximately $5.0 million and $9.1 million, respectively, and had cash provided by (used in) continuing operations of approximately $0.2 million and $(0.7) million, respectively. Further, convertible debt and bridge note obligations in the aggregate gross principal amount of $3.4 million mature on February 23, 2022 but will be paid upon the closing of the sale of WPT (see Recent Developments).

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, the outbreak has caused people to avoid traveling to and attending these events. Allied Esports’ has cancelled or postponed live events, and is currently running under a modified schedule and limited capacity (up to 80% capacity depending on the event) for daily play and weekly tournaments. We continue to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on our operations, financial position and cash flows, as well as the impact on our employees. The magnitude and duration of the pandemic and its impact on our future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on our operations and liquidity, at the time of issuance, the extent of the impact cannot be determined.

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

We continue to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing or other means, including equity financing in the capital markets now available to us. We may also seek to leverage our strategic partnerships to alter capital requirements or expand our available financing network. Further, we expect to receive cash in connection with the sale of the WPT business, which is expected to close late in the second quarter of 2021 or early in the third quarter of 2021. However, we may not be successful in identifying suitable or reasonably priced funding and/or alternative funding options in a sufficient time period (or at all) and there can be no assurance that the sale of the WPT business will close as planned. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and our ability to continue as a going concern, and we may have to curtail, divest, or even cease, certain operations.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows from continuing operations for the three months ended March 31, 2021 and 2020:

(in thousands)	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in)
Operating activities	$171	$(706)
Investing activities	$9,990	$(5,375)
Financing activities	$-	$5,000

Net Cash Provided By (Used in) Operating Activities

Net cash provided by (used in) operating activities primarily represents the results of operations exclusive of non-cash expenses (including depreciation, amortization, deferred rent, and stock-based compensation) and the impact of changes in operating assets and liabilities.

Net cash provided by (used in) operating activities for the three months ended March 31, 2021 and 2020 was approximately $0.2 million and $(0.7) million, representing an increase of $0.9 million. During the three months ended March 31, 2021 and 2020, the net cash used in operating activities was primarily attributable to the net loss from continuing operations of approximately $5.0 million and $9.0 million, respectively, adjusted for approximately $1.5 million and $4.8 million, respectively, of net non-cash expenses, and approximately $3.7 million and $3.5 million, respectively, of cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided By (Used in) Investing Activities

Net cash provided by (used in) investing activities primarily relates to the purchase of property and equipment and other investment activity.

Net cash provided by investing activities during the three months ended March 31, 2021 was approximately $10.0 million, which consisted primarily of a $10 million deposit for the sale of WPT.

Net cash used in investing activities for the three months ended March 31, 2020 was approximately $5.4 million, which consisted primarily of approximately $3.7 million of cash used for the return of the Simon Investment, $1.5 million of cash used for our investment with TV Azteca as part of a Strategic Investment Agreement, and $0.2 million used for the purchases of property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $0 for the three months ended March 31, 2021 compared to $5.0 million for the three months ended March 31, 2020. The decrease was a result of $5.0 million of proceeds from the issuance of common stock for the three months ended March 31, 2020.

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

Critical Accounting Policies and Estimates

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 13, 2021 and Note 3 to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q, for a discussion of our critical accounting policies and use of estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Despite not conducting a formal assessment regarding internal control over financial reporting, management identified the following material weaknesses as of December 31, 2020, which persist as of March 31, 2021:

●	inadequate internal controls, including inadequate segregation of duties, inadequate controls over the preparation and review of the consolidated financial statements, inadequate controls over the accounting for complex financial instruments (such as warrants), and untimely annual closings of the books;

●	inadequate controls and procedures as they relate to completeness of information reported by certain third parties that process transactions related to specific revenue streams; and

●	inadequate information technology general controls as it relates to user access and change management.

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

Our management is committed to taking further action and implementing necessary enhancements or improvements. Notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the SEC on April 13, 2021.

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

ALLIED ESPORTS ENTERTAINMENT, INC.

Dated: May 24, 2021	By:	/s/ Frank Ng
Frank Ng, Chief Executive Officer (Principal Executive Officer)

Dated: May 24, 2021	By:	/s/ Anthony Hung
Anthony Hung, Chief Financial Officer (Principal Financial Officer)