Form 10-Q
period 2021-06-30
Allied Esports Entertainment, Inc.
filed 2021-08-16
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, 39,219,502 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLIED ESPORTS ENTERTAINMENT, INC

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current Assets
Cash	$7,689,991	$424,223
Restricted cash	5,000,000	5,000,000
Accounts receivable	356,722	271,142
Prepaid expenses and other current assets	328,009	909,766
Assets held for sale	49,518,037	45,363,817
Total Current Assets	62,892,759	51,968,948
Property and equipment, net	7,684,002	9,275,729
Intangible assets, net	29,820	30,818
Deposits	625,000	625,000
Total Assets	$71,231,581	$61,900,495
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$844,723	$901,353
Deposit for sale of WPT	10,000,000	-
Accrued expenses and other current liabilities	2,531,138	1,987,017
Accrued interest, current portion	360,747	152,899
Due to affiliates	12,202,681	9,433,975
Deferred revenue	203,477	57,018
Bridge note payable	1,421,096	1,421,096
Convertible debt, net of discount, current portion	1,000,000	1,000,000
Convertible debt, related party, net of discount, current portion	1,000,000	1,000,000
Loans payable, current portion	907,129	539,055
Liabilities held for sale	9,865,701	9,169,247
Total Current Liabilities	40,336,692	25,661,660
Deferred rent	2,015,646	1,693,066
Accrued interest, non-current portion	-	193,939
Convertible debt, net of discount, non-current portion	-	578,172
Loans payable, non-current portion	-	368,074
Total Liabilities	42,352,338	28,494,911
Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 39,162,811 and 38,506,844 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3,917	3,851
Additional paid in capital	197,180,610	195,488,181
Accumulated deficit	(168,554,170)	(162,277,414)
Accumulated other comprehensive income	248,886	190,966
Total Stockholders’ Equity	28,879,243	33,405,584
Total Liabilities and Stockholders’ Equity	$71,231,581	$61,900,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
In-person	$670,886	$620,462	$1,171,914	$1,678,203
Multiplatform content	153,723	-	153,723	-
Total Revenues	824,609	620,462	1,325,637	1,678,203
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	655,243	507,112	1,193,110	1,494,555
Multiplatform content (exclusive of depreciation and amortization)	126,885	-	126,885	-
Online operating expenses	56,228	52,693	96,547	114,400
Selling and marketing expenses	84,739	56,489	128,673	132,216
General and administrative expenses	2,895,509	2,316,243	6,125,064	5,769,340
Stock-based compensation	386,994	274,589	1,030,142	4,221,375
Depreciation and amortization	807,843	910,330	1,689,802	1,809,427
Impairment of investment in ESA	-	1,138,631	-	1,138,631
Total Costs and Expenses	5,013,441	5,256,087	10,390,223	14,679,944
Loss From Operations	(4,188,832)	(4,635,625)	(9,064,586)	(13,001,741)
Other Income (Expense):
Other (expense) income, net	(40,163)	(257)	14,979	(2,459)
Conversion inducement expense	-	(5,247,531)	-	(5,247,531)
Interest expense	(104,496)	(862,067)	(257,602)	(1,545,007)
Total Other Expense	(144,659)	(6,109,855)	(242,623)	(6,794,997)
Loss from continuing operations	(4,333,491)	(10,745,480)	(9,307,209)	(19,796,738)
Income (loss) from discontinued operations, net of tax provision	1,393,411	(135,249)	3,030,453	139,540
Net loss	$(2,940,080)	$(10,880,729)	$(6,276,756)	$(19,657,198)

Basic and Diluted Net (Loss) Income per Common Share
Continuing operations	$(0.11)	$(0.41)	$(0.24)	$(0.79)
Discontinued operations, net of tax	$0.04	$(0.01)	$0.08	$0.01

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	38,963,668	26,206,173	38,744,107	25,012,157

Comprehensive Loss
Net Loss	(2,940,080)	(10,880,729)	(6,276,756)	(19,657,198)
Other comprehensive income:
Foreign currency translation adjustments	32,584	190	57,920	190
Total Comprehensive Loss	$(2,907,496)	$(10,880,539)	$(6,218,836)	$(19,657,008)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For The Three and Six Months Ended June 30, 2021
	Common Stock		Common Stock Subscribed		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance - January 1, 2021	38,506,844	$3,851	-	$-	$195,488,181	$-	$190,966	$(162,277,414)	$33,405,584
Stock-based compensation:
Common stock	126,584	13	-	-	199,987	-	-	-	200,000
Restricted common stock	-	-	-	-	80,006	-	-	-	80,006
Stock options	-	-	-	-	282,999	-	-	-	282,999
Shares issued for redemption of debt and accrued interest	529,383	53	-	-	821,814	-	-	-	821,867
Net loss	-	-	-	-	-	-	-	(3,336,676)	(3,336,676)
Other comprehensive income	-	-	-	-	-	-	25,336	-	25,336
Balance - March 31, 2021	39,162,811	3,917	-	-	196,872,987	-	216,302	(165,614,090)	31,479,116
Stock-based compensation:
Stock options	-	-	-	-	226,698	-	-	-	226,698
Restricted stock	-	-	-	-	80,925	-	-	-	80,925
Net loss	-	-	-	-	-	-	-	(2,940,080)	(2,940,080)
Other comprehensive income	-	-	-	-	-	-	32,584	-	32,584
Balance - June 30, 2021	39,162,811	$3,917	-	$-	$197,180,610	$-	$248,886	$(168,554,170)	$28,879,243

	For The Three and Six Months Ended June 30, 2020
	Common Stock		Common Stock Subscribed		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance - January 1, 2020	23,176,146	$2,317	-	$-	$161,300,916	$-	$136,177	$(117,218,584)	$44,220,826
Common stock issued for cash	758,725	76	-	-	4,999,924	-	-	-	5,000,000
Stock-based compensation:
Restricted common stock	-	-	-	-	113,436	-	-	-	113,436
Stock options	-	-	-	-	240,399	-	-	-	240,399
Subscription of common stock in connection with exercise of put option	-	-	1,018,848	102	1,999,898	(2,000,000)	-	-	-
Net loss	-	-	-	-	-	-	-	(8,776,469)	(8,776,469)
Other comprehensive loss	-	-	-	-	-	-	-	-	-
Balance - March 31, 2020	23,934,871	2,393	1,018,848	102	168,654,573	(2,000,000)	136,177	(125,995,053)	40,798,192
Cash received for subscription	1,018,848	102	(1,018,848)	(102)	-	2,000,000	-	-	2,000,000
Shares issued upon conversion of debt	3,392,857	339	-	-	9,998,506	-	-	-	9,998,845
Beneficial conversion feature associated with convertible debt	-	-	-	-	523,636	-	-	-	523,636
Warrants issued with convertible debt	-	-	-	-	1,205,959	-	-	-	1,205,959
Stock-based compensation:
Stock options	-	-	-	-	213,763	-	-	-	213,763
Restricted stock	-	-	-	-	117,875	-	-	-	117,875
Net loss	-	-	-	-	-	-	-	(10,880,729)	(10,880,729)
Other comprehensive income	-	-	-	-	-	-	190	-	190
Balance - June 30, 2020	28,346,576	$2,834	-	$-	$180,714,312	$-	$136,367	$(136,875,782)	$43,977,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(6,276,756)	$(19,657,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations, net of tax provision	(3,030,453)	(139,540)
Stock-based compensation	1,030,142	4,221,375
Conversion inducement expense	-	5,247,531
Change in fair value of warrant liabilities	11,000	-
Amortization of debt discount	3,646	414,441
Non-cash interest expense	46,110	-
Expenses paid on behalf of WPT	(136,329)	(203,656)
Depreciation and amortization	1,689,802	1,809,427
Impairment of investment in ESA	-	1,138,631
Deferred rent	173,661	56,219
Changes in operating assets and liabilities:
Accounts receivable	(86,219)	494,836
Deposits	-	7,963
Prepaid expenses and other current assets	578,408	649,952
Accounts payable	(55,095)	(23,628)
Accrued expenses and other current liabilities	387,352	499,358
Accrued interest	207,848	(424,140)
Due to affiliates	2,618,212	2,231,559
Deferred revenue	146,459	(43,791)
Total Adjustments	3,584,544	15,936,537
Net Cash Used In Operating Activities	(2,692,212)	(3,720,661)
Cash Flows From Investing Activities
Deposit for sale of WPT	10,000,000	-
Return of Simon investment	-	(3,650,000)
Investment in TV Azteca	-	(1,500,000)
Purchases of property and equipment	(116,058)	(343,118)
Net Cash Provided By (Used in) Investing Activities	9,883,942	(5,493,118)
Cash Flows From Financing Activities
Proceeds from loans payable	-	907,129
Proceeds from convertible debt	-	9,000,000
Issuance costs paid in connection with convertible debt	-	(766,961)
Repayments of convertible debt	-	(7,000,000)
Proceeds from sale of common stock	-	7,000,000
Net Cash Provided By Financing Activities	-	9,140,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash Flows From Discontinued Operations
Operating activities	511,577	636,569
Investing activities	(17,260)	882,898
Financing activities	-	685,300
Change in cash included in discontinued operations	(494,317)	(2,204,767)
Net Cash Provided By Discontinued Operations	-	-
Effect of Exchange Rate Changes on Cash	74,038	795
Net Increase (Decrease) In Cash And Restricted Cash	7,265,768	(72,816)
Cash and restricted cash - Beginning of period	5,424,223	6,927,417
Cash and restricted cash - End of period	$12,689,991	$6,854,601
Cash and restricted cash consisted of the following:
Cash	$7,689,991	$1,854,601
Restricted cash	5,000,000	5,000,000
	$12,689,991	$6,854,601

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-

Non-Cash Investing and Financing Activities:
Original issue discount on convertible debt	$-	$600,000
Beneficial conversion feature associated with convertible debt	$-	$523,636
Warrants issued with convertible debt	$-	$1,205,959
Guaranteed interest on convertible debt recorded as debt discount	$-	$1,536,000
Shares issued upon conversion of debt and accrued interest	$821,867	$5,000,000
Interest payable on Bridge Note converted to principal	$-	$1,421,096

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

On January 19, 2021, the Company entered into a stock purchase agreement (as amended and restated, the “SPA”) for the sale of 100% of the capital stock of its wholly-owned subsidiary, CSI. CSI owns 100% of each of the legal entities which comprise the World Poker Tour. On July 12, 2021, the Company consummated the sale of the World Poker Tour business (see Note 11 – Subsequent Events for additional information).

As the result of the Company’s entry into the SPA, the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, present the results and accounts of World Poker Tour as discontinued operations and the related assets and liabilities are presented as held for sale. See Note 4 – Discontinued Operations.

Note 2 – Liquidity and Financial Condition

As of June 30, 2021, the Company had cash of $7.7 million (not including approximately $5.0 million of restricted cash and approximately $4.1 million of cash held for sale and included in current assets held for sale) and a working capital deficit (defined as total current assets of continuing operations less total current liabilities of continuing operations) of approximately $17.0 million. For the six months ended June 30, 2021 and 2020, the Company incurred net losses from continuing operations of approximately $9.3 million and $19.8 million, respectively, and has cash flows used in continuing operations of approximately $2.7 million and $3.7 million, respectively.

As of June 30, 2021, the Company had convertible debt and bridge note obligations in the aggregate gross principal amount of $3.4 million (see Note 6 - Convertible Debt and Note 7 – Bridge Note Payable), which mature on February 23, 2022 but were paid upon the closing of the sale of WPT (see Note 11 – Subsequent Events).

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, the outbreak has caused people to avoid traveling to and attending these events. Allied Esports’ has cancelled or postponed live events, and before the reopening of Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada on June 25, 2020, the business was operating online only. The arena is currently running at full capacity for daily play and weekly tournaments. The Company is continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on the Company’s operations, financial position and cash flows, as well as the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the extent of the impact cannot be determined.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s continuation is dependent upon attaining and maintaining profitable operations and, until that time, raising additional capital as needed and utilizing the cash proceeds of its recent sale of the WPT business. On July 12, 2021, the Company completed the sale of the WPT business for an aggregate purchase price of $106.2 million (see Note 11 – Subsequent Events). With the sale of the WPT business, the Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

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

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of AESE, WPT and Allied Esports and should be read in conjunction with the accompanying notes thereto.

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

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of June 30,
	2021	2020
Restricted common shares	199,143	-
Options	2,552,500	2,280,000
Warrants	20,091,549	20,091,549
Convertible debt	235,294	3,609,839
Equity purchase options	600,000	600,000
Contingent consideration shares	269,231	269,231
	23,947,717	26,850,619

Warrant Liabilities

Entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity.

●	Management has determined that its publicly-traded warrants (the “public warrants”) are of a form that qualify for equity classification.

●	Management has determined that the warrants previously issued to the Company’s sponsor (the “sponsor warrants”) contain provisions that change depending on who holds the sponsor warrant. If the sponsor warrants are held by someone other than the initial purchasers or their permitted transferees, the sponsor warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. This feature precludes the sponsor warrants from being indexed to the Company’s common stock, and thus the sponsor warrants are classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

●	Management has determined that the common stock purchase warrants issued by the Company on June 8, 2020 in connection with the issuance of convertible notes (the “convertible note warrants”) are of a form that qualify for equity classification.

As of June 30, 2021 and December 31, 2020, the fair value of our warrant liabilities totaled $14,000 and $3,000, respectively, which are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. See Note 5 – Accrued Expenses and Other Current Liabilities.

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

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

This hierarchy requires management to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The carrying amounts of the Company’s financial instruments, such as accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The Company’s convertible debt, bridge notes and loans payable approximates fair value due to their short-term nature and market rate of interest.

The sponsor warrants are carried at fair value as of June 30, 2021 and December 31, 2020. The sponsor warrants are valued using level 3 inputs. The fair value of the sponsor warrants is estimated using the Black-Scholes option pricing method. Specifically, we assumed a term for the sponsor warrants equal to the contractual term from the August 9, 2019 business combination date. Significant level 3 inputs used to calculate the fair value of the sponsor warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

The following is a roll forward of the Company’s Level 3 instruments:

Balance, December 31, 2020	$3,000
Change in fair value of sponsor warrants	36,300
Balance, March 31, 2021	39,300
Change in fair value of sponsor warrants	(25,300)
Balance, June 30, 2021	$14,000

The key inputs into the Black-Scholes model at the relevant measurement dates were as follows:

	June 30,	December 31,
Input	2021	2020
Risk-free rate	0.46%	0.27%
Remaining term in years	3.11	3.61
Expected volatility	45.0%	42.0%
Exercise price	$11.50	$11.50
Fair value of common stock	$2.30	$1.58

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

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Revenue recognized from continuing operations during the three and six months ended June 30, 2021 and 2020 was from the following sources:

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

In-person revenue was comprised of the following for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Event revenue	$307,470	$62,625	$417,911	$286,072
Sponsorship revenue	129,237	544,935	373,531	990,090
Food and beverage revenue	100,104	-	170,808	232,299
Ticket and gaming revenue	129,311	12,564	197,955	151,251
Merchandising revenue	4,664	338	11,609	18,387
Other revenue	100	-	100	104
Total in-person revenue	$670,886	$620,462	$1,171,914	$1,678,203

Multiplatform content revenue

The Company’s multiplatform content revenue is comprised of distribution revenue. Distribution revenue is generated primarily through the development, promotion, and execution of Esports Tournaments covering multiple, Company-approved game titles. The Company recognizes distribution revenue pursuant to the terms of each individual contract with the customer and records deferred revenue to the extent the Company received a payment for services that have yet to be performed or products that have yet to be delivered. The Company recorded multiplatform content revenue of $153,723 for the three and six months ended June 30, 2021 and $0 for the three and six months ended June 30, 2020.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes our revenue recognized in our condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues Recognized at a Point in Time:
Event revenue	$307,470	$62,625	$417,911	$286,072
Distribution revenue	153,723	-	153,723	-
Food and beverage revenue	100,104	-	170,808	232,299
Ticket and gaming revenue	129,311	12,564	197,955	151,251
Sponsorship revenue	-	2,502	-	2,502
Merchandising revenue	4,664	338	11,609	18,387
Other revenue	100	-	100	104
Total Revenues Recognized at a Point in Time	695,372	78,029	952,106	690,615

Revenues Recognized Over a Period of Time:
Sponsorship revenue	129,237	542,433	373,531	987,588
Total Revenues Recognized Over a Period of Time	129,237	542,433	373,531	987,588
Total Revenues	$824,609	$620,462	$1,325,637	$1,678,203

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

During the three months ended June 30, 2021 and 2020, 5% and 13%, respectively, of the Company’s revenues from continuing operations were from customers in foreign countries. During the six months ended June 30, 2021 and 2020, 7% and 14%, respectively, of the Company’s revenues from continuing operations were from customers in foreign countries.

During the three months ended June 30, 2021, the Company’s two largest customers accounted for 18% and 14% of the Company’s consolidated revenues from continuing operations. During the six months ended June 30, 2021, the Company’s two largest customers accounted for 22% and 17% of the Company’s consolidated revenues from continuing operations. During the three months ended June 30, 2020, the Company’s two largest customers accounted for 64% and 20% of the Company’s consolidated revenues from continuing operations. During the six months ended June 30, 2020, the Company’s two largest customers accounted for 57% and 19% of the Company’s consolidated revenues from continuing operations.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Euro). Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (1.1878 and 1.2264, at June 30, 2021 and December 31, 2020, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (1.2050 and 1.1017 for the six months ended June 30, 2021 and 2020, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive (loss) income.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Discontinued Operations

The assets and liabilities of WPT are classified as “held for sale” as of June 30, 2021 and December 31, 2020 and are reflected in the accompanying condensed consolidated balance sheets as “Assets held for sale” and “Liabilities held for sale,” respectively. The results of operations of WPT are included in “Income (loss) from discontinued operations, net of tax provision” in the accompanying condensed consolidated statements of operations and comprehensive loss. For comparative purposes, all prior periods presented have been reclassified to reflect the classifications on a consistent basis.

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Recently Issued Accounting Pronouncements

On May 3, 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is evaluating this new standard.

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

In reaching its decision to enter into the SPA, the Company’s Board of Directors, in consultation with management as well as its financial and legal advisors, considered a number of factors, including the risks and challenges facing the WPT business in the future as compared to the opportunities available to the WPT business in the future, and the availability of strategic alternatives. After careful consideration, the Board of Directors unanimously approved the SPA and determined that the Sale Transaction is in the best interests of the Company and its stockholders, and that the Sale Transaction and the SPA reflect the highest value for the WPT business reasonably attainable for the Company’s stockholders. On July 12, 2021, the Company consummated the sale of the WPT business (see Note 11 – Subsequent Events for additional information).

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

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Results of Discontinued Operations

Net income from discontinued operations details are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$6,844,348	$3,961,825	$12,178,358	$8,949,137
Operating costs and expenses	5,450,937	4,100,134	9,837,430	8,815,400
Income (loss) from operations	1,393,411	(138,309)	2,340,928	133,737
Other income	-	3,060	689,525	5,803
Net income (loss) from discontinued operations, before tax	1,393,411	(135,249)	3,030,453	139,540
Income tax	-	-	-	-
Income (loss) from discontinued operations, net of tax provision	$1,393,411	$(135,249)	$3,030,453	$139,540

Other income for the six months ended June 30, 2021 consists primarily of income recognized upon the forgiveness of a loan received pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act which was included in Loans Payable in the table below at December 31, 2020.

Assets and liabilities held for sale are classified as current because the Sale Transaction closed on July 12, 2021. The details are as follows:

	June 30,	December 31,
	2021	2020
Assets
Cash	$4,027,609	$3,633,292
Accounts receivable	2,865,955	1,804,627
Restricted cash	100,000	-
Prepaid expenses and other assets	238,691	289,968
Property and equipment, net	1,444,986	1,674,355
Goodwill	4,083,621	4,083,621
Intangible assets, net	11,066,721	12,305,887
Deposits	79,500	79,500
Deferred production costs	13,408,273	12,058,592
Due from affiliates	12,202,681	9,433,975
Total assets held for sale	$49,518,037	$45,363,817

Liabilities
Accounts payable	$344,881	$211,228
Accrued expenses and other liabilities	4,349,475	3,804,301
Accrued interest	-	4,224
Deferred revenue	2,554,516	1,970,668
Deferred rent	2,616,829	2,493,526
Loans payable	-	685,300
Total liabilities held for sale	$9,865,701	$9,169,247

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,		December 31,
	2021		2020
Compensation expense	$1,709,922	(1)	$1,010,734	(1)
Rent	216,025		148,919
Event costs	-		26,926
Legal and professional fees	335,806		307,135
Warrant liabilities	14,000		3,000
Unclaimed player prizes	30,190		45,171
Other accrued expenses	225,195		445,132
	$2,531,138		$1,987,017

(1)	Accrued compensation expense as of June 30, 2021 and December 31, 2020 includes approximately $571,000, which is payable to the employees of the Company’s continuing operations for their 2020 services. The Company paid such compensation from the proceeds of the Sale Transaction. See Note 11 – Subsequent Events.

Note 6 – Convertible Debt and Convertible Debt, Related Party

As of June 30, 2021 and December 31, 2020, the Company’s convertible debt consisted of the following:

	June 30, 2021			December 31, 2020
	Gross Principal Amount	Debt Discount	Convertible Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Convertible Debt, Net of Debt Discount
Convertible debt	$1,000,000	$-	$1,000,000	$1,000,000	$-	$1,000,000
Convertible debt, related party	1,000,000	-	1,000,000	1,000,000	-	1,000,000
Senior secured convertible notes	-	-	-	581,818	(3,646)	578,172
Total	2,000,000	-	2,000,000	2,581,818	(3,646)	2,578,172
Less: current portion	(2,000,000)	-	(2,000,000)	(2,000,000)	-	(2,000,000)
Convertible debt, non-current	$-	$-	$-	$581,818	$(3,646)	$578,172

Convertible Debt and Convertible Debt, Related Party

Convertible bridge notes (the “Convertible Bridge Notes”) are secured by the assets of WPT and Allied Esports and mature on February 23, 2022 (the “Maturity Date”). Further, the minimum interest to be paid under each Convertible Bridge Note shall be the greater of (a) 18 months of accrued interest at 12% per annum; or (b) the sum of the actual interest accrued plus 6 months of additional interest at 12% per annum. In the event of default, the Convertible Bridge Notes shall become immediately due and payable upon the written notice of the holder. The Company repaid in full the Convertible Bridge Notes from the proceeds of the Sale Transaction. See Note 11 – Subsequent Events.

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

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company recorded interest expense of $59,795 and $118,932 related to the Convertible Bridge Notes during the three and six months ended June 30, 2021, respectively, and recorded interest expense of $606,772 and $1,289,713 (including amortization of debt discount of $96,806 and $160,999, respectively) during the three and six months ended June 30, 2020. As of June 30, 2021, the debt discount on the Convertible Bridge Notes has been fully amortized.

Senior Secured Convertible Notes

During the six months ended June 30, 2021, the Company issued 529,383 shares of its common stock, as Monthly Redemption Payments in satisfaction of an aggregate amount of $581,818 of principal and $93,091 of interest payable owed on the Senior Notes as well as $146,958 of non-cash interest accrued on the Senior Notes. Of the 529,383 shares issued, 132,346 shares were issued in connection with accelerated Monthly Redemption Payments in the aggregate amount of $168,727 (representing $145,454 and $23,273 of principal and interest, respectively). The Company recorded additional non-cash interest expense in the amount of $46,110 in connection with Monthly Redemption Payments during the six months ended June 30, 2021. As of June 30, 2021, all principal and interest owed in connection with the Senior Notes has been repaid in full.

Note 7 – Bridge Note Payable

The bridge note payable (the “Bridge Note”) matures on February 23, 2022 and bears interest at 12% per annum (increasing to 15% per annum upon an event of default as defined in the Bridge Note agreement). Principal ($1,421,096) and interest owed under the Bridge Note is not convertible into shares of the Company’s common stock. During the three and six months ended June 30, 2021, the Company recorded interest expense of $42,487 and $84,507, respectively, and $0 for the three and six months ended June 30, 2020, in connection with the Bridge Note. The Company repaid the Bridge Note in full from the proceeds of the Sale Transaction. See Note 11 – Subsequent Events.

Note 8 – Loans Payable

During May 2020, the Company’s continuing operations received aggregate cash proceeds of $907,129 pursuant to two loans (the “PPP Loans”) provided in connection with the Paycheck Protection Program (“PPP”) under the CARES Act. The PPP Loans bear interest at 0.98% per annum. Monthly amortized principal and interest payments begin in July 2021 and the notes mature in April 2022. While the PPP Loans currently have two-year maturities, the amended law permits the borrower to request five-year maturities from its lenders. As of June 30, 2001, the Company has applied for forgiveness and is waiting on a response.

The Company recorded interest expense of $2,216 and $4,408 related to the PPP Loans for the three and six months ended June 30, 2021 and $2,690 for the three and six months ended June 30, 2020, respectively.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Operating Leases

On November 5, 2020, Allied Esports entered into an amendment of its lease of event space in Las Vegas Nevada (the “Amended Las Vegas Lease”), pursuant to which (i) $299,250 of deferred minimum monthly rent and additional rent due under the lease for the period from April 1, 2020 through June 3, 2020 must be paid in its entirety by December 31, 2021; (ii) the monthly rent to be paid for the period from June 25, 2020 through December 31, 2020 (the “Rent Relief Period) was reduced to an amount equal to 20% of gross sales (excluding food sales) at the event space (the “Percentage Rent”), (iii) the initial term of the lease was extended for two additional months until May 31, 2023, and (iv) the option period to extend the lease was extended to between April 1, 2022 and September 30, 2022. Pursuant to the Amended Las Vegas Lease, if the aggregate Percentage Rent during the Rent Relief Period is less than $194,000, Allied Esports must pay the shortfall no later than December 31, 2021. The Company and the landlord of the event space agreed to extend the Rent Relief Period through the second quarter of 2021.

The Company’s aggregate rent expense incurred was $395,384 and $548,525 during the three months ended June 30, 2021 and 2020, respectively, and was $747,053 and $932,626 during the six months ended June 30, 2021 and 2020, respectively. Of the aggregate rent incurred during the three months ended June 30, 2021 and 2020, $310,877 and $402,052, respectively, was included within in-person costs and $84,507 and $146,473, respectively, is included in general and administrative expenses on the condensed consolidated statements of operations. Of the aggregate rent incurred during the six months ended June 30, 2021 and 2020, $574,427 and $714,553, respectively, was included within in-person costs and $172,626 and $218,073, respectively, is included in general and administrative expenses on the condensed consolidated statements of operations.

AESE is currently the guarantor of WPT’s lease of Irvine, California office space (the “Irvine Lease”). The lease expires on October 1, 2033. Current base rent pursuant to the Irvine Lease is $41,027 per month, increasing to $58,495 per month over the term of the lease.

AESE is currently the guarantor of WPT’s lease of Los Angeles, California office space (the “LA Lease”). The lease expires on November 30, 2031. Current base rent pursuant to the LA Lease is $38,533.50 per month, increasing to $51,785.80 per month over the term on the lease.

The Company and the purchaser of WPT are working toward releasing the Company as a guarantor on the Irvine and LA leases as part of the Sale Transaction. See Note 11 – Subsequent Events.

Note 10 – Stockholders’ Equity

Common Stock

On January 4, 2021, the Company issued to its non-executive directors an aggregate of 126,584 shares of common stock from its 2019 Equity Incentive Plan for their director services to the Company. The Company recognized stock-based compensation of $200,000 in connection with the issuance of these shares.

Each of the Company’s non-executive directors is entitled to an annual award of $25,000, payable in the Company’s common stock, which will be issued at the beginning of each year for services rendered in the prior year. During the three and six months ended June 30, 2021, the Company recorded stock-based compensation of $50,000 and $100,000, respectively, related to this award, which is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheet.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Options

On May 6, 2021, the Company granted ten-year stock options to purchase an aggregate of 160,000 shares of common stock to its directors. The shares vest in equal annual installments over four years and have an exercise price of $2.48 per share, which represents the Company’s closing stock price on the day prior to the date of grant. The options had an aggregate grant date fair value of $145,777 and are amortized over the vesting period. The grant date value of the options granted were calculated using the Black-Scholes option pricing model, with the following assumptions used:

Risk free interest rate	1.58%
Expected term (years)	6.25
Expected volatility	40%
Expected dividends	0.00%

A summary of the option activity during the six months ended June 30, 2021 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2021	2,430,000	$4.15
Granted	160,000	2.48
Exercised	-	-
Expired	-	-
Forfeited	(37,500)	4.09
Outstanding, June 30, 2021	2,552,500	$4.05	8.51	$30,800

Exercisable, June 30, 2021	557,500	$4.33	8.37	$-

Options outstanding and exercisable as of June 30, 2021 are as follows:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.11	80,000	-	-
$2.17	120,000	-	-
$2.48	160,000
$4.09	1,852,500	8.39	472,500
$5.66	340,000	8.22	85,000
	2,552,500	8.37	557,500

For the three months ended June 30, 2021 and 2020, the Company recorded $226,698 and $213,763, respectively, of stock-based compensation expense related to stock options issued as compensation, of which $56,917 and $50,816, respectively, was included in net income (loss) of discontinued operations on the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2021 and 2020, the Company recorded $509,697 and $454,612, respectively, of stock-based compensation expense related to stock options issued as compensation, of which $113,213 and $101,632, respectively, was included in net income of discontinued operations on the accompanying condensed consolidated statement of operations. As of June 30, 2021, there was $1,698,073 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the weighted average remaining vesting period of 2.5 years. Additionally, $505,247 of unrecognized stock-based compensation expense related to stock options of employees of discontinued operations will be expensed immediately upon completion of the Sale Transaction (see Note 11 – Subsequent Events).

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restricted Common Stock

A summary of the non-vested restricted common stock activity during the six months ended June 30, 2021 is presented below:

Weighted
	Number of	Average
	Restricted	Grant Date
	Stock	Fair Value
Non-vested balance, January 1, 2021	199,143	$2.03
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding, June 30, 2021	199,143	$2.03

For the three months ended June 30, 2021 and 2020, the Company recorded $80,925 and $117,875, respectively, of stock-based compensation expense related to restricted stock issued as compensation of which $13,712 and $6,233, respectively, was included in net income (loss) of discontinued operations on the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2021 and 2020, the Company recorded $160,931 and $231,311, respectively, of stock-based compensation expense related to restricted stock issued as compensation of which $27,273 and $12,466, respectively, was included in net income of discontinued operations on the accompanying condensed consolidated statements of operations. As of June 30, 2021, there was $106,121 of unrecognized stock-based compensation expense related to restricted stock that will be recognized over the weighted average remaining vesting period of 0.5 years. Additionally, $5,576 of unrecognized stock-based compensation expense related to restricted stock of employees of discontinued operations will be expensed immediately upon completion of the Sale Transaction (see Note 11 – Subsequent Events).

Restricted Stock Units

On January 19, 2021, the Company entered into a Restricted Stock Unit Agreement with its Chief Executive Officer (“CEO”), pursuant to which the CEO received restricted stock units having a stated value equal to $1,000,000. The restricted stock units represent the right to receive $1,000,000, contingent upon the closing of the Sale Transaction, which is payable upon the earlier of the two-year anniversary of the closing date of the Sale Transaction (provided that the CEO remains continuously employed by the Company through such date), or the termination of the CEO’s employment without cause after the closing of the Sale Transaction (as defined in his employment agreement) (as applicable, the “Vesting Date”). At the time of payment, the Company may elect to pay the $1,000,000 award in cash or in shares of common stock valued at the fair market value of our common stock on the Vesting Date, or any combination thereof. All issuances of common stock will be issued from our 2019 Equity Incentive Plan. If payments or benefits provided or to be provided by the Company or its affiliates to the CEO pursuant to the agreement or otherwise (“Covered Payments”) constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986 (the “Code”) that would be subject to the excise tax imposed under Section 4999 of the Code (collectively, the “Excise Tax”), payments to be made under the agreement will be reduced to the minimum extent necessary to ensure that no portion of the Covered Payments is subject to the Excise Tax. On March 22, 2021, the agreement was amended to provide that the Vesting Date would apply after the two-year anniversary of the sale of CSI (provided that the CEO remains continuously employed by the Company through such date). The Company recorded a charge to stock-based compensation and a corresponding credit to accrued compensation expense in the amount of $100,000 and $200,000 for the three and six months ended June 30, 2021, respectively, representing the amortization of this award during the six months ended June 30, 2021. See Note 11 – Subsequent Events – Resignation of Chief Executive Officer.

Note 11 – Subsequent Events

Sale of WPT Business

On July 12, 2021, the Company completed the sale of the WPT business to Element Partners, LLC for an aggregate purchase price of $106.2 million. Approximately $3.8 million of the purchase price was paid to discharge debt (principal and accrued interest) of the Company. In addition, all indebtedness due to WPT (classified as “Due to affiliates” on the condensed consolidated balance sheet) by the entities included in continuing operations was forgiven by WPT immediately prior to the sale. Additionally, 590,000 stock options and 29,763 restricted common stock of WPT employees became fully vested and all remaining amortization of the grant date fair value was accelerated. The Company sold 100% of the outstanding capital stock of each of the legal entities that collectively operate or engage in the Company’s poker-related business and assets.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Resignation of Chief Executive Officer

On July 13, 2021, Frank Ng resigned as Chief Executive Officer of the Company, effective immediately. In connection with his resignation, the Company entered into a Release and Separation Agreement with Mr. Ng (the “Release”) pursuant to which, among other things, Mr. Ng has agreed to provide reasonable assistance to the Company as requested in connection with the Company’s Esports division, Mr. Ng released any and all claims he may have against the Company and its subsidiaries (subject to certain exclusions), and the Company agreed to provide Mr. Ng with certain separation benefits, including $400,000 (gross) in severance pay payable over a twelve-month period, accelerated vesting of all unvested stock options previously granted to Mr. Ng pursuant to an Option Agreement dated effective November 21, 2019, and accelerated vesting of all unvested shares of restricted stock previously granted to Mr. Ng pursuant to an Executive Restricted Stock Agreement dated August 7, 2020.

In addition, the Release provides for an amendment to the terms of the restricted stock units previously granted to Mr. Ng in which Mr. Ng was entitled to receive $1,000,000 upon the earlier of July 12, 2023 (which is the two-year anniversary of the closing date of the Company’s recent sale of the WPT business), or the termination of Mr. Ng’s employment without cause. At the time of payment, the Company may elect to pay the $1,000,000 in cash or shares of common stock, or any combination thereof. The terms of the Release provide that Mr. Ng will be entitled to the payment of the $1,000,000 prior to July 12, 2023, upon a sale of substantially all of the assets or equity interests comprising the Company’s Esports division prior to July 12, 2023, provided that Mr. Ng provides consulting services to the Company through the sale date and no “separation from service,” as defined under Section 409A of the Internal Revenue Code of 1986, as amended, occurs prior to the sale date.

Appointment of Chief Executive Officer, President and General Counsel

On July 13, 2021, the Company appointed Libing (Claire) Wu as its Chief Executive Officer, President and General Counsel. The Company entered into an employment agreement with Ms. Wu that provides for, among other things, payment to Ms. Wu of an annual base salary equal to $500,000, subject to cost-of-living adjustments applicable to Company employee salaries from time to time.

Ms. Wu is also eligible to receive an annual incentive bonus of up to 60% of her annual salary, determined at the discretion of the Board of Directors and subject to the attainment of certain Board objectives. In addition, Ms. Wu received a $200,000 bonus payable upon commencement of her employment. Also, upon commencement of her employment, Ms. Wu was granted 80,000 shares of restricted common stock, subject to transfer and forfeiture restrictions until the shares vest on August 16, 2022, and ten year options to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $2.21 per share that are scheduled to vest in four equal annual installments commencing on the one-year anniversary of the grant date.

The agreement expires automatically on the five-year anniversary of the effective date. However, the agreement may be extended for additional periods of up to one year by the parties’ mutual written agreement at least thirty days prior to expiration of the current term. The agreement can be terminated by the Company or by Ms. Wu prior to expiration.

In the event the agreement is terminated without cause (as described in the agreement) by the Company, or by Ms. Wu for good reason (as described in the agreement), Ms. Wu is entitled to receive severance from the Company equal to eighteen months of base salary, then in effect at the time of termination, payable over an eighteen-month period in equal installments on the Company’s regular pay dates, less applicable taxes and withholdings. Ms. Wu shall also receive any accrued, unused vacation pay.

Appointment of New Director

On August 12, 2021, Tae Hyung Steve Kim resigned from the Company’s Board of Directors (the “Board”). On August 13, 2021, the Company appointed Alexander Misch to serve as a Class B Director on the Board and fill the vacancy on the Board created as a result of Mr. Kim’s resignation.

The Company issued to Mr. Misch an option to purchase 40,000 shares of common stock at an exercise price of $2.06 per share, which vests in four annual installments; provided that the option may not be exercised in full or in part until the Company’s shareholders have approved an increase in the number of shares authorized under the Company’s 2019 Stock Incentive Plan sufficient to permit the issuance of the shares underlying such option.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of Allied Esports Entertainment Inc. (the “Company”) as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2020 and for the year then ended, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on April 13, 2021. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

The Company

The Company operates a premier public esports and entertainment company, consisting of the Allied Esports and World Poker Tour businesses. “Allied Esports” refers to the Company’s esports business, and the “World Poker Tour” or “WPT”, refers to the Company’s poker business.

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

Sale of WPT Business. On January 19, 2021, the Company and its direct and indirect wholly-owned subsidiaries, Allied Esports Media, Inc. (“Esports Media,” and together with the Company, the “Selling Parties”) and Club Services, Inc. (“CSI”), entered into a Stock Purchase Agreement (the “Original Agreement”) with Element Partners, LLC (“Buyer”), pursuant to which the Selling Parties have agreed to sell 100% of the outstanding capital stock of CSI to Buyer. CSI is the Company’s indirect wholly-owned subsidiary that directly or indirectly owns 100% of the outstanding capital stock of each of the legal entities that collectively operate or engage in the Company’s poker-related business and assets (the “WPT Business”). The proposed sale of CSI is referred to herein as the “Sale Transaction.” In connection with the Original Agreement, Buyer agreed to pay Esports Media a total purchase price of $78.25 million for the stock of CSI, including an initial purchase price at closing of $68.25 million and $10.0 million in future payments after the closing of the Sale Transaction. After the execution of the Original Agreement, the Company received multiple unsolicited competing proposals to sell the Company and/or CSI. As a result of such proposals and further negotiation with Buyer, the Selling Parties, CSI and Buyer entered into an Amended and Restated Stock Purchase Agreement on March 19, 2021, and thereafter amended such agreement on March 29, 2021 (as amended, the “Stock Purchase Agreement”).

Buyer agreed to pay Esports Media a total purchase price of $105 million for the stock of CSI (the “base purchase price”) at the closing of the Sale Transaction, as further described below. The base purchase price is adjusted to reflect the amount of CSI’s cash, indebtedness and accrued and unpaid transaction expenses as of the closing of the Sale Transaction. Buyer remitted a $10.0 million advance payment of the base purchase price upon the execution of the Stock Purchase Agreement.

On July 12, 2021, the Company completed the sale of the WPT business to Buyer for an aggregate purchase price of $106.2 million. Approximately $3.8 million of the purchase price was paid to discharge debt (principal and accrued interest) of the Company.

COVID-19 Pandemic. The recent outbreak of the COVID-19 respiratory illness has had an adverse effect on the Company. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, such outbreak has caused people to avoid traveling to and attending our events. Allied Esports and WPT businesses have cancelled or postponed live events, and until Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada reopened on June 25, 2020 these businesses were operating online only. The arena is currently running at full capacity for daily play and weekly tournaments. At this time, we cannot determine the full extent of the impact that such outbreak may have on our operations.

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

On January 19, 2021, we entered into the Original Agreement to sell the equity interests of our subsidiaries that own and operate the WPT business, subject to shareholder and regulatory approvals, for a base purchase price of $78.25 million, which was subsequently amended to $105 million as part of the Stock Purchase Agreement (the “Sale Transaction”). This base purchase price was adjusted to $106.2 million to reflect the amount of the WPT business cash, indebtedness and accrued and unpaid transaction expenses as of the closing of the Sale Transaction on July 12, 2021. Prior to December 31, 2020, we committed to a plan to sell the WPT business. Accordingly, the WPT business has been recast as discontinued operations.

Results of Operations for the Three Months Ended June 30, 2021 and 2020

	For the
	Three Months Ended
	June 30,		Increase
(in thousands, except for percentage of revenue data)	2021	2020	(Decrease)

Revenues:
In-person	$671	$620	$51
Multiplatform content	154	-	154
Total Revenues	825	620	205
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	655	507	148
Multiplatform content (exclusive of depreciation and amortization)	127	-	127
Online operating expenses	56	53	3
Selling and marketing expenses	85	56	29
General and administrative expenses	2,896	2,316	580
Stock-based compensation	387	275	112
Depreciation and amortization	808	910	(102)
Impairment of investment in ESA	-	1,139	(1,139)
Loss From Operations	(4,189)	(4,636)	(447)
Other expense	(40)	-	40
Conversion inducement expense	-	(5,248)	(5,248)
Interest expense	(104)	(862)	(758)
Loss from continuing operations	(4,333)	(10,746)	(6,413)
Income (loss) from discontinued operations, net of tax provision	1,393	(135)	1,528
Net Loss	$(2,940)	$(10,881)	$(7,941)

Revenues

In-person experience revenues increased by approximately $51 thousand, or 8%, to approximately $671 thousand for the three months ended June 30, 2021 from approximately $620 thousand for the three months ended June 30, 2020. The increase of in-person experience revenues was driven by a $245 thousand increase in event revenue, a $100 thousand increase in food and beverage revenue and a $117 thousand increase in ticket and gaming revenue. These increases are a direct result of the COVID-19 pandemic and removal of capacity restrictions in the arena for the three months ended June 30, 2021. These increases were offset by a $416 thousand decrease in sponsorship revenue due to decreases in event sponsorships and truck event sponsorships in Europe as such events have not yet picked up again as a result of the COVID-19 pandemic.

Multiplatform content revenue increased by approximately $154 thousand to approximately $154 thousand for the three months ended June 30, 2021 from $0 for the three months ended June 30, 2020. The increase of multiplatform revenues was driven by a new contract entered into in the second quarter of 2021.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) increased by approximately $148 thousand, or 29%, to approximately $655 thousand for the three months ended June 30, 2021 from approximately $507 thousand for the three months ended June 30, 2020. The increase of in-person costs is primarily related to the continuation of events in 2021 that were postponed or canceled in 2020 due to the COVID-19 pandemic.

Multiplatform content costs (exclusive of depreciation and amortization) increased by approximately $127 thousand for the three months ended June 30, 2021 from $0 for the three months ended June 30, 2020. The increase of multiplatform content costs was driven by a new contract entered into in the second quarter of 2021.

Online operating expenses increased by approximately $3 thousand, or 6%, to approximately $56 thousand for the three months ended June 30, 2021, from approximately $53 thousand for the three months ended June 30, 2020.

Selling and marketing expenses increased by approximately $29 thousand, or 52%, to approximately $85 thousand for the three months ended June 30, 2021 from approximately $56 thousand for the three months ended June 30, 2020.

General and administrative expenses increased by approximately $580 thousand, or 25%, to approximately $2.9 million for the three months ended June 30, 2021, from approximately $2.3 million for the three months ended June 30, 2020. Compensation and other operating expenses in connection with Allied Esports gaming operations increased during the three months ended June 30, 2021 as a result of the Company’s increase in salaries in November 2020 after being reduced in March 2020 due to Covid-19. In addition, there were increases in legal and professional fees incurred during the period in connection with the sale of WPT.

Stock-based compensation was $387 thousand for the three months ended June 30, 2021, compared to $275 thousand for the three months ended June 30, 2020. The increase was a result of new awards that were issued in the second half of 2020.

Depreciation and amortization decreased by approximately $102 thousand, or 11%, to approximately $808 thousand for the three months ended June 30, 2021, from approximately $910 thousand for the three months ended June 30, 2020.

The Company recorded an impairment of its investment in ESA of approximately $1.1 million during the three months ended June 30, 2020. No impairment charges were recorded during the three months ended June 30, 2021.

Other income (expense)

The Company recognized other expense of approximately $40 thousand during the three months ended June 30, 2021. There was $257 of other expense recorded for the three months ended June 30, 2020.

Conversion inducement expense

Conversion inducement expense of approximately $5.2 million during the three months ended June 30, 2020, resulted from the reduction in the conversion price and the increase in interest payable to induce the conversion of certain convertible debt converted during the period. There was no conversion inducement expense recorded for the three months ended June 30, 2021.

Interest expense

Interest expense was approximately $104 thousand for the three months ended June 30, 2021 compared to $862 thousand for the three months ended June 30, 2020, a decrease of $758 thousand, or 88%. The decrease is a result of the decrease in the principal balance of notes payable and convertible notes outstanding during the period.

Results of Discontinued Operations

 We recognized income (loss) from discontinued operations, net of tax, of approximately $1.4 million and $(135) thousand during the three months ended June 30, 2021 and 2020, respectively, representing an increase of $1.5 million. The improvement in results from discontinued operations is primarily due to an increase in revenues from our subscription-based poker service and other online products during the period in response to the COVID-19 pandemic.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

	For the
	Six Months Ended
	June 30,		Increase
(in thousands, except for percentage of revenue data)	2021	2020	(Decrease)

Revenues:
In-person	$1,172	$1,678	$(506)
Multiplatform content	154	-	154
Total Revenues	1,326	1,678	(352)
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	1,193	1,495	(302)
Multiplatform content (exclusive of depreciation and amortization)	127	-	127
Online operating expenses	97	114	(17)
Selling and marketing expenses	129	132	(3)
General and administrative expenses	6,125	5,769	356
Stock-based compensation	1,030	4,221	(3,191)
Depreciation and amortization	1,690	1,810	(120)
Impairment of investment in ESA	-	1,139	(1,139)
Loss From Operations	(9,065)	(13,002)	(3,937)
Other income (expense)	15	(2)	17
Conversion inducement expense	-	(5,248)	(5,248)
Interest expense	(257)	(1,545)	(1,288)
Loss from continuing operations	(9,307)	(19,797)	(10,490)
Income from discontinued operations, net of tax provision	3,030	140	2,890
Net Loss	$(6,277)	$(19,657)	$(13,380)

Revenues

In-person experience revenues decreased by approximately $506 thousand, or 30%, to approximately $1.2 million for the six months ended June 30, 2021 from approximately $1.7 million for the six months ended June 30, 2020. The decrease of in-person experience revenues was driven by a $617 thousand decrease in sponsorship revenue as a direct result of the COVID-19 pandemic and the resulting limited ability to hold events during the six months ended June 30, 2021. This was slightly offset by approximately $132 thousand increase in event revenue due to the removal of capacity restrictions at the arena.

Multiplatform content revenue increased by approximately $154 thousand to approximately $154 thousand for the six months ended June 30, 2021 from $0 for the six months ended June 30, 2020. The increase of multiplatform revenues was driven by a new contract entered into in the second quarter of 2021.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $302 thousand, or 20%, to approximately $1.2 million for the six months ended June 30, 2021 from approximately $1.5 million for the six months ended June 30, 2020. The decrease of in-person costs is primarily related to the decrease of in-person revenues as a result of the postponement or cancellation of events due to the COVID-19 pandemic.

Multiplatform content costs (exclusive of depreciation and amortization) increased by approximately $127 thousand for the six months ended June 30, 2021 from $0 for the six months ended June 30, 2020. The increase of multiplatform content costs was driven by a new contract entered into in the second quarter of 2021.

Online operating expenses decreased by approximately $17 thousand, or 15%, to approximately $97 thousand for the six months ended June 30, 2021, from approximately $114 thousand for the six months ended June 30, 2020.

Selling and marketing expenses decreased by approximately $3 thousand, or 2%, to approximately $129 thousand for the six months ended June 30, 2021 from approximately $132 thousand for the six months ended June 30, 2020.

General and administrative expenses increased by approximately $356 thousand, or 6%, to approximately $6.1 million for the six months ended June 30, 2021, from approximately $5.8 million for the six months ended June 30, 2020. Compensation and other operating expenses in connection with Allied Esports gaming operations increased during the six months ended June 30, 2021 as a result of the Company’s increase in salaries in November 2020 after being reduced in March 2020 due to COVID-19 pandemic. In addition, there were increases in legal and professional fees incurred during the period in connection with the sale of WPT.

Stock-based compensation was $1.0 million for the six months ended June 30, 2021, compared to $4.2 million for the six months ended June 30, 2020. The decrease included a $3.7 million stock-based compensation expense in 2020 related to the return of cash held in escrow associated with an escrow agreement with Simon that occurred during the six months ended June 30, 2020 which was slightly offset by an $0.5 million increase due new awards that were issued in the second half of 2020.

Depreciation and amortization decreased by approximately $120 thousand, or 7%, to approximately $1.7 million for the six months ended June 30, 2021, from approximately $1.8 million for the six months ended June 30, 2020.

The Company recorded an impairment of its investment in ESA of approximately $1.1 million during the six months ended June 30, 2020. No impairment charges were recorded during the six months ended June 30, 2021.

Other income (expense)

Other income (expense) increased by approximately $17 thousand, to approximately $15 thousand for the six months ended June 30, 2021 from approximately $(2) thousand for the six months ended June 30, 2020. The increase was due to an insurance payment received for a claim submitted for damaged equipment.

Conversion inducement expense

Conversion inducement expense of approximately $5.2 million during the six months ended June 30, 2020, resulted from the reduction in the conversion price and the increase in interest payable to induce the conversion of certain convertible debt converted during the period. There was no conversion inducement expense recorded for the six months ended June 30, 2021.

Interest expense

Interest expense was approximately $257 thousand for the six months ended June 30, 2021 compared to $1.5 million for the six months ended June 30, 2020, a decrease of $1.3 million, or 83%. The decrease is a result of the decrease in the principal balance of notes payable and convertible notes outstanding during the period.

Results of Discontinued Operations

 We recognized income (loss) from discontinued operations, net of tax, of approximately $3.0 million and $140 thousand during the six months ended June 30, 2021 and 2020, respectively, representing an increase of $2.9 million. The improvement in results from discontinued operations is primarily due to an increase in revenues from our subscription-based poker service and other online products during the period in response to the COVID-19 pandemic.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital deficit from continuing operations at June 30, 2021 and December 31, 2020, respectively:

	June 30,	December 31,
(in thousands)	2021	2020
Current Assets	$13,375	$6,605
Current Liabilities	$30,471	$16,492
Working Capital Deficit	$(17,096)	$(9,887)

Our primary sources of liquidity and capital resources are cash on the balance sheet and funds raised through debt or equity financing.

As of June 30, 2021, we had cash of $7.7 million (not including approximately $5.0 million of restricted cash) and a working capital deficit from continuing operations of approximately $17.0 million. For the six months ended June 30, 2021 and 2020, we incurred net losses from continuing operations of approximately $9.3 million and $19.8 million, respectively, and had cash used in continuing operations of approximately $2.7 million and $3.7 million, respectively. Further, convertible debt and bridge note obligations in the aggregate gross principal amount of $3.4 million mature on February 23, 2022, but were paid upon the closing of the sale of WPT.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, the outbreak has caused people to avoid traveling to and attending these events. Allied Esports’ has cancelled or postponed live events, and before the reopening of Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada on June 25, 2020, the business was operating online only. The arena is currently running at full capacity for daily play and weekly tournaments. We continue to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on our operations, financial position and cash flows, as well as the impact on our employees. The magnitude and duration of the pandemic and its impact on our future operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on our operations and liquidity, at the time of issuance, the extent of the impact cannot be determined.

Our continuation is dependent upon attaining and maintaining profitable operations and, until that time, raising additional capital as needed and utilizing the proceeds of our recent sale of the WPT business. On July 12, 2021, we completed the sale of the WPT business for an aggregate purchase price of $106.2 million. With the sale of the WPT business, we believe our current cash on hand is sufficient to meet our operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows from continuing operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
(in thousands)	2021	2020

Net cash provided by (used in)
Operating activities	$(2,692)	$(3,721)
Investing activities	$9,884	$(5,493)
Financing activities	$-	$9,140

Net Cash Used in Operating Activities

Net cash used in operating activities primarily represents the results of operations exclusive of non-cash expenses (including depreciation, amortization, deferred rent, and stock-based compensation) and the impact of changes in operating assets and liabilities.

Net cash used in operating activities for the six months ended June 30, 2021 and 2020 was approximately $2.7 million and $3.7 million, representing an decrease of $1.0 million. During the six months ended June 30, 2021 and 2020, the net cash used in operating activities was primarily attributable to the net loss from continuing operations of approximately $9.3 million and $19.8 million, respectively, adjusted for approximately $2.7 million and $12.7 million, respectively, of net non-cash expenses, and approximately $3.9 million and $3.4 million, respectively, of cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided By (Used in) Investing Activities

Net cash provided by (used in) investing activities primarily relates to the purchase of property and equipment and other investment activity.

Net cash provided by investing activities during the six months ended June 30, 2021 was approximately $9.9 million, which consisted primarily of a $10 million deposit for the sale of WPT.

Net cash used in investing activities for the six months ended June 30, 2020 was approximately $5.5 million, which consisted primarily of approximately $3.7 million of cash used for the return of the Simon Investment, $1.5 million of cash used for our investment with TV Azteca as part of a Strategic Investment Agreement, and $0.3 million used for the purchases of property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $0 compared to $9.1 million for the six months ended June 30, 2020. The decrease was a result of $9.0 million of proceeds from the issuance of convertible debt for the six months ended June 30, 2020.

Cash Flows from Discontinued Operations

Cash held by our WPT business is classified as held for sale and is included in current assets of discontinued operations. No cash was provided to, or used by, discontinued operations from the WPT business.

Capital Expenditures

As of June 30, 2021, the Company has no material commitments for capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Despite not conducting a formal assessment regarding internal control over financial reporting, management identified the following material weaknesses as of December 31, 2020, which persist as of June 30, 2021:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Earnings Release

On August 16, 2021, the Company issued a press release announcing its financial condition and results of operations for the three months ended June 30, 2021. A copy of the press release is furnished as Exhibit 99.1 and is incorporated by reference into this Item 5 in lieu of separately furnishing such press release under Item 2.02 of Form 8-K. This disclosure, including Exhibit 99.1 hereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Director

On August 12, 2021, Tae Hyung Steve Kim resigned from the Company’s Board of Directors (the “Board”). On August 13, 2021, the Company appointed Alexander Misch to serve as a Class B Director on the Board and fill the vacancy on the Board created as a result of Mr. Kim’s resignation. Mr. Misch was also elected to the Company’s Compensation Committee and Nominating and Corporate Governance Committee.

Mr. Misch is a lawyer who was most recently employed as Senior Corporate Counsel at the New York offices of T-Systems North America (a subsidiary of the global Deutsche Telekom AG group of companies, a global Fortune 100 company), a position which he held for seven years. Prior to that Mr. Misch served as senior corporate counsel to T-Systems South Africa, where he held multiple positions, including the acting head of the legal department, compliance officer, and privacy officer, and as lead counsel for the T-Systems Africa Regional Division from 2011 to 2013. Prior to joining the T-Systems group, Mr. Misch advised clients on a number of large projects, including assisting in the defense of a publicly listed corporation against a multi-billion dollar claim for a windfall profit tax, and the turnaround project of a global group of companies in the chemical industry. Mr. Misch holds a Master of Business Administration from the Gordon Institute of Business Science (University of Pretoria) and a B. Proc law degree from the Oliver Schreiner School of Law (University of the Witwatersrand). Mr. Misch is fluent in English, German, and Afrikaans.

The Company issued to Mr. Misch an option to purchase 40,000 shares of common stock at an exercise price of $2.06 per share, which vests in four annual installments; provided that the option may not be exercised in full or in part until the Company’s shareholders have approved an increase in the number of shares authorized under the Company’s 2019 Stock Incentive Plan sufficient to permit the issuance of the shares underlying such option.

ITEM 6. EXHIBITS.

Exhibit	Description
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
99.1*	Press Release issued August 16, 2021
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED ESPORTS ENTERTAINMENT, INC.

Dated: August 16, 2021	By:	/s/ Libing (Claire) Wu
Libing (Claire) Wu, Chief Executive Officer, President and General Counsel (Principal Executive Officer)

Dated: August 16, 2021	By:	/s/ Anthony Hung
Anthony Hung, Chief Financial Officer (Principal Financial Officer)