Form 10-Q
period 2021-09-30
Allied Esports Entertainment, Inc.
filed 2021-11-22
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(714) 265-7323

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

As of November 17, 2021, 39,141,907 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLIED ESPORTS ENTERTAINMENT, INC

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current Assets
Cash	$95,221,785	$424,223
Restricted cash	5,000,000	5,000,000
Accounts receivable	338,118	271,142
Prepaid expenses and other current assets	1,011,430	909,766
Assets of discontinued operations	-	45,363,817
Total Current Assets	101,571,333	51,968,948
Property and equipment, net	6,873,533	9,275,729
Intangible assets, net	29,820	30,818
Deposits	625,000	625,000
Total Assets	$109,099,686	$61,900,495
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$342,185	$901,353
Accrued expenses and other current liabilities	2,820,105	1,987,017
Accrued interest, current portion	-	152,899
Due to affiliates	-	9,433,975
Deferred revenue	354,104	57,018
Bridge note payable	-	1,421,096
Convertible debt, net of discount, current portion	-	1,000,000
Convertible debt, related party, net of discount, current portion	-	1,000,000
Loans payable, current portion	-	539,055
Liabilities of discontinued operations	-	9,169,247
Total Current Liabilities	3,516,394	25,661,660
Deferred rent	1,961,640	1,693,066
Accrued interest, non-current portion	-	193,939
Convertible debt, net of discount, non-current portion	-	578,172
Loans payable, non-current portion	-	368,074
Total Liabilities	5,478,034	28,494,911

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 39,141,907 and 38,506,844 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3,915	3,851
Additional paid in capital	197,642,458	195,488,181
Accumulated deficit	(94,251,576)	(162,277,414)
Accumulated other comprehensive income	226,855	190,966
Total Stockholders’ Equity	103,621,652	33,405,584
Total Liabilities and Stockholders’ Equity	$109,099,686	$61,900,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues:
In-person	$1,455,867	$595,932	$2,627,781	$2,274,135
Multiplatform content	229,961	951	383,684	951
Total Revenues	1,685,828	596,883	3,011,465	2,275,086
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	1,249,640	640,409	2,442,750	2,134,964
Multiplatform content (exclusive of depreciation and amortization)	87,373	-	214,258	-
Online operating expenses	37,462	34,577	134,009	148,977
Selling and marketing expenses	87,755	52,788	216,428	185,004
General and administrative expenses	3,196,736	2,270,018	8,444,054	8,039,358
Stock-based compensation	151,220	508,268	1,081,362	4,729,643
Depreciation and amortization	806,137	905,580	2,495,939	2,715,007
Impairment of investment in ESA	-	-	-	1,138,631
Total Costs and Expenses	5,616,323	4,411,640	15,028,800	19,091,584
Loss From Operations	(3,930,495)	(3,814,757)	(12,017,335)	(16,816,498)
Other Income (Expense):
Gain on forgiveness of PPP loans and interest	912,475	-	912,475	-
Other income (expense), net	54,434	(2,973)	69,413	(5,432)
Conversion inducement expense	-	-	-	(5,247,531)
Extinguishment loss on acceleration of debt redemption	-	(1,733,768)	-	(1,733,768)
Interest expense	(11,809)	(1,488,517)	(269,411)	(3,033,524)
Total Other Income (Expense)	955,100	(3,225,258)	712,477	(10,020,255)
Loss from continuing operations	(2,975,395)	(7,040,015)	(11,304,858)	(26,836,753)

(Loss) income from discontinued operations, net of tax provision:
(Loss) income from discontinued operations before the sale of WPT	(3,151,740)	491,138	(1,099,033)	630,678
Gain on sale of WPT	80,429,729	-	80,429,729	-
Income from discontinued operations	77,277,989	491,138	79,330,696	630,678

Net income (loss)	$74,302,594	$(6,548,877)	$68,025,838	$(26,206,075)

Basic and Diluted Net (Loss) Income per Common Share
Continuing operations	$(0.08)	$(0.24)	$(0.29)	$(1.01)
Discontinued operations, net of tax	$1.98	$0.02	$2.04	$0.02

Weighted Average Number of Common Shares Outstanding:
Basic	39,043,863	29,626,222	38,970,267	26,508,006
Diluted	39,043,863	29,626,222	38,970,267	26,508,006

Comprehensive Loss
Net Income (Loss)	$74,302,594	$(6,548,877)	$68,025,838	$(26,206,075)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(22,031)	45,358	35,889	45,548
Total Comprehensive Income (Loss)	$74,280,563	$(6,503,519)	$68,061,727	$(26,160,527)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For The Three and Nine Months Ended September 30, 2021
	Common Stock		Common Stock Subscribed		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance - January 1, 2021	38,506,844	$3,851	-	$-	$195,488,181	-	$190,966	$(162,277,414)	$33,405,584
Stock-based compensation:
Common stock	126,584	13	-	-	199,987	-	-	-	200,000
Restricted common stock	-	-	-	-	80,006	-	-	-	80,006
Stock options	-	-	-	-	282,999	-	-	-	282,999
Shares issued for redemption of debt and accrued interest	529,383	53	-	-	821,814	-	-	-	821,867
Net loss	-	-	-	-	-	-	-	(3,336,676)	(3,336,676)
Other comprehensive income	-	-	-	-	-	-	25,336	-	25,336
Balance - March 31, 2021	39,162,811	3,917	-	-	196,872,987	-	216,302	(165,614,090)	31,479,116
Stock-based compensation:
Stock options	-	-	-	-	226,698	-	-	-	226,698
Restricted stock	-	-	-	-	80,925	-	-	-	80,925
Net loss	-	-	-	-	-	-	-	(2,940,080)	(2,940,080)
Other comprehensive income	-	-	-	-	-	-	32,584	-	32,584
Balance - June 30, 2021	39,162,811	3,917	-	-	197,180,610	-	248,886	(168,554,170)	28,879,243
Stock-based compensation:
Stock options	-	-	-	-	613,070	-	-	-	613,070
Restricted stock	80,000	8	-	-	58,915	-	-	-	58,923

Shares withheld for employee payroll tax	(100,904)	(10)	-	-	(210,137)	-	-	-	(210,147)
Net income	-	-	-	-	-	-	-	74,302,594	74,302,594
Other comprehensive loss	-	-	-	-	-	-	(22,031)	-	(22,031)
Balance - September 30, 2021	39,141,907	$3,915	-	-	$197,642,458	-	$226,855	$(94,251,576)	$103,621,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Changes in Stockholders’ Equity, continued

(unaudited)

	For The Three and Nine Months Ended September 30, 2020
			Common Stock		Additional		Accumulated Other		Total
	Common Stock		Subscribed		Paid-in	Subscription	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance - January 1, 2020	23,176,146	$2,317	-	$-	$161,300,916	$-	$136,177	$(117,218,584)	$44,220,826
Common stock issued for cash	758,725	76	-	-	4,999,924	-	-	-	5,000,000
Stock-based compensation:
Restricted common stock	-	-	-	-	113,436	-	-	-	113,436
Stock options	-	-	-	-	240,399	-	-	-	240,399
Subscription of common stock in connection with exercise of put option	-	-	1,018,848	102	1,999,898	(2,000,000)	-	-	-
Net loss	-	-	-	-	-	-	-	(8,776,469)	(8,776,469)
Balance - March 31, 2020	23,934,871	2,393	1,018,848	102	168,654,573	(2,000,000)	136,177	(125,995,053)	40,798,192
Cash received for subscription	1,018,848	102	(1,018,848)	(102)	-	2,000,000	-	-	2,000,000
Shares issued upon conversion of debt	3,392,857	339	-	-	9,998,506	-	-	-	9,998,845
Beneficial conversion feature associated with convertible debt	-	-	-	-	523,636	-	-	-	523,636
Warrants issued with convertible debt	-	-	-	-	1,205,959	-	-	-	1,205,959
Stock-based compensation:
Stock options	-	-	-	-	213,763	-	-	-	213,763
Restricted stock	-	-	-	-	117,875	-	-	-	117,875
Net loss	-	-	-	-	-	-	-	(10,880,729)	(10,880,729)
Other comprehensive income	-	-	-	-	-	-	190	-	190
Balance - June 30, 2020	28,346,576	2,834	-	-	180,714,312	-	136,367	(136,875,782)	43,977,731
Shares issued for redemption of debt and accrued interest	3,161,970	316	-	-	5,419,421	-	-	-	5,419,737
Shares issued in satisfaction of employee bonus obligations	217,999	22	-	-	473,978	-	-	-	474,000
Disgorgement of short swing profits	-	-	-	-	21,875	-	-	-	21,875
Stock-based compensation:
Stock options	-	-	-	-	312,117	-	-	-	312,117
Common stock	64,286	7	-	-	128,993				129,000
Restricted stock	199,143	20	-	-	136,030	-	-	-	136,050
Net loss	-	-	-	-	-	-	-	(6,548,877)	(6,548,877)
Other comprehensive income	-	-	-	-	-	-	45,358	-	45,358
Balance - September 30, 2020	31,989,974	$3,199	-	$-	$187,206,726	$-	$181,725	$(143,424,659)	$43,966,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$68,025,838	$(26,206,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations, net of tax provision	(79,330,696)	(630,678)
Stock-based compensation	1,081,362	4,729,643
Gain on forgiveness of PPP loans and interest	(912,475)	-
Conversion inducement expense	-	5,247,531
Extinguishment loss on acceleration of debt redemption	-	1,733,768
Change in fair value of warrant liabilities	1,100	-
Amortization of debt discount	3,646	1,639,150
Non-cash interest expense	46,110	183,373
Expenses paid on behalf of WPT	-	(305,845)
Depreciation and amortization	2,495,939	2,715,007
Impairment of investment in ESA	-	1,138,631
Deferred rent	268,574	(49,347)
Changes in operating assets and liabilities:
Accounts receivable	(36,021)	526,405
Prepaid expenses and other current assets	(108,257)	(50,148)
Deposits	-	7,963
Accounts payable	(556,041)	264,945
Accrued expenses and other current liabilities	326,862	738,404
Accrued interest	(146,894)	(770,658)
Due to affiliates	697,551	4,229,090
Deferred revenue	297,086	219,263
Total Adjustments	(75,872,154)	21,566,497
Net Cash Used In Operating Activities	(7,846,316)	(4,639,578)

Cash Flows From Investing Activities
Cash consideration for sale of WPT	106,155,004	-
Return of Simon investment	-	(3,650,000)
Investment in TV Azteca	-	(1,500,000)
Purchases of property and equipment	(141,923)	(390,459)
Purchases of intangible assets	-	(750)
Net Cash Provided By (Used in) Investing Activities	106,013,081	(5,541,209)

Cash Flows From Financing Activities
Proceeds from PPP loans payable	-	907,129
Proceeds from convertible debt	-	9,000,000
Proceeds from disgorgement of short swing profit	-	21,875
Issuance costs paid in connection with convertible debt	-	(766,961)
Repayments of convertible debt	-	(7,000,000)
Repayments of bridge loans	(3,421,096)	-
Proceeds from sale of common stock	-	7,000,000
Net Cash (Used In) Provided By Financing Activities	(3,421,096)	9,162,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Discontinued Operations
Operating activities	63,956	(1,885,111)
Investing activities	(17,259)	875,698
Financing activities	-	685,300
Change in cash balance of discontinued operations	3,633,292	324,113
Cash sold in connection with sale of WPT	(3,679,989)	-
Net Cash Provided By Discontinued Operations	-	-

Effect of Exchange Rate Changes on Cash	51,893	25,254

Net Increase (Decrease) In Cash And Restricted Cash	94,797,562	(993,490)
Cash and restricted cash - Beginning of period	5,424,223	6,927,417
Cash and restricted cash - End of period	$100,221,785	$5,933,927
Cash and restricted cash consisted of the following:
Cash	$95,221,785	$933,927
Restricted cash	5,000,000	5,000,000
	$100,221,785	$5,933,927

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$350,471	$2,095,527

Non-Cash Investing and Financing Activities:
Original issue discount on convertible debt	$-	$600,000
Beneficial conversion feature associated with convertible debt	$-	$523,636
Warrants issued with convertible debt	$-	$1,205,959
Guaranteed interest on convertible debt recorded as debt discount	$-	$1,536,000
Shares issued upon conversion of Bridge Note	$-	$5,000,000
Interest payable on Bridge Note converted to principal	$-	$1,421,096
Non-cash interest on convertible debt recorded as debt discount	$-	$1,664,000
Shares issued for redemption of debt and accrued interest	$821,867	$5,236,364
Forgiveness of amounts due to affiliate	$9,370,261	$-
Shares issued in satisfaction of employee bonus obligations	$-	$474,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization and Nature of Operations

Allied Esports Entertainment Inc., (“AESE” and together with its subsidiaries “the Company”), operates a public esports and entertainment company, consisting of the Allied Esports business and through the sale of WPT on July 12, 2021 (See Note 3 – Sale of WPT), the World Poker Tour business. Allied Esports operates through its wholly owned subsidiaries Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”) and ELC Gaming GMBH (“ELC Gaming”). AEII operates global competitive esports properties designed to connect players and fans via a network of connected arenas. ESALV operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. ELC Gaming operates a mobile esports truck that serves as both a battleground and content generation hub and also operates a studio for recording and streaming gaming events.

AESE’s wholly owned subsidiaries, Peerless Media Limited, Club Services, Inc. (“CSI”) and WPT Enterprises, Inc., operated the poker-related business of AESE and are collectively referred to herein as “World Poker Tour” or “WPT”. The World Poker Tour is an internationally televised gaming and entertainment company that has been involved in the sport of poker since 2002 and created a television show based on a series of high-stakes poker tournaments.

On January 19, 2021, the Company entered into a stock purchase agreement (as amended and restated, the “SPA”) for the sale of 100% of the capital stock of its wholly owned subsidiary, CSI. CSI owns 100% of each of the legal entities which comprise the World Poker Tour. On July 12, 2021, the Company consummated the sale of the World Poker Tour business (see Note 3 – Sale of WPT for additional information).

As the result of the Company’s sale of WPT, the Consolidated Balance Sheet as of December 31, 2020, the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, present the results and accounts of World Poker Tour as discontinued operations and the related assets and liabilities are presented as assets and liabilities of discontinued operations. See Note 3 – Sale of WPT.

COVID-19 Pandemic. The magnitude and duration of the COVID19 pandemic has had a significant adverse effect on the Company. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, such outbreak has caused people to avoid traveling to and attending our events. Allied Esports and WPT businesses have cancelled or postponed live events, and until Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada reopened on June 25, 2020 these businesses were operating online only. Truck events in Europe have been slow to return but the Luxor arena is currently running at full capacity for daily play and weekly tournaments. and, given the positive effects of vaccines on the US and global populations along with relaxed restrictions on travel and social gatherings, we expect that such impacts will be less significant on our future operations and liquidity.

Note 2 – Significant Accounting Policies

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

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of AESE, WPT and Allied Esports and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on April 13, 2021.

Net Income (Loss) per Common Share

Basic loss per common share is computed by dividing net loss attributable to the Company by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants and the conversion of convertible instruments. There were no dilutive securities outstanding during the three and nine months ended September 30, 2021 or the three and nine months ended September 30, 2020 (computed using the treasury stock or if-converted method).

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of September 30,
	2021	2020
Restricted common shares	80,000	199,143
Options	2,565,000	2,430,000
Warrants	20,091,549	20,091,549
Convertible debt	-	3,609,839
Equity purchase options	600,000	600,000
Contingent consideration shares	192,308	269,231
	23,528,857	27,199,762

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As of September 30, 2021 and December 31, 2020, the fair value of our warrant liabilities totaled $4,100 and $3,000, respectively, which are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. See Note 4 – Accrued Expenses and Other Current Liabilities.

Financial Instruments and Fair Value

Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	-	Unadjusted quoted market prices for identical assets or liabilities;

Level 2	-	Quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets or liabilities; and

Level 3	-	Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires management to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The carrying amounts of the Company’s financial instruments, such as accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The Company’s convertible debt, bridge notes and loans payable approximate fair value due to their short-term nature and market rate of interest.

The sponsor warrants are carried at fair value as of September 30, 2021 and December 31, 2020. The sponsor warrants are valued using level 3 inputs. The fair value of the sponsor warrants is estimated using the Black-Scholes option pricing method. Significant level 3 inputs used to calculate the fair value of the sponsor warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following is a roll forward of the Company’s Level 3 instruments:

Balance, December 31, 2020	$3,000
Change in fair value of sponsor warrants	36,300
Balance, March 31, 2021	39,300
Change in fair value of sponsor warrants	(25,300)
Balance, June 30, 2021	14,000
Change in fair value of sponsor warrants	(9,900)
Balance, September 30, 2021	$4,100

The key inputs into the Black-Scholes model at the relevant measurement dates were as follows:

	September 30,	December 31,
Input	2021	2020
Risk-free rate	0.53%	0.27%
Remaining term in years	2.86	3.61
Expected volatility	46.0%	42.0%
Exercise price	$11.50	$11.50
Fair value of common stock	$1.77	$1.58

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

Revenue recognized from continuing operations during the three and nine months ended September 30, 2021 and 2020 was from the following sources:

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

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company also generates sponsorship revenues for naming rights for, and rental of, the Company’s arena and gaming trucks. Sponsorship revenues from naming rights of the Company’s Las Vegas esports arena and from sponsorship arrangements are recognized on a straight-line basis over the contractual term of the agreement. The Company records deferred revenue to the extent that payment has been received for services that have yet to be performed. In-person revenue was comprised of the following for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Event revenue	$1,002,452	$126,289	$1,420,364	$412,361
Sponsorship revenue	161,825	314,924	535,355	1,305,014
Food and beverage revenue	129,549	34,427	300,357	266,726
Ticket and gaming revenue	159,533	118,996	357,488	270,247
Merchandising revenue	2,508	678	14,117	19,065
Other revenue	-	618	100	722
Total in-person revenue	$1,455,867	$595,932	$2,627,781	$2,274,135

Multiplatform content revenue

The Company’s multiplatform content revenue is comprised of distribution revenue. Distribution revenue is generated primarily through the development, promotion, and execution of Esports Tournaments covering multiple, Company-approved game titles. The Company recognizes distribution revenue pursuant to the terms of each individual contract with the customer and records deferred revenue to the extent the Company received a payment for services that have yet to be performed or products that have yet to be delivered. The Company recorded multiplatform content revenue of $229,961 and $383,684, respectively, for the three and nine months ended September 30, 2021, and $951 for the three and nine months ended September 30, 2020.

The following table summarizes our revenue recognized in our condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues Recognized at a Point in Time:
Event revenue	$1,002,452	$126,289	$1,420,364	$412,361
Distribution revenue	229,961	951	383,684	951
Food and beverage revenue	129,549	34,427	300,357	266,726
Ticket and gaming revenue	159,533	118,996	357,488	270,247
Sponsorship revenue	-	2,502	-	2,502
Merchandising revenue	2,508	678	14,117	19,065
Other revenue	-	618	100	722
Total Revenues Recognized at a Point in Time	1,524,003	284,461	2,476,110	972,574

Revenues Recognized Over a Period of Time:
Sponsorship revenue	161,825	312,422	535,355	1,302,512
Total Revenues Recognized Over a Period of Time	161,825	312,422	535,355	1,302,512
Total Revenues	$1,685,828	$596,883	$3,011,465	$2,275,086

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

During the three months ended September 30, 2021 and 2020, 1% and 18%, respectively, of the Company’s revenues from continuing operations were from customers in foreign countries. During the nine months ended September 30, 2021 and 2020, 3% and 14%, respectively, of the Company’s revenues from continuing operations were from customers in foreign countries.

During the three months ended September 30, 2021, the Company’s two largest customers accounted for 32% and 14% of the Company’s consolidated revenues from continuing operations. During the nine months ended September 30, 2021, the Company’s four largest customers accounted for 22%, 15%, 13% and 11% of the Company’s consolidated revenues from continuing operations. During the three months ended September 30, 2020, the Company’s three largest customers accounted for 46%, 15%, and 11% of the Company’s consolidated revenues from continuing operations. During the nine months ended September 30, 2020, the Company’s two largest customers accounted for 53% and 18% of the Company’s consolidated revenues from continuing operations.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Euro). Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (1.1589 and 1.2264, at September 30, 2021 and December 31, 2020, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (1.1790 and 1.1243 for the nine months ended September 30, 2021 and 2020, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive (loss) income.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Discontinued Operations

The assets and liabilities of WPT are classified as “discontinued operations” as of December 31, 2020 and are reflected in the accompanying condensed consolidated balance sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively. The results of operations of WPT are included in “Income (loss) from discontinued operations, net of tax provision” in the accompanying condensed consolidated statements of operations and comprehensive loss. For comparative purposes, all prior periods presented have been reclassified to reflect the classifications on a consistent basis.

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

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Sale of WPT

Transaction

During the first quarter of 2021, AESE entered into the SPA to sell the equity interests of its subsidiaries that own and operate its WPT business (the “Sale Transaction”), subject to shareholder and regulatory approvals, for a total base purchase price of $105 million. This base purchase price was adjusted to reflect the amount of CSI’s cash (less cash required to satisfy employee payment obligations), indebtedness and accrued and unpaid transaction expenses as of the closing of the Sale Transaction. The WPT business has been recast as discontinued operations, and the assets and liabilities of WPT are classified as assets and liabilities of discontinued operations. See Note 1 – Business Organization and Nature of Operations.

In reaching its decision to enter into the SPA, the Company’s Board of Directors, in consultation with management as well as its financial and legal advisors, considered a number of factors, including the risks and challenges facing the WPT business in the future as compared to the opportunities available to the WPT business in the future, and the availability of strategic alternatives. After careful consideration, the Board of Directors unanimously approved the SPA.

On July 12, 2021, the Company consummated the sale of the WPT business. Immediately prior to the Sale Transaction, WPT forgave $9,370,261 of amounts due from affiliates, which was recorded as an equity transaction on the stand-alone books of WPT and its affiliates and did not have an effect on the consolidated financial statements. The Company recorded a gain on the sale of the WPT business in the amount of $80,429,729, as follows:

Cash consideration for sale of WPT (1)	$106,155,004

Less: book value of assets sold:
Cash	3,579,988
Accounts receivable	2,999,352
Restricted cash	100,000
Prepaid expenses and other assets	264,385
Property and equipment, net	1,429,706
Goodwill	4,083,621
Intangible assets, net	10,986,463
Deposits	79,500
Deferred production costs	12,684,054
Net book value of assets sold	36,207,069

Add: Liabilities assumed by buyer
Accounts payable	487,579
Accrued expenses and other liabilities	5,567,072
Deferred revenue	1,807,176
Deferred rent	2,619,967
Total liabilities assumed	10,481,794
Gain on Sale of WPT	$80,429,729

(1)	Subject to post-closing adjustments.

Management has determined that there are no current federal or state income taxes payable in connection with the sale of WPT, after considering the Company’s tax basis in the stock of WPT, as well as the Company’s projected tax losses for the 2021 tax year. Further, if needed, the Company has net operating loss carryforwards that are available to offset any tax liability.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

About WPT

WPT is an internationally televised gaming and entertainment company with brand presence in land-based tournaments, television, online and mobile applications. WPT has been involved in the sport of poker since 2002 and created a television show based on a series of high-stakes poker tournaments. WPT also operates ClubWPT.com, a subscription-based site that offers its members inside access to the WPT content database, as well as sweepstakes-based poker product that allows members to play for real cash and prizes. WPT also participates in strategic brand licensing, partnership, and sponsorship opportunities.

Results of Discontinued Operations

Net income from discontinued operations details are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021(1)	2020	2021(1)	2020

Revenues	$839,005	$5,291,419	$13,017,362	$14,240,556
Operating costs and expenses	3,990,745	4,798,588	14,805,920	13,613,988
(Loss) income from operations	(3,151,740)	492,831	(1,788,558)	626,568
Gain on sale of WPT	80,429,729	-	80,429,729	-
Other (expense) income, net	-	(1,693)	689,525	4,110
Net income from discontinued operations, before tax	77,277,989	491,138	79,330,696	630,678
Income tax	-	-	-	-
Income from discontinued operations, net of tax provision	$77,277,989	$491,138	$79,330,696	$630,678

(1)	Through the date of the Sale Transaction on July 12, 2021.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2021	2020
Compensation expense	$1,608,732	$1,010,734	(1)
Current portion of deferred rent	190,719	148,919
Event costs	1,668	26,926
Legal and professional fees	701,546	307,135
Warrant liabilities	4,100	3,000
Unclaimed player prizes	12,272	45,171
Other accrued expenses	288,341	445,132
Other current liabilities	12,727	-
	$2,820,105	$1,987,017

(1)	Accrued compensation expense as of December 31, 2020 includes approximately $571,000 payable to the employees of the Company’s continuing operations for their 2020 services. The Company paid such compensation from the proceeds of the Sale Transaction.

Note 5 – Convertible Debt and Convertible Debt, Related Party

As of December 31, 2020, the Company’s convertible debt consisted of the following:

	December 31, 2020
	Gross Principal Amount	Debt Discount	Convertible Debt, Net of Debt Discount
Convertible debt	$1,000,000	$-	$1,000,000
Convertible debt, related party	1,000,000	-	1,000,000
Senior secured convertible notes	581,818	(3,646)	578,172
Total	2,581,818	(3,646)	2,578,172
Less: current portion	(2,000,000)	-	(2,000,000)
Convertible debt, non-current	$581,818	$(3,646)	$578,172

As of September 30, 2021, the Company repaid all convertible debt. See below for details.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Convertible Debt and Convertible Debt, Related Party

The Company recorded interest expense of $2,959 and $62,424 related to the Convertible Bridge Notes during the three and nine months ended September 30, 2021, respectively, and recorded interest expense of $32,919 and $1,255,497 (including amortization of debt discount of $2,693 and $154,500, respectively) during the three and nine months ended September 30, 2020. The Company repaid in full the Convertible Bridge Notes from the proceeds of the Sale Transaction (see Note 3 – Sale of WPT). There was no balance outstanding on the convertible debt and all related debt discount has been fully amortized as of September 30, 2021.

The Company recorded interest expense of $2,958 and $62,425 related to a Convertible Bridge Note owed to a related party (the “Related Party Convertible Debt”) during the three and nine months ended September 30, 2021, respectively, and recorded interest expense of $32,919 and $130,052 (including amortization of debt discount of $2,693 and $11,885, respectively) during the three and nine months ended September 30, 2020. The Company repaid the Related Party Convertible Debt in full the from the proceeds of the Sale Transaction (see Note 3 – Sale of WPT). There was no balance outstanding on the Related Party Convertible Debt and all related debt discount has been fully amortized as of September 30, 2021.

Senior Secured Convertible Notes

During January 2021, the Company issued 529,383 shares of its common stock, as Monthly Redemption Payments in satisfaction of an aggregate amount of $581,818 of principal and $93,091 of interest payable owed on the Senior Notes as well as $146,958 of non-cash interest accrued on the Senior Notes. Of the 529,383 shares issued, 132,346 shares were issued in connection with accelerated Monthly Redemption Payments in the aggregate amount of $168,727 (representing $145,454 and $23,273 of principal and interest, respectively). The Company recorded additional non-cash interest expense in the amount of $0 and $46,110 in connection with Monthly Redemption Payments during the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, all principal and interest owed in connection with the Senior Notes has been repaid in full.

Note 6 – Bridge Note Payable

The Company recorded interest expense of $5,136 and $89,643, respectively, during the three and nine months ended September 30, 2021, and recorded interest expense of $17,742 and $17,742, respectively, during the three and nine months ended September 30, 2020, in connection with the Bridge Note. The Company repaid the Bridge Note in full from the proceeds of the Sale Transaction. See Note 3 - Sale of WPT.

Note 7 – Loans Payable

During May 2020, the Company’s continuing operations received aggregate cash proceeds of $907,129 pursuant to two loans (the “PPP Loans”) provided in connection with the Paycheck Protection Program (“PPP”) under the CARES Act. The PPP Loans bore interest at 0.98% per annum. Monthly amortized principal and interest payments were scheduled to begin in July 2021 and the notes were scheduled to mature in April 2022. While the PPP Loans currently have two-year maturities, the amended law permits the borrower to request five-year maturities from its lenders. The Company received full forgiveness of the PPP Loans in August 2021.

The Company recorded interest expense of $756 and $5,163 related to the PPP Loans for the three and nine months ended September 30, 2021 and $3,936 and $6,626, respectively, for the three and nine months ended September 30, 2020, respectively.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Commitments and Contingencies

Litigations, Claims, and Assessments

The Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business. While the outcome of these disputes, claims, liens and litigation matters cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the ultimate outcome of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Principal Shareholder Matter

During August 2021, the Company received a $2.3 million expense reimbursement request from a principal shareholder. The principal shareholder alleges that former officers of the Company verbally agreed to reimburse certain costs of the principal shareholder that were incurred in connection with specified Company transactions. The Company is evaluating the approval, authorization, nature and reasonableness of the costs related to this matter and is in discussions with the principal shareholder. The Company has not recorded an accrual as of September 30, 2021.

Operating Leases

On November 5, 2020, Allied Esports entered into an amendment of its lease of event space in Las Vegas Nevada (the “Amended Las Vegas Lease”), pursuant to which (i) $299,250 of deferred minimum monthly rent and additional rent due under the lease for the period from April 1, 2020 through June 3, 2020 must be paid in its entirety by December 31, 2021; (ii) the monthly rent to be paid for the period from June 25, 2020 through December 31, 2020 (the “Rent Relief Period) was reduced to an amount equal to 20% of gross sales (excluding food sales) at the event space (the “Percentage Rent”), (iii) the initial term of the lease was extended for two additional months until May 31, 2023, and (iv) the option period to extend the lease was extended to between April 1, 2022 and September 30, 2022. Pursuant to the Amended Las Vegas Lease, if the aggregate Percentage Rent during the Rent Relief Period is less than $194,000, Allied Esports must pay the shortfall no later than December 31, 2021. The Company met the minimum aggregate Percentage Rent each month during the Rent Relief Period. The Company and the landlord of the event space agreed to extend the Rent Relief Period through the second quarter of 2021.

The Company’s aggregate incurred rent expense in the amount of $364,085 and $449,191 during the three months ended September 30, 2021 and 2020, respectively, and $1,111,138 and $1,381,817 during the nine months ended September 30, 2021 and 2020, respectively. Of the aggregate rent incurred during the three months ended September 30, 2021 and 2020, $317,550 and $353,887, respectively, was included within in-person costs and $46,535 and $95,304, respectively, was included in general and administrative expenses on the condensed consolidated statements of operations. Of the aggregate rent incurred during the nine months ended September 30, 2021 and 2020, $891,977 and $1,068,440, respectively, was included within in-person costs and $219,161 and $313,377, respectively, was included in general and administrative expenses on the condensed consolidated statements of operations.

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

The Company and the purchaser of WPT are working toward releasing the Company as a guarantor on the Irvine and LA leases as part of the Sale Transaction. See Note 3 – Sale of WPT.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Resignation of Chief Executive Officer

On July 13, 2021, Frank Ng resigned as Chief Executive Officer of the Company, effective immediately. In connection with his resignation, the Company entered into a Release and Separation Agreement with Mr. Ng (the “Separation Agreement”) pursuant to which, among other things, Mr. Ng has agreed to provide reasonable assistance to the Company (when, as and if requested) in connection with the Company’s Esports division, Mr. Ng released any and all claims he may have against the Company and its subsidiaries (subject to certain exclusions), and the Company agreed to provide Mr. Ng with certain separation benefits, including $400,000 (gross) in severance pay payable over a twelve-month period, accelerated vesting of 225,000 unvested stock options previously granted to Mr. Ng pursuant to an Option Agreement dated effective November 21, 2019, and accelerated vesting of all unvested shares of restricted stock previously granted to Mr. Ng pursuant to an Executive Restricted Stock Agreement dated August 7, 2020.

In addition, the Separation Agreement provides for an amendment to the terms of the restricted stock units previously granted to Mr. Ng. See Note 9 – Stockholders’ Equity, Restricted Stock Units.

Appointment of Chief Executive Officer, President and General Counsel

On July 13, 2021, the Company appointed Libing (Claire) Wu as its Chief Executive Officer, President and General Counsel. The Company entered into an employment agreement (the “CEO Agreement”) with Ms. Wu that provides for, among other things, payment to Ms. Wu of an annual base salary equal to $500,000, subject to certain cost-of-living adjustments.

Ms. Wu is also eligible to receive an annual incentive bonus of up to 60% of her annual salary, determined at the discretion of the Board of Directors and subject to the attainment of certain Board objectives. In addition, Ms. Wu received a $200,000 bonus payable upon the commencement of her employment. Also, upon commencement of her employment, Ms. Wu was granted 80,000 shares of restricted common stock, subject to transfer and forfeiture restrictions until the shares vest on August 16, 2022, and ten-year stock options to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $2.21 per share that are scheduled to vest in four equal annual installments commencing on the one-year anniversary of the grant date.

The CEO Agreement expires automatically on the five-year anniversary of the effective date. However, the CEO Agreement may be extended for additional periods of up to one year by the parties’ mutual written agreement at least thirty days prior to expiration of the current term. The CEO Agreement can be terminated by the Company or by Ms. Wu prior to expiration.

In the event the CEO Agreement is terminated without cause (as described in the CEO Agreement) by the Company, or by Ms. Wu for good reason (as described in the CEO Agreement), Ms. Wu is entitled to receive severance from the Company equal to eighteen months of base salary, then in effect at the time of termination, payable over an eighteen-month period in equal installments on the Company’s regular pay dates, less applicable taxes and withholdings. Ms. Wu shall also receive any accrued, but unused vacation pay.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Board of Directors

On March 29, 2021, the Company’s Board of Directors (“Board”) increased the size of its Board from 10 directors to 11 directors. Yangyang Li was appointed as a Class A Director to fill the vacancy created by the Board’s increase in the size of the Board.

Ho Min Kim and Maya Rogers resigned from the Company’s Board of Directors (“Board”) on May 5, 2021. In connection with Ms. Rogers’ and Mr. Kim’s resignations, the Board permitted the accelerated vesting of 10,000 outstanding options previously issued to each person for their director services scheduled to vest on September 19, 2021 and extended the exercise period to exercise 20,000 vested outstanding options issued to each person to September 19, 2029. Given the foregoing resignations, the Board elected Libing (Claire) Wu as a Class C Director, and Jingsheng Lu as a Class B Director, to serve in the vacancies created by the resignations of Mr. Kim and Ms. Rogers, effective May 6, 2021.

On May 3, 2021, Frank Ng resigned from the Board of Directors (the “Board”). In connection with Mr Ng’s resignation, the Board permitted the accelerated vesting of 10,000 outstanding options previously issued to Mr. Ng for his director services scheduled to vest on September 19, 2021 and extended the exercise period to exercise 20,000 vested outstanding options issued to Mr. Ng to September 19, 2029. The Company appointed Jerry Lewin to serve as a Class C director on the Board and fill the vacancy on the Board created as a result of Mr. Ng’s resignation.

On August 12, 2021, Tae Hyung Steve Kim resigned from the Board. On August 13, 2021, the Company appointed Alexander Misch to serve as a Class B Director on the Board and fill the vacancy on the Board created as a result of Mr. Kim’s resignation. On November 5, 2021, Mr. Misch resigned from the Board. On November 11, 2021, the Company appointed Guanzhou (Jerry) Qin to serve as a Class B Director on the Board and fill the vacancy on the Board created as a result of Mr. Misch’s resignation.

On July 6, 2021, the Board approved the following compensation for non-executive directors: (i) annual $30,000 fee for director services; (ii) annual $10,000 fee for non-chair committee services (capped at $10,000 per director); and (iii) annual $15,000 fee for committee chairs (capped at $15,000 per director). The Company has the option to pay such amounts in cash or stock from the Company’s incentive plan (valued at the closing price of AESE common stock on the trading day immediately prior to issuance), with the current fees payable in cash. The fees are payable monthly by the Company.

Note 9 – Stockholders’ Equity

2019 Equity Incentive Plan

On August 13, 2021, the Board approved an amendment to the 2019 Equity Incentive Plan (the “Plan”) to increase the number of shares of common stock authorized under the Plan from 3,463,305 shares to 7,800,000 shares, subject to the approval of the Company’s stockholders. On November 11, 2021, the Board approved revising the number of shares of common stock authorized under the Plan to be 3,763,305 shares, subject to the approval of the Company’s stockholders. As of September 30, 2021 there were 233,444 shares available under the plan.

Common Stock

On January 4, 2021, the Company issued to its non-executive directors an aggregate of 126,584 shares of common stock from its 2019 Equity Incentive Plan for their director services to the Company. The Company recognized stock-based compensation of $200,000 in connection with the issuance of these shares.

Stock Options

On May 6, 2021, the Company granted ten-year stock options to purchase an aggregate of 160,000 shares of common stock to its directors. The shares vest in equal annual installments over four years and have an exercise price of $2.48 per share, which represents the Company’s closing stock price on the day prior to the date of grant. The options had an aggregate grant date fair value of $145,777 and are being amortized into expense over the vesting period.

On July 13, 2021, the Company granted ten-year stock options to purchase an aggregate of 200,000 shares of common stock to Ms. Wu. The shares vest in equal annual installments over four years and have an exercise price of $2.21 per share, which represents the Company’s closing stock price on the day prior to the date of grant. The options had an aggregate grant date fair value of $202,910 and are amortized over the vesting period.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

The grant date value of the options granted were calculated using the Black-Scholes option pricing model, with the following assumptions used:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Risk free interest rate	1.01%	0.55% - 0.69%	1.01% - 1.58%	0.55% - 0.69%
Expected term (years)	6.25	6.25	6.25	6.25
Expected volatility	46%	38%	40% - 46%	38%
Expected dividends	0.00%	0.00%	0.00%	0.00%

A summary of the option activity during the nine months ended September 30, 2021 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2021	2,430,000	$4.15
Granted	360,000	2.33
Exercised	-	-
Expired	-	-
Forfeited	(225,000)	4.51
Outstanding, September 30, 2021	2,565,000	$3.88	6.76	$-

Exercisable, September 30, 2021	1,360,000	$4.09	4.79	$-

Options outstanding and exercisable as of September 30, 2021 are as follows:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.11	80,000	8.75	20,000
$2.17	120,000	8.85	120,000
$2.21	200,000	-	-
$2.48	160,000	-	-
$4.09	1,725,000	3.74	1,050,000
$5.66	280,000	7.97	170,000
	2,565,000	4.79	1,360,000

In connection with the Sale Transaction, options for the purchase of an aggregate 340,000 common shares held by two officers of WPT became fully vested upon the consummation of the sale of WPT, pursuant to the original terms of the options agreements, and they were modified to permit exercise of the options for the remainder of the current option term. Further, options for the purchase of 187,500 common shares became vested upon the consummation of the sale of WPT and they were modified to permit exercise for a one-year period following the closing of the Sale Transaction. The Company recognized stock-based compensation expense included in discontinued operations, of approximately $156,000 related to the modification of these awards.

ALLIED ESPORTS ENTERTAINMENT, INC

Notes to Condensed Consolidated Financial Statements

(unaudited)

For the three months ended September 30, 2021 and 2020, the Company recorded $613,070 and $312,117, respectively, of stock-based compensation expense related to stock options issued as compensation, of which $633,197 and $55,063, respectively, was included in net income of discontinued operations on the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2021 and 2020, the Company recorded $1,122,767 and $766,279, respectively, of stock-based compensation expense related to stock options issued as compensation, of which $746,410 and $156,695, respectively, was included in net income of discontinued operations on the accompanying condensed consolidated statement of operations. As of September 30, 2021, there was $1,191,826 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the weighted average remaining vesting period of 2.56 years.

Restricted Common Stock

A summary of the non-vested restricted common stock activity during the nine months ended September 30, 2021 is presented below:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock	Fair Value
Non-vested balance, January 1, 2021	199,143	$2.03
Granted	80,000	2.00
Vested	(174,143)	1.69
Forfeited	(25,000)	2.17
Non-vested balance, September 30, 2021	80,000	$2.00

In connection with the Sale Transaction, 11,521 restricted shares of common stock held by an officer of WPT became fully vested upon the upon the consummation of the sale of WPT. The Company recorded a credit to stock-based compensation expense included in discontinued operations, of $15,466 related to the modification of these awards.

For the three months ended September 30, 2021 and 2020, the Company recorded $58,923 and $265,050, respectively, of stock-based compensation expense related to restricted stock issued as compensation of which $(12,425) and $13,836, respectively, was included in net income of discontinued operations on the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2021 and 2020, the Company recorded $219,853 and $496,361, respectively, of stock-based compensation expense related to restricted stock issued as compensation of which $14,848 and $26,302, respectively, was included in net income of discontinued operations on the accompanying condensed consolidated statements of operations. As of September 30, 2021, there was $140,274 of unrecognized stock-based compensation expense related to restricted stock that will be recognized over the weighted average remaining vesting period of 0.9 years.

Restricted Stock Units

On January 19, 2021, the Company entered into a Restricted Stock Unit Agreement with its then Chief Executive Officer (“CEO”), pursuant to which the CEO received restricted stock units having a stated value equal to $1,000,000. The restricted stock units represent the right to receive $1,000,000, contingent upon the closing of the Sale Transaction, which is payable upon the earlier of the two-year anniversary of the closing date of the Sale Transaction (provided that the CEO remains continuously employed by the Company through such date), or the termination of the CEO’s employment without cause after the closing of the Sale Transaction (as defined in his employment agreement) (as applicable, the “Vesting Date”). At the time of payment, the Company may elect to pay the $1,000,000 award in cash or in shares of common stock valued at the fair market value of our common stock on the Vesting Date, or any combination thereof. All issuances of common stock will be issued from the 2019 Equity Incentive Plan. If payments or benefits provided or to be provided by the Company or its affiliates to the CEO pursuant to the agreement or otherwise (“Covered Payments”) constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986 (the “Code”) that would be subject to the excise tax imposed under Section 4999 of the Code (collectively, the “Excise Tax”), payments to be made under the agreement will be reduced to the minimum extent necessary to ensure that no portion of the Covered Payments is subject to the Excise Tax. Pursuant to the Separation Agreement, the Vesting Date was amended to be the earlier of (i) the sale of substantially all of the assets or equity interests comprising the Company’s esports business, or (ii) the two-year anniversary of the sale of CSI (provided that the CEO provides consulting services (when, as and if requested) to the Company through such date). The Company recorded a charge to stock-based compensation and a corresponding credit to accrued compensation expense in the amount of $100,000 and $300,000 for the three and nine months ended September 30, 2021, respectively, representing the amortization of this award. See Note 8 – Commitments and Contingencies – Resignation of Chief Executive Officer.

Note 10 – Subsequent Events

On November 11, 2021, the Board approved the grant of ten-year stock options for the purchase of 150,000 shares of common stock to certain directors of the Company. The shares vest in equal annual installments over four years, subject to an earlier vesting upon the closing of an acquisition of another company; however, the options may not be exercised in full or in part until the Company’s shareholders have approved an increase in the number of shares authorized under the Company’s 2019 Stock Incentive Plan sufficient to permit the issuance of the shares underlying such options.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of Allied Esports Entertainment Inc. (the “Company”) as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2020 and for the year then ended, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on April 13, 2021. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

The Company

Allied Esports Entertainment Inc., (“AESE” or “the Company”), operates a public esports and entertainment company, consisting of the Allied Esports business and, formerly, the World Poker Tour business.

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

COVID-19 Pandemic. The magnitude and duration of the COVID19 pandemic has had a significant adverse effect on the Company. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, such outbreak has caused people to avoid traveling to and attending our events. Allied Esports and WPT businesses have cancelled or postponed live events, and until Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada reopened on June 25, 2020 these businesses were operating online only. Truck events in Europe have been slow to return but the arena is currently running at full capacity for daily play and weekly tournaments. and, given the positive effects of vaccines on the US and global populations along with relaxed restrictions on travel and social gatherings, we expect that such impacts will be less significant on our future operations and liquidity.

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

Discontinued Operations

WPT is an internationally televised gaming and entertainment company with brand presence in land-based tournaments, television, online and mobile applications. WPT has been involved in the sport of poker since 2002 and created a television show based on a series of high-stakes poker tournaments. WPT also operates ClubWPT.com, a subscription-based site that offers its members inside access to the WPT content database, as well as sweepstakes-based poker product that allows members to play for real cash and prizes. WPT also participates in strategic brand licensing, partnership, and sponsorship opportunities.

On July 12, 2021, we consummated the sale of the WPT business for $106.2 million. The Company recorded a gain on the sale of WPT as follows:

Cash consideration for sale of WPT (1)	$106,155,004

Less: book value of assets sold:
Cash	3,579,988
Accounts receivable	2,999,352
Restricted cash	100,000
Prepaid expenses and other assets	264,385
Property and equipment, net	1,429,706
Goodwill	4,083,621
Intangible assets, net	10,986,463
Deposits	79,500
Deferred production costs	12,684,054
Net book value of assets sold	36,207,069

Add: Liabilities assumed by buyer
Accounts payable	487,579
Accrued expenses and other liabilities	5,567,072
Deferred revenue	1,807,176
Deferred rent	2,619,967
Total liabilities assumed	10,481,794

Gain on Sale of WPT	$80,429,729

(1)	Subject to post-closing adjustments.

We have determined that there are no current federal or state income taxes payable in connection with the sale of WPT, after considering our tax basis in the stock of WPT, as well as our projected tax losses for the 2021 tax year. Further, if needed, there are net operating loss carryforwards available to offset any tax liability.

As a result of the sale, the WPT business has been recast as discontinued operations.

Results of Operations for the Three Months Ended September 30, 2021 and 2020

	For the Three Months Ended September 30,		Increase
(in thousands)	2021	2020	(Decrease)
Revenues:
In-person	$1,456	$596	$860
Multiplatform content	230	1	229
Total Revenues	1,686	597	1,089
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	1,250	640	610
Multiplatform content (exclusive of depreciation and amortization)	87	-	87
Online operating expenses	37	35	2
Selling and marketing expenses	88	53	35
General and administrative expenses	3,197	2,270	927
Stock-based compensation	151	508	(357)
Depreciation and amortization	806	906	(100)
Loss From Operations	(3,930)	(3,815)	115
Gain on forgiveness of PPP loans and interest	912	-	912
Other income (expense), net	55	(3)	58
Extinguishment loss on acceleration of debt redemption	-	(1,734)	(1,734)
Interest expense	(12)	(1,488)	(1,476)
Loss from continuing operations	(2,975)	(7,040)	(4,065)
Income from discontinued operations, net of tax provision
(Loss) income from discontinued operations before sale of WPT	(3,152)	491	(3,643)
Gain on sale of WPT	80,430	-	80,430
Income from discontinued operations	77,278	491	76,787
Net income (loss)	$74,303	$(6,549)	$80,852

Revenues

In-person experience revenues increased by approximately $860 thousand, or 144%, to approximately $1.5 million for the three months ended September 30, 2021 from approximately $596 thousand for the three months ended September 30, 2020. The increase of in-person experience revenues was driven by a $876 thousand increase in event revenue, a $95 thousand increase in food and beverage revenue and a $40.5 thousand increase in ticket and gaming revenue. These increases are a direct result of the COVID-19 pandemic in 2020 and removal of capacity restrictions in the arena for the three months ended September 30, 2021. These increases were offset by a $153 thousand decrease in sponsorship revenue due to decreases in event sponsorships and truck event sponsorships in Europe, as such events have not yet fully picked up again as a result of the COVID-19 pandemic.

Multiplatform content revenue increased by approximately $229 thousand to approximately $230 thousand for the three months ended September 30, 2021 from $1 thousand for the three months ended September 30, 2020. The increase of multiplatform revenues was driven by a new contract entered into in the second quarter of 2021.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) increased by approximately $610 thousand, or 95%, to approximately $1,250 thousand for the three months ended September 30, 2021 from approximately $640 thousand for the three months ended September 30, 2020. The increase of in-person costs is primarily related to the continuation of events in 2021 that were postponed or canceled in 2020 due to the COVID-19 pandemic.

Multiplatform content costs (exclusive of depreciation and amortization) increased by approximately $87 thousand for the three months ended September 30, 2021 from $0 for the three months ended September 30, 2020. The increase of multiplatform content costs was driven by a new contract entered into in the second quarter of 2021.

Online operating expenses increased by approximately $2 thousand, or 6%, to approximately $37 thousand for the three months ended September 30, 2021, from $35 thousand for the three months ended September 30, 2020.

Selling and marketing expenses increased by approximately $35 thousand, or 66%, to approximately $88 thousand for the three months ended September 30, 2021 from approximately $53 thousand for the three months ended September 30, 2020. The increase in selling and marketing expenses was driven by the continuation of events in 2021 that were canceled in 2020 due to the COVID-19 pandemic.

General and administrative expenses increased by approximately $0.9 million, or 41%, to approximately $3.2 million for the three months ended September 30, 2021, from approximately $2.3 million for the three months ended September 30, 2020. During the three months ended September 30, 2021, we incurred approximately $0.4 million in severance costs upon the termination of employment of our former Chief Executive Officer (“CEO”) and approximately $0.2 million in connection with a signing bonus upon the engagement of our new CEO. Compensation and other operating expenses also increased during the three months ended September 30, 2021 as a result of the Company’s increase in salaries in November 2020 after being reduced in March 2020 due to Covid-19.

Stock-based compensation was $151 thousand for the three months ended September 30, 2021, compared to $508 thousand for the three months ended September 30, 2020. The decrease was a result of the forfeiture of awards for employees who resigned from the Company.

Depreciation and amortization decreased by approximately $100 thousand, or 11%, to approximately $806 thousand for the three months ended September 30, 2021, from approximately $906 thousand for the three months ended September 30, 2020.

Gain on forgiveness of PPP loans and interest

We recognized a gain on the full forgiveness of the PPP loans and related interest of approximately $912 thousand during the three months ended September 30, 2021.

Other income (expense)

We recognized other income of approximately $55 thousand during the three months ended September 30, 2021 compared to $(3) thousand of other expense recorded for the three months ended September 30, 2020, an increase of $58 thousand. The increase was due to an insurance payment received for a claim submitted for damaged equipment.

Extinguishment loss on acceleration of debt redemption

Extinguishment loss on acceleration of debt redemption of approximately $1.7 million during the three months ended September 30, 2020, resulted from the acceleration of monthly payments on the Senior Secured notes that were issued in June 2020. There was no extinguishment loss recorded for the three months ended September 30, 2021.

Interest expense

Interest expense was approximately $12 thousand for the three months ended September 30, 2021 compared to $1.5 million for the three months ended September 30, 2020, a decrease of $1.5 million, or 99%. The decrease is a result of the decrease in the principal balance of notes payable and convertible notes outstanding during the period.

Results of Discontinued Operations

We recognized income from discontinued operations, net of tax, of approximately $77.3 million and $0.5 million during the three months ended September 30, 2021 and 2020, respectively, representing an increase of $76.8 million. The income from discontinued operations of $77.3 million for the three months ended September 30, 2021 is comprised of a gain on the sale of the WPT business of approximately $80.4 million offset by an operational loss of $3.1 million. The operational loss includes a $0.7 million loss from business activities for the 12-day period ended July 12, 2021, plus non-recurring items that include approximately $1.0 million of bonus expense in connection with the sale of WPT, approximately $1.1 million in legal and professional fees in connection with the sale of WPT, and approximately $0.3 million of accelerated stock-based compensation upon the sale of WPT.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

	For the Nine Months Ended September 30,		Increase
(in thousands)	2021	2020	(Decrease)

Revenues:
In-person	$2,627	$2,274	$353
Multiplatform content	384	1	383
Total Revenues	3,011	2,275	736
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	2,443	2,135	308
Multiplatform content (exclusive of depreciation and amortization)	214	-	214
Online operating expenses	134	149	(15)
Selling and marketing expenses	216	185	31
General and administrative expenses	8,444	8,039	405
Stock-based compensation	1,081	4,730	(3,649)
Depreciation and amortization	2,496	2,715	(219)
Impairment of investment in ESA	-	1,139	(1,139)
Loss From Operations	(12,017)	(16,817)	(4,800)
Gain on forgiveness of PPP loans and interest	912	-	912
Other income (expense), net	69	(5)	74
Conversion inducement expense	-	(5,248)	(5,248)
Extinguishment loss on acceleration of debt redemption	-	(1,734)	(1,734)
Interest expense	(269)	(3,033)	(2,764)
Loss from continuing operations	(11,305)	(26,837)	(15,532)
Income from discontinued operations, net of tax provision
(Loss) Income from discontinued operations before sale of WPT	(1,099)	631	(1,730)
Gain on sale of WPT	80,430	-	80,430
Income from discontinued operations	79,331	631	78,700
Net income (loss)	$68,026	$(26,206)	$94,232

Revenues

In-person experience revenues increased by approximately $353 thousand or 16%, to approximately $2.6 million for the nine months ended September 30, 2021 from approximately $2.3 million for the nine months ended September 30, 2020. The increase of in-person experience revenues was driven by (a) a $1.0 million increase in event revenue, (b) an $87.2 thousand increase in ticket and gaming revenue, and a $33.6 thousand increase in food and beverage revenue, partially offset by a $770 thousand decrease in sponsorship and truck event revenues in Europe. The year over year-to-date revenue increases in the United States are primarily attributable to the removal of COVID-19 capacity restrictions at the Company’s HyperX Esports Arena in Las Vegas. The Company’s truck events in Europe are still negatively impacted by the COVID-19 pandemic, resulting in decreases in sponsorship and other revenues from these events.

Multiplatform content revenue increased by approximately $383 thousand to approximately $384 thousand for the nine months ended September 30, 2021 from $1 thousand for the nine months ended September 30, 2020. The increase of multiplatform revenues was driven by a new contract entered into in the second quarter of 2021.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) increased by approximately $308 thousand to approximately $2,443 thousand for the nine months ended September 30, 2021 from $2,135 thousand for the nine months ended September 30, 2020. The increase in-person costs is primarily related to the increase of in-person revenues as a result of the removal of COVID-19 capacity restrictions during 2021.

Multiplatform content costs (exclusive of depreciation and amortization) increased by approximately $214 thousand for the nine months ended September 30, 2021 from $0 for the nine months ended September 30, 2020. The increase of multiplatform content costs was driven by a new contract entered into in the second quarter of 2021.

Online operating expenses decreased by approximately $15 thousand, or 10%, to approximately $134 thousand for the nine months ended September 30, 2021, from approximately $149 thousand for the nine months ended September 30, 2020.

Selling and marketing expenses increased by approximately $31 thousand, or 17%, to approximately $216 thousand for the nine months ended September 30, 2021 from approximately $185 thousand for the nine months ended September 30, 2020.

General and administrative expenses increased by approximately $0.4 million, or 5%, to approximately $8.4 million for the nine months ended September 30, 2021, from approximately $8.0 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we incurred approximately $0.4 million in severance costs upon the termination of employment of our former Chief Executive Officer (“CEO”).

Stock-based compensation was $1.1 million for the nine months ended September 30, 2021, compared to $4.7 million for the nine months ended September 30, 2020. The decrease included a $3.6 million stock-based compensation expense in 2020 related to the return of cash held in escrow associated with an escrow agreement with Simon Properties that occurred during the nine months ended September 30, 2020, which was offset by an increase for new awards that were issued in the second half of 2020 and 2021.

Depreciation and amortization decreased by approximately $219 thousand, or 8%, to approximately $2.5 million for the nine months ended September 30, 2021, from approximately $2.7 million for the nine months ended September 30, 2020.

The Company recorded an impairment of its investment in ESA of approximately $1.1 million during the nine months ended September 30, 2020 compared to $0 during the nine months ended September 30, 2021.

Gain on forgiveness of PPP loans and interest

We recognized a gain on the full forgiveness of the PPP loans and related interest of approximately $912 thousand during the nine months ended September 30, 2021.

Other income (expense)

Other income (expense) increased by approximately $74 thousand to approximately $69 thousand for the nine months ended September 30, 2021 from approximately $(5) thousand for the nine months ended September 30, 2020.

Conversion inducement expense

Conversion inducement expense of approximately $5.2 million during the nine months ended September 30, 2020 resulted from the reduction in the conversion price and the increase in interest payable to induce the conversion of certain convertible debt converted during the period. There was no conversion inducement expense recorded for the nine months ended September 30, 2021.

Extinguishment loss on acceleration of debt redemption

Extinguishment loss on acceleration of debt redemption of approximately $1.7 million during the nine months ended September 30, 2020, resulted from the from acceleration of monthly payments on the Senior Secured notes that were issued in June 2020. There was no extinguishment loss recorded for the nine months ended September 30, 2021.

Interest expense

Interest expense was approximately $269 thousand for the nine months ended September 30, 2021 compared to $3.0 million for the nine months ended September 30, 2020, a decrease of $2.7 million, or 91%. The decrease is a result of the decrease in the principal balance of notes payable and convertible notes outstanding during the period since debt balances were repaid from the proceeds of the sale of WPT.

Results of Discontinued Operations

We recognized income from discontinued operations, net of tax, of approximately $79.3 million and $631 thousand during the nine months ended September 30, 2021 and 2020, respectively, representing an increase of $78.7 million. The improvement in results from discontinued operations is primarily due to a gain on the sale of the WPT business of approximately $80.4 million in addition to an increase in revenues from our subscription-based poker service and other online products during the period in response to the COVID-19 pandemic. This was partially offset by bonus expense in connection with the Sale of WPT in addition to the acceleration of stock-based compensation upon the sale of WPT.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital from continuing operations at September 30, 2021 and December 31, 2020, respectively:

(in thousands)	September 30, 2021	December 31, 2020
Current Assets	$101,571	$6,605
Current Liabilities	$3,516	$16,492
Working Capital Surplus (Deficiency)	$98,055	$(9,887)

Our primary sources of liquidity and capital resources are cash on the balance sheet and funds raised through debt or equity financing.

As of September 30, 2021, we had cash of approximately $95.2 million (not including $5 million of restricted cash) and working capital from continuing operations of approximately $98.1 million. For the nine months ended September 30, 2021 and 2020, we incurred a net loss from continuing operations of approximately $11.3 million and $26.8 million, respectively, and had cash used in continuing operations of approximately $(7.8) million and $(4.6) million, respectively. Further, convertible debt and bridge note obligations in the aggregate gross principal amount of $3.4 million were scheduled to mature on February 23, 2022 but were paid upon the closing of the sale of WPT on July 12, 2021.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, the outbreak has caused people to avoid traveling to and attending these events. Allied Esports’ has cancelled or postponed live events, and before the reopening of Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada on June 25, 2020, the business was operating online only. The arena is currently running at full capacity for daily play and weekly tournaments. We continue to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on our operations, financial position and cash flows, as well as the impact on our employees. The magnitude and duration of the pandemic has had a significant adverse impact on our historical operations and liquidity. Given the positive effects of vaccines on the US and global populations along with relaxed restrictions on travel and social gatherings, we expect that such impacts will be less significant on our future operations and liquidity.

On July 12, 2021, we completed the sale of the WPT business for an aggregate purchase price of $106.2 million. With the sale of the WPT business, we believe our current cash on hand is sufficient to meet our operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows from continuing operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Net cash provided by (used in)
Operating activities	$(7,846)	$(4,640)
Investing activities	$106,013	$(5,541)
Financing activities	$(3,421)	$9,162

Net Cash Used in Operating Activities

Net cash used in operating activities primarily represents the results of operations exclusive of non-cash expenses (including depreciation, amortization, deferred rent, and stock-based compensation) and the impact of changes in operating assets and liabilities.

Net cash used in operating activities for the nine months ended September 30, 2021 and 2020 was approximately $7.8 million and $4.6 million, representing an increase of $3.2 million. During the nine months ended September 30, 2021 and 2020, the net cash used in operating activities was primarily attributable to the net loss from continuing operations of approximately $11.3 million and $26.8 million, respectively, adjusted for approximately $3.0 million and $17.0 million, respectively, of net non-cash expenses, and approximately $0.5 million and $5.2 million, respectively, of cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided By (Used in) Investing Activities

Net cash provided by (used in) investing activities primarily relates to the purchase of property and equipment and other investment activity.

Net cash provided by investing activities during the nine months ended September 30, 2021 consisted primarily of approximately $106.2 million cash consideration for the sale of WPT, partially offset by approximately $142 thousand of cash used for the purchase of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2020 was approximately $5.5 million, which consisted primarily of approximately $3.7 million of cash used for the return of the Simon Investment, $1.5 million of cash used for our investment with TV Azteca as part of a Strategic Investment Agreement, and $0.3 million used for the purchases of property and equipment and intangible assets.

Net Cash (Used In) Provided By Financing Activities

Net cash (used in) provided by financing activities for the nine months ended September 30, 2021 was approximately $(3.4) million compared to approximately $9.2 million for the nine months ended September 30, 2020. Net cash used in financing activities during the nine months ended September 30, 2021 represented the repayments of bridge loans during the period. During the nine months ended September 30, 2020, we received approximately $9.0 million of proceeds from the issuance of convertible debt, $7.0 million of proceeds from the sale of our common stock and approximately $0.9 million of proceeds received from loans payable, partially offset by approximately $7.0 million of convertible debt repayments and $0.8 million of issuance costs paid.

Cash Flows from Discontinued Operations

Cash held by the WPT business of approximately $3.6 million was sold in connection with the sale of WPT. No cash was provided by, or used in, discontinued operations as of September 30, 2021.

Capital Expenditures

As of September 30, 2021, the Company has no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing activities, nor does the Company have any interest in entities referred to as variable interest entities.

Critical Accounting Policies and Estimates

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 13, 2021 and Note 2 to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q, for a discussion of our critical accounting policies and use of estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Despite not conducting a formal assessment regarding internal control over financial reporting, management identified the following material weaknesses as of December 31, 2020, which persist as of September 30, 2021:

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

The material weakness over the controls and procedures as they relate to completeness of information reported by certain third parties that process transactions related to specific revenue streams was primarily associated with the operations of WPT which was sold by the Company on July 12, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Earnings Release

On November 22, 2021, the Company issued a press release announcing its financial condition and results of operations for the three months ended September 30, 2021. A copy of the press release is furnished as Exhibit 99.1 and is incorporated by reference into this Item 5 in lieu of separately furnishing such press release under Item 2.02 of Form 8-K. This disclosure, including Exhibit 99.1 hereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

ITEM 6. EXHIBITS.

Exhibit	Description
2.1	Stock Purchase Agreement dated January 19, 2021 by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 19, 2021)
2.2	Amended and Restated Stock Purchase Agreement dated March 19, 2021 by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 22, 2021
2.3	Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated March 29, 2021 by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 30, 2021)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
99.1*	Press Release issued November 22, 2021
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED ESPORTS ENTERTAINMENT, INC.

Dated: November 22, 2021	By:	/s/ Libing (Claire) Wu
Libing (Claire) Wu, Chief Executive Officer, General Counsel (Principal Executive Officer)

Dated: November 22, 2021	By:	/s/ Roy Anderson
Roy Anderson, Chief Financial Officer (Principal Financial Officer)