Form 10-K
period 2021-12-31
Allied Esports Entertainment, Inc.
filed 2022-05-26
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-38226

ALLIED ESPORTS ENTERTAINMENT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-1659427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

745 Fifth Ave, Suite 500

New York, NY 10151

(Address of principal executive offices)

(646) 768-4241

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Auditor PCAOB ID: 688	Auditor Name: Marcum LLP	Auditor Location: Melville, New York

The aggregate market value of common stock outstanding, other than shares held by affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed fiscal quarter), was approximately $48,017,960 based on the price of $2.30, the closing price on June 30, 2021. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners, are or were, in fact, affiliates of the registrant.

As of May 20, 2022, 39,116,907 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

Risk Factor Summary

●	Allied Esports generates a portion of its revenues from advertising and sponsorship. If it fails to attract more advertisers and sponsors to its live events, tournaments or content, or if advertisers or sponsors are less willing to advertise with or sponsor Allied Esports, its revenues may be adversely affected.

●	Allied Esports’ business model may not remain effective, and it cannot guarantee that its future monetization strategies will be successfully implemented or generate sustainable revenues and profit.

●	The COVID-19 pandemic has disrupted the long-term growth plans of Allied Esports, and we may not be able to implement and grow in the near future, or at all.

●	We hold and may acquire digital assets that are subject to volatile market prices, impairment and unique risk of loss.

●	Allied Esports’ long-term growth strategy depends on the availability of suitable locations for its proprietary and licensed esports arenas and its ability to open new locations and operate them profitably

●	Allied Esports has not entered into definitive license agreements with all game publishers that it currently has relationships with, and it may never do so.

●	Even if Allied Esports is able to license its brand to third party esports operators, there is a risk that those operators could damage its brand by operating esports arenas that are not at Allied Esports’ standards of operation.

ii

●	Allied Esports’ long-term growth strategy includes deploying additional mobile arenas in the U.S. and Europe to host its tournaments and events and it must operate them profitably.

●	The nature of hosting esports events exposes Allied Esports to negative publicity or customer complaints, including in relation to, among other things, accidents, injuries or thefts at the arenas, and health and safety concerns.

●	Allied Esports’ marketing and advertising efforts may fail to resonate with gamers.

●	The esports gaming industry is competitive, and gamers may prefer competitors’ arenas, leagues, competitions or tournaments over those offered by Allied Esports.

●	If Allied Esports fails to keep its existing gamers engaged, acquire new gamers and expand interest in its live events, leagues, tournaments and competitions, its business, its ability to achieve profitability and its prospects may be adversely affected.

●	A decline in the number of gamers may adversely affect the engagement level of gamers with Allied Esports’ tournament and entertainment platform under development and may reduce our revenue opportunities and have a material and adverse effect on our business, financial condition and results of operations.

●	There is no guarantee that Allied Esports will be able to complete its planned online esports tournament and gaming subscription platform, or that such platform once completed will be or remain popular.

●	If Allied Esports fails to maintain and enhance its brands, its business, results of operations and prospects may be materially and adversely affected.

●	If Allied Esports fails to anticipate and successfully implement new esports technologies or adopt new business strategies, technologies or methods, its business may suffer.

●	Allied Esports uses third-party services in connection with its business, and any disruption to these services could result in a disruption to its business.

●	Allied Esports may not be able to procure the necessary permits and licenses to operate its arenas.

●	Negotiations with unionized employees could delay opening or operating Allied Esports’ arenas.

●	Allied Esports’ business is subject to regulation, and changes in applicable regulations may negatively impact its business.

●	Allied Esports has historically operated at a net loss on a consolidated basis, and there is no guarantee that that it will be able to be profitable.

●	Our business depends substantially on the continuing efforts of our executive officers, key employees and qualified personnel, and our business operations may be severely disrupted if we lose the services of such personnel.

●	Ourgame International Holdings Limited owns a significant percentage of our outstanding common stock, enabling it to exert significant influence over our operations and activities, which may affect the trading price of our common stock.

●	Allied Esports licenses certain brand names under agreements that will expire and may also be subject to claims of infringement of third-party intellectual property rights.

iii

PART I

Item 1. Business

Overview of Business

Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our,” “AESE” and the “Company” refer to Allied Esports Entertainment, Inc. and its subsidiaries.

The Company operates a premier public esports and entertainment company, consisting of the Allied Esports business. On July 12, 2021, the Company completed its sale of its business comprising the World Poker Tour (or “WPT”) for gross proceeds of approximately $106 million.

The rapid growth and popularity of gaming and esports during the COVID-19 pandemic has driven interest in the Company’s esports business, Allied Esports. In January 2021, the Company’s Board of Directors decided to explore strategic options for the esports business in order to maximize value to its stockholders, including a possible sale of such business. If the Company pursues and ultimately completes a sale of the esports business, the Company expects to proceed (likely under a new name) as a publicly traded holding company focused on using its cash resources to explore opportunities in online entertainment, including but not limited to, real money gaming and other gaming sectors. However, the Company does not plan to limit itself to any particular industry or geographic location in its efforts to identify prospective target businesses. Currently, the Company does not have any specific merger, asset acquisition, reorganization or other business combination under consideration or contemplation.

Currently, the Company is utilizing its experience operating the WPT business to operate the Allied Esports business, based on WPT’s success in the following three pillars:

●	in-person experiences;

●	developing multiplatform content; and

●	providing interactive services.

Gaming is one of the largest and fastest growing markets in the entertainment sector, with an estimated 3.1 billion gamers globally, and esports is the major driver of this growth. Esports, short for “electronic sports,” is a general label that comprises a diverse offering of competitive electronic games that gamers play against each other. Some of the popular esports games currently being played include Fortnite, League of Legends, Dota 2, Counter-Strike, Call of Duty, Overwatch and FIFA. Although you can play games on your own against the computer or console, one of the ways esports is different than the video games of old is the community and spectator nature of esports, whereby competitive play against another person — either one-on-one or in teams — that is viewed by an online and in-person audience, is a central feature of esports. Since players play against each other online, a global network of players and viewers has developed as these players compete against each other worldwide. Additionally, game developers have greatly increased the watchability of games, which has made the spectator aspect of gaming much more prevalent and further drives expansion of the gaming market. The expanded reach of high-speed Internet service and the computer technology advances in the last decade have also greatly accelerated the growth of esports. Esports has now become so popular that many colleges offer scholarships in esports and the best-known esports teams are receiving mainstream sponsorships and are being bought or invested in by celebrities, athletes and professional sports teams. The highest profile esports gamers have significant online audiences as they stream themselves playing against other players online and potentially can generate millions of dollars in sponsorship money and subscription fees from their online streaming channels. It is projected that by 2023, 646 million people will be watching esports globally, and that global esports revenue will grow to approximately $1.6 billion.

WPT successfully implemented a three-pillar strategy for over 16 years of its 18-year history. We believe this model can continue and also be applied to Allied Esports and the esports industry over time. Allied Esports intends to use those same pillars — in-person experiences, multiplatform content, and interactive services — independently and in connection with its strategic partners. The COVID-19 pandemic has caused disruption in our long-term growth plans for Allied Esports, and although our long-term strategy remains to fully implement the three-pillar strategy, we are currently focused on continuing our in-person experiences at our current arenas and developing multiplatform content.

In June 2019, Allied Esports entered into a series of strategic transactions with Simon Equity Development, LLC and its affiliates (collectively, “Simon”), a global leader in the ownership of premier shopping, dining, entertainment, and mixed-use destinations, pursuant to which Allied Esports organized and staged an esports event program called the Simon Cup at certain Simon shopping centers in the U.S. and online. In January 2020, Allied Esports entered into a strategic partnership with Brookfield Property Partners, one of the world’s premier real estate companies, in which Allied Esports will develop integrated esports experience venues at mutually agreed upon shopping malls owned and/or operated by Brookfield or its affiliates that will include a dedicated gaming space and production capabilities to attract and to activate esports and other emerging live events. In connection with the foregoing partnership, Brookfield made a $5 million equity investment into the Company. As a result of the adverse effects that the COVID-19 pandemic has had on the short-term operations and plans of Allied Esports, Allied Esports and its strategic partners are delaying further execution on their strategic plans.

In-person Experiences

Allied Esports will continue delivering first-in-class live experiences to customers at Allied Esports’ branded properties worldwide. Starting with the flagship esports arena, the HyperX Arena Las Vegas, the AE Studios in Germany, and its affiliate arenas in Australia, Allied Esports offers esports fans state-of-the-art facilities to compete against other players in esports competitions, host live events with esports superstars that potentially stream to millions of viewers worldwide, produce and distribute incredible esports content with its on-site production facilities and studios and provide an attractive facility for hosting corporate events, tournaments, game launches or other events. Additionally, Allied Esports has two mobile esports arenas, which are 18-wheel semi-trailers that convert into first class esports arenas and competition stages with full content production capabilities and interactive talent studios. Through this worldwide network of properties, Allied Esports believes it can offer customers an unmatched ability to participate in simultaneous global esports events and offer sponsors and partners a truly scalable global platform and audience to promote their businesses and products. Allied Esports’ flagship HyperX Arena Las Vegas serves as a marquee destination for esports fans globally and has become one of the most recognized esports venues in the world.

Flagship Arena. In March 2018, Allied Esports opened its first flagship arena, the HyperX Arena Las Vegas, at the Luxor Casino on the Vegas strip, whose pyramid is one of the most visible landmarks in Las Vegas. This arena has 80 to 100 gaming stations, two bars, food service, private rooms, a production facility, and space for up to 1,000 people for events. The arena is custom-built for esports tournaments and has a broadcast-ready television studio to broadcast live events and produce content. Allied Esports monetizes the arena through renting the space for live events; merchandise sales; daily usage fees from day-to-day gamers using the gaming stations; tournament entry and player venue fees; food and beverage; and sponsorship (i.e., our HyperX naming rights relationship).

Affiliate Arenas. One of Allied Esports’ strategic advantages is its global network of esports arena partners, which enables it to host events and promote competitions around the world, with those competitions culminating in live events held at the flagship arena in Las Vegas. Allied Esports achieves this through its Affiliate Program, which consists of strategic partnerships with third-party esports operators around the globe. Allied Esports generally charges these affiliates an upfront fee and a minimal annual revenue share of gross revenue, starting in the second year of the operation of the venue. Allied Esports’ brand visibility and reputation have already resulted in affiliate arrangements with arenas and gaming centers in China and a multi-year agreement with Fortress Esports Pty Ltd, a new gaming, esports and entertainment venue enterprise in Australia, which opened its first affiliate arena in Melbourne in March 2020 and reopened during the COVID-19 pandemic in December 2021. This network of affiliate arenas allows Allied Esports to scale its brand penetration worldwide on a rapid basis, driving more gamers into the Allied Esports ecosystem, with minimal costs to Allied Esports. Furthermore, the content that can be produced by these affiliate arenas can be on-sold by Allied Esports, with minimal production costs.

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

Multiplatform Content: Leveraging Branded Properties and Strategic Partnerships to Develop Content

Allied Esports’ worldwide network of branded esports properties provides Allied Esports with a platform to potentially develop a significant amount of content to distribute via digital live streams, broadcast and cable, and social media outlets. Allied Esports believes that its arenas will draw top-level esports talent (such as professional streamer Ninja, who was the featured talent at a successful event at Allied Esports’ Las Vegas arena in April 2018) for purposes of hosting events and developing content, which it can distribute live, post-produce into fully-produced episodic content, or repackage for over-the-top streaming platform and social media distribution. Allied Esports intends to monetize the content in multiple ways, including direct sales of the content, sponsorship revenue, and subscription and/or advertising fees for viewers of the content.

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

Live Streaming. Live streaming of gaming content grew over 45% year-on-year on Twitch and Facebook Gaming to over 29.3 billion hours watched in 2021 and is the most popular form of esports content delivery channel today, as it offers the best interactive experiences for the audience. Vast improvements in technology and Internet service and speed have made live streaming with large audiences widely available today. Well-known gamers live stream themselves playing their favorite games on any of the popular streaming services (Twitch, YouTube, Facebook Gaming, etc.) to a worldwide audience. The streamers derive revenue from ad sales, sponsorship, subscription fees and gift payments from spectators. Through Allied Esports’ ecosystem of esports arenas, Allied Esports can offer streamers a large platform to put on live events that can be simultaneously streamed on both the streamer’s channels and on Allied Esports’ channels.

Post-Produced Content. Allied Esports intends to develop esports entertainment programming around its live experiences and, using its experienced editing and production teams, create serial, episodic content and segments that tell compelling storylines around its gaming talent, in person experiences, and gaming events around the world. Allied Esports developed this technique through WPT, who took the slow-paced game of poker and dramatized it and created storylines that made for exciting and compelling viewing. This post-produced content can be valuable real estate for sponsors, as Allied Esports can integrate sponsors seamlessly into the show in a way that feels organic to the viewers. Allied Esports can focus on different storylines, create excitement via editing and music inclusion, and generally elevate the production quality from that achievable in a live stream. Allied Esports can then monetize this episodic content via sponsorship, advertising, selling the content itself to third party distributors, or even use it as a marketing tool to drive customers to come to Allied Esports’ branded properties, buy its merchandise or otherwise interact with Allied Esports.

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

Corporate Organization

Our principal offices are located at 745 Fifth Avenue, Suite 500, New York, NY 10151, and our telephone number at that office is (646) 768-4241.

Allied Esports Entertainment Inc., (“AESE”), formerly known as Black Ridge Acquisition Corp, or “BRAC”, was incorporated in Delaware on May 9, 2017 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

Allied Esports Media, Inc. (“AEM”), a Delaware corporation, was formed in November 2018 to act as a holding company for Allied Esports International Inc. (“Allied Esports”) and immediately prior to close of the Merger (as defined below) to also include Noble Link Global Limited (“Noble Link”). Allied Esports, together with its subsidiaries described below owns and operates the esports-related businesses of AESE. Noble Link (prior to the AEM Merger) and its wholly owned subsidiaries Peerless Media Limited, Club Services, Inc. and WPT Enterprises, Inc. operated the poker-related business of AESE prior to their sale on July 12, 2021, and are collectively referred to herein as “World Poker Tour” or “WPT.” Prior to the Merger, as described below, Noble Link and Allied Esports were subsidiaries of Ourgame International Holdings Limited (“Ourgame”).

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

The Company operates through its wholly owned subsidiaries Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”) and Allied Esports GmbH (“AEGmbH”). AEII operates global competitive esports properties designed to connect players and fans via a network of connected arenas. ESALV operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. AEGmbH operates a mobile esports truck that serves as both a battleground and content generation hub and also operates a studio for recording and streaming gaming events.

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

Intellectual Property

We believe that to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology and our intellectual property. We rely on trademarks and other measures to protect our intellectual property, and vigorously defend such intellectual property as necessary (e.g. cease and desist letters directed to infringing third parties).

Allied Esports has one (1) patent in the U.S. related to systems and methods for latency in networked competitive multiplayer gaming that was issued by the UPSTO in July 2020. In addition to the patent, Allied Esports’ intellectual property portfolio includes the following: (1) approximately sixty (60) registered domain names, and (2) approximately twenty-five (25) trademarks, including, but not limited to, “Allied Esports” – which has been filed in the U.S., “Allied Esports” – which bold mark has been filed in China and Europe; The “Allied Esports” logos – which have been filed in the U.S. and Europe; the “Allied Esports Member Property Network” logo – which has been filed in the U.S., China, and Europe; the “Big Betty” logos – which have been registered in Europe; “Esports Superstars” logo – which has been filed in the U.S.; “Legend Series” logo – which has been filed in the U.S. and Europe; the “Allied Esports” emblem – which has been filed in China and Europe, and “Glory Road” – which has been filed in the U.S. Allied Esports updates its intellectual property portfolio from time to time as appropriate.

Competition

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

Employees

As of May 20, 2022, we had approximately 88 employees, including 23 employees that operated under collective-bargaining agreements.

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

The COVID-19 pandemic has disrupted the long-term growth plans of Allied Esports, and we may not be able to implement and grow our three-pillar objectives for long-term success in the near future, or even at all.

The COVID-19 pandemic has caused disruption in our long-term growth plans for Allied Esports, and although our long-term strategy remains to fully implement the three-pillar strategy, we are currently focused on continuing our in-person experiences at our current arenas and developing multiplatform content. There is no guarantee that we will be able in the near future or at any point to be able to expand our in-person experience to arenas beyond those in which we are currently operating or develop an esports platform.

We hold and may acquire digital assets that are subject to volatile market prices, impairment and unique risks of loss.

In March 2022, we initiated a roadmap to increase participation and enhance user experiences in our Allied Esports community. As part of the program, we minted our own non-fungible tokens (“NFTs”) and linked them to digital art that we own, license, or otherwise have the right to use. We accepted ether for the NFTs as a form of payment, and may accept ether for our products in the near future, subject to applicable laws. We may hold or sell the ether upon receipt.

The prices of digital assets have been in the past and may continue to be highly volatile due to various associated risks and uncertainties. For example, the prevalence of such assets is a relatively recent trend, and their long-term adoption by investors, consumers, and businesses is unpredictable. Moreover, their lack of a physical form, their reliance on technology for their creation, existence and transactional validation and their decentralization may subject their integrity to the threat of malicious attacks and technological obsolescence. If we hold digital assets and their values decrease relative to our purchase prices, our financial condition may be harmed.

Moreover, digital assets are currently considered indefinite-lived intangible assets under applicable accounting rules, meaning that any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale, which may adversely affect our operating results in any period in which such impairment occurs. There is no guarantee that future changes in GAAP will not require us to change the way we account for digital assets held by us.

Digital assets, as intangible assets without centralized issuers or governing bodies, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities, as well as human errors or computer malfunctions that may result in the loss or destruction of private keys needed to access such assets. While we intend to take all reasonable measures to secure any digital assets, if such threats are realized or the measures or controls we create or implement to secure our digital assets fail, it could result in a partial or total misappropriation or loss of our digital assets, and our financial condition and operating results may be harmed.

At this time, the regulation of digital assets and NFTs remains in an early stage. The extent to which securities laws or other regulations apply or may apply in the future to such assets is unclear at this time. However, on March 9, 2022, the White House issued an Executive Order on Ensuring Responsible Development of Digital Assets proposing, among other things, regulation of digital assets. Future regulation of such assets may increase our compliance costs or adversely impact our business.

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

Additionally, if such third parties increase their prices, fail to provide their services effectively, terminate their service or agreements or discontinue their relationships with Allied Esports, Allied Esports could suffer service interruptions, reduced revenues, or increased costs, any of which may have a material adverse effect on its business, financial condition, and results of operations.

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

Allied Esports has historically operated at a net loss on a consolidated basis, and there is no guarantee that that it will be able to be profitable.

The historical operations of Allied Esports have resulted in net losses from continuing operations of $15.1 million and $45.8 million for the years ended December 31, 2021 and 2020, respectively. We do not know with any degree of certainty whether or when the consolidated operations of Allied Esports will become profitable. Even if we are able to achieve profitability in future periods, we may not be able to sustain or increase our profitability in successive periods.

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

Growth forecasts included in SEC filings relating to our market opportunities and the expected growth in those markets are subject to significant uncertainty and are based on assumptions and estimates which may prove to be inaccurate. We also plan to operate in a number of foreign markets, and a downturn in any of those markets could have a significant adverse effect on our businesses. Even if these markets meet our size estimate and experiences the forecasted growth, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth should not be taken as indicative of our future growth.

Any actual or perceived failure by us to comply with our privacy policies or legal or regulatory requirements in one or multiple jurisdictions could result in proceedings, actions or penalties against us.

Allied Esports has implemented various features intended to better comply with applicable privacy and security requirements in the collection and use of customer data, but these features do not ensure compliance and may not be effective against all potential privacy and data security concerns. A wide variety of domestic and foreign laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, disposal and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect any personal data, could result in enforcement actions against us, including fines, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could adversely affect our business, operating results, financial performance and prospects.

Evolving and changing definitions of personal data and personal information within the European Union (“EU”), the United States and elsewhere may limit or inhibit our ability to operate or expand our business. In jurisdictions outside of the United States, we may face data protection and privacy requirements that are more stringent than those in place in the United States. We are at risk of enforcement actions taken by certain EU data protection authorities until such point in time that we may be able to ensure that all transfers of personal data to us in the United States from the EU are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. The European General Data Protection Regulation (“GDPR”) may impose additional obligations, costs and risks upon our business. The GDPR may increase substantially the penalties to which we could be subject in the event of any non-compliance. In addition, we may incur substantial expense in complying with the obligations imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

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

Allied Esports publicly posts its privacy policies and practices concerning processing, use and disclosure of the personally identifiable information provided to it by website visitors. Publication of such privacy policies and other statements published that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of actual policies and practices or if actual practices are found to be unfair. Evolving and changing definitions of what constitutes “Personal Information” and “Personal Data” within the EU, the United States and elsewhere, especially relating to classification of IP addresses, machine or device identification numbers, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance relationships that may involve the sharing of data.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new business initiatives in the future could reduce our ability to compete successfully and harm our operating results.

In the future we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we cannot raise capital on acceptable terms, or at all, we may not be able to, among other things:

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

Our future success depends substantially on the continued efforts of our executive officers and key employees. If one or more of our executive officers or key employees are unable or unwilling to continue their services with us, we might not be able to replace them easily, in a timely manner, or at all. Since the esports gaming industry is characterized by high demand and intense competition for talent, we cannot assure you that we will be able to attract or retain qualified staff or other highly skilled employees. If any of our executive officers or key employees terminate their services with us, our business may be severely disrupted, our financial condition and results of operations may be materially and adversely affected and we may incur additional expenses to recruit, train and retain qualified personnel.

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

Global health threats, such as the current COVID-19 pandemic, could have a material adverse effect on our business.

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

The magnitude and duration of the COVID19-pandemic has had a significant adverse effect on the Company. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, such outbreak has caused people to avoid traveling to and attending our events. Allied Esports cancelled or postponed live events, and until Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada reopened on June 25, 2020, Allied Esports was operating online only. Truck events in Europe have been slow to return but the Luxor arena is currently running at full capacity for daily play and weekly tournaments. and, given the positive effects of vaccines on the US and global populations along with relaxed restrictions on travel and social gatherings, we expect that such impacts will be less significant on our future operations and liquidity.

Risks Related to Allied Esports’ Intellectual Property

Allied Esports licensed certain brand names under agreements that have expired and may also be subject to claims of infringement of third-party intellectual property rights.

Allied Esports’s license with a third party to use the names “Esports Arena Las Vegas” and “Esports Arena Drive”, which are part of the branding for its Las Vegas flagship esports arena location and its US-based mobile arena, respectively, ended in July 2021. Although Allied Esports intends to market and promote its esports arenas using intellectual property it owns and controls, and is discontinuing use of such branding, there are no assurances that those efforts will be fruitful and that it will be able to maintain brand awareness once the license expires.

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

General Risk Factors

The Company is a company with cash, investments, and our esports business, which may prove difficult for investors to evaluate our ability to achieve stated business objectives.

As a result of our sale of the WPT business in July 2021, we have disposed of substantially all of our operating assets other than cash, investments and our esports business. The Company recently announced that its Board of Directors has decided to explore strategic options for the esports business in order to maximize its value to stockholders, including a possible sale, and the Company has engaged a financial advisor to assist with the process. If the Company pursues and ultimately completes a sale of the esports business, we would then become a development stage company with no historic operating results. In that situation we would expect to proceed (likely under a new name) as a publicly traded holding company focused on using our cash resources to explore opportunities in online entertainment, including but not limited to, real money gaming and other gaming sectors; however, we do not plan to limit ourselves to any particular industry or geographic location in its efforts to identify prospective target businesses. Currently, however, we have no specific merger, asset acquisition, reorganization or other business combination under consideration or contemplation. We may be unsuccessful in pursuing acquisition targets, or acquisition targets, if acquired, may not prove to have successful operations.

We have no current plans to pay cash dividends on our common stock; as a result, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We have no current plans to pay dividends on our common stock with the proceeds of the WPT sale transaction. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions and other factors that our board of directors may deem relevant. As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

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

According to its SEC filings, Ourgame, through Primo Vital Limited, beneficially owns and controls approximately 35.8% of our outstanding common stock. Primo Vital Limited is entitled to full voting rights with respect to the shares of common stock that it owns. This concentrated ownership enables Ourgame to exert significant influence over all matters requiring stockholder votes, including: the election of directors; mergers, consolidations, acquisitions and other strategic transactions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our Certificate of Incorporation or our bylaws; and our winding up and dissolution. The interests of Ourgame may not always coincide with our interests or the interests of our other stockholders, and Ourgame’s influence may delay, deter or prevent acts that would be favored by us or our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of the Company. Also, Ourgame may seek to cause us to take courses of action that, in its judgment, could enhance its investments in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our shares could decline. In addition, this concentration of share ownership may adversely affect the trading price of our shares because prospective investors may perceive disadvantages in owning shares in a company such as our company with such a significant stockholder.

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

Management identified the following material weaknesses in internal controls as of December 31, 2020, which persist as of December 31, 2021:

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

While interest rates have in recent years been at record low levels, the likely return to increases in interest rates may cause a corresponding decline in demand for equity investments. Any such increase in interest rates or reduction in demand for our common stock resulting from other relatively more attractive investment opportunities may cause the market price of our common stock to decline.

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

Additionally, we have reserved an aggregate of 3,763,305 shares of common stock for issuance under our 2019 Equity Incentive Plan (as amended, the “2019 Plan”). Any common stock that we issue, including under our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our common stockholders. We have filed an effective registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our 2019 Plan. Accordingly, shares registered under such registration statement will be available for sale in the open market upon issuance.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s main offices are licensed and are located at 745 Fifth Avenue, Suite 500, New York, NY 10151. The Company considers this office space adequate for its current office operations. The initial term will expire July 31, 2022, and the Company may continue on a month-to-month basis thereafter.

Allied Esports operates its flagship arena, the HyperX Esports Arena Las Vegas, at the Luxor Casino on the Vegas strip, whose pyramid is one of the most visible landmarks in Las Vegas. This arena has 80 to 100 gaming stations, two bars, food service, private rooms, a production facility, and space for up to 1,000 people for events. The arena is custom-built for esports tournaments and has a broadcast-ready television studio to broadcast live events and produce content. The lease term expires on May 23, 2023 and the Company pays base rent of $125,000 per month.

Item 3. Legal Proceedings

See “Resolution of Expense Reimbursement Claims” set forth in Item 9B of this Annual Report.

The Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business. While the outcome of these disputes, claims, liens and litigation matters cannot be predicted with certainty, after consulting with legal counsel, management does not believe that, except as set forth above, the outcome of these matters, either individually or collectively, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “AESE.”

Holders

On May 20, 2022, there were 30 holders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our future credit facilities and future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of our current or then-existing debt instruments and other factors our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related for the years ended December 31, 2021 and 2020, which are included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K, and other factors that we have not identified.

The Company

Allied Esports Entertainment Inc. (“AESE” or the “Company”) operates a premier public esports and entertainment company, consisting of the Allied Esports business. AESE also operated the World Poker Tour business until AESE sold such business on July 12, 2021.

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

COVID-19 Pandemic. The recent outbreak of the COVID-19 respiratory illness has had an adverse effect on the Company. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, such outbreak has caused people to avoid traveling to and attending our events. Allied Esports and WPT businesses have cancelled or postponed live events, and until Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada reopened on June 25, 2020 these businesses were operating online only. The arena is currently running under a modified schedule for daily play and weekly tournaments, and the WPT business continued to operate primarily online through the date of its sale on July 12, 2021, although live events recently resumed under appropriate health safety protocols. Production of certain content has been temporarily halted. At this time, we cannot determine the full extent of the impact that such outbreak may have on our operations.

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

Discontinued Operations

The World Poker Tour (“WPT”) is an internationally televised gaming and entertainment with brand presence in land-based poker tournaments, television, online and mobile. Leading innovation in the sport of poker since 2002, WPT helped ignite the global poker boom with the creation of a unique television show based on a series of high-stakes poker tournaments.

Sale of WPT Business. On January 19, 2021, the Company and its direct and indirect wholly-owned subsidiaries, Allied Esports Media, Inc. (“Esports Media,” and together with the Company, the “Selling Parties”) and Club Services, Inc. (“CSI”), entered into a Stock Purchase Agreement (the “Original Agreement”) with Element Partners, LLC (“Buyer”), pursuant to which the Selling Parties have agreed to sell 100% of the outstanding capital stock of CSI to Buyer. CSI is the Company’s indirect wholly-owned subsidiary that directly or indirectly owns 100% of the outstanding capital stock of each of the legal entities that collectively operate or engage in the Company’s poker-related business and assets (the “WPT Business”). The sale of CSI is referred to herein as the “Sale Transaction”. The Selling Parties, CSI and Buyer entered into an Amended and Restated Stock Purchase Agreement on March 19, 2021, and thereafter amended such agreement on March 29, 2021 (as amended, the “Stock Purchase Agreement”).

Under the Stock Purchase Agreement, the Buyer agreed to pay Esports Media a total purchase price of $105 million for the stock of CSI (the “base purchase price”) at the closing of the Sale Transaction, as further described below. The base purchase price was adjusted to reflect the amount of CSI’s cash, indebtedness and accrued and unpaid transaction expenses as of the closing of the Sale Transaction. Buyer remitted a $10.0 million advance payment of the base purchase price in connection with the execution of the Stock Purchase Agreement and paid the balance of the base purchase price at the closing of the Sale Transaction.

On July 12, 2021, we consummated the sale of the WPT business for $106.0 million. The Company recorded a gain on the sale of WPT as follows:

Cash consideration for sale of WPT(1)	$106,049,884

Less: book value of assets sold
Cash	3,579,988
Accounts receivable	2,999,352
Restricted cash	100,000
Prepaid expenses and other assets	264,385
Property and equipment, net	1,429,706
Goodwill	4,083,621
Intangible assets, net	10,986,463
Deposits	79,500
Deferred production costs	12,684,054
Net book value of assets sold	36,207,069

Add: liabilities assumed by buyer
Accounts payable	487,579
Accrued expenses and other liabilities	5,567,072
Deferred revenue	1,807,176
Deferred rent	2,619,967
Total liabilities assumed	10,481,794
Less: transaction expenses(2)	2,465,774

Gain on sale of WPT(3)	$77,858,835

(1)	Includes $105,120 of post-closing adjustments
(2)	Includes $1,165,774 of legal and professional fees and $1,300,000 of amounts reimbursed to the Company’s principal stockholder. See Note 7 - Accrued Expense and Other Current Liabilities for additional details
(3)	Management has determined that there are no current federal or state income taxes payable in connection with the sale of WPT, after considering the Company’s tax basis in the stock of WPT, as well as the Company’s projected tax losses for the 2021 tax year.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	For the
	Years Ended
	December 31,		Favorable
(in thousands)	2021	2020	(Unfavorable)

Revenues:
In-person	$4,201	$2,988	$1,213
Multiplatform content	755	223	532
Total Revenues	4,956	3,211	1,745
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	3,689	2,808	(881)
Multiplatform content (exclusive of depreciation and amortization)	387	54	(333)
Online operating expenses	202	187	(15)
Selling and marketing expenses	294	260	(34)
General and administrative expenses	12,851	16,284	3,433
Depreciation and amortization	3,306	3,609	303
Impairment of investment in ESA	-	6,139	6,139
Impairment of property and equipment	-	5,596	5,596
Loss From Operations	(15,773)	(31,726)	15,953
Gain on forgiveness of PPP loans and interest	912	-	912
Other income	69	176	(107)
Conversion inducement expense	-	(5,247)	5,247
Extinguishment loss on acceleration of debt redemption	-	(3,438)	3,438
Interest expense	(268)	(5,549)	5,281
Loss from continuing operations	(15,060)	(45,784)	30,724
Income from discontinued operations
Income from discontinued operations before sale of WPT	67	725	(658)
Gain on sale of WPT	77,859	-	77,859
Income from discontinued operations	77,926	725	77,201
Net income (loss)	$62,866	$(45,059)	$107,925

Revenues

In-person experience revenues increased by approximately $1.2 million, or 41%, to approximately $4.2 million for the year ended December 31, 2021 from approximately $3.0 million for the year ended December 31, 2020. The increase of in-person experience revenues was driven by (a) a $1.9 million increase in event revenue, (b) a $0.1 million increase in ticket and gaming revenue, and (c) a $0.1 million increase in food and beverage revenue, partially offset by a $1.0 million decrease in sponsorship and truck event revenues in Europe. The year-over-year revenue increases in the United States are primarily attributable to the removal of COVID-19 pandemic-related capacity restrictions at the Company’s HyperX Esports Arena in Las Vegas. The Company’s truck events in Europe continue to be negatively impacted by the COVID-19 pandemic, resulting in decreases in sponsorship and other revenues from these events.

Multiplatform content revenues increased by approximately $532 thousand, or 239%, to approximately $755 thousand for the year ended December 31, 2021 from approximately $223 thousand for the year ended December 31, 2020. The increase of multiplatform revenues was driven by a new contract entered into in the second quarter of 2021.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) increased by approximately $0.9 million, or 31%, to approximately $3.7 million for the year ended December 31, 2021 from approximately $2.8 million for the year ended December 31, 2020. The increase of in-person costs is primarily related to the increase of in-person revenues as a result of the removal of COVID-19 pandemic-related capacity restrictions during 2021.

Multiplatform costs (exclusive of depreciation and amortization) increased by approximately $333 thousand, or 617%, to approximately $387 thousand for the year ended December 31, 2021 from approximately $54 thousand for the year ended December 31, 2020. The increase of multiplatform costs was driven by a new contract entered into in the second quarter of 2021.

Online operating expenses increased by approximately $15 thousand, or 8%, to approximately $202 thousand for the year ended December 31, 2021 from approximately $187 thousand for the year ended December 31, 2020.

Selling and marketing expenses increased by approximately $34 thousand, or 13%, to approximately $294 thousand for the year ended December 31, 2021 from approximately $260 thousand for the year ended December 31, 2020.

General and administrative expenses decreased by approximately $3.4 million, or 21%, to approximately $12.9 million for the year ended December 31, 2021 from approximately $16.3 million for the year ended December 31, 2020. Stock-based compensation decreased by approximately $3.2 million primarily due to a $3.6 million stock-based compensation expense in 2020 related to the return of cash held in escrow associated with an escrow agreement with Simon Properties during 2020, in addition, professional fees decreased by approximately $0.6 million, which included higher legal fees in 2020 related to registration costs, trademark matters and discussions around the restructuring of ELC Gaming GMBH. This was slightly offset by a $0.4 million increase in severance pay during the year ended December 31, 2021.

Depreciation and amortization decreased by approximately $303 thousand, or 8%, to approximately $3.3 million for the year ended December 31, 2021, from approximately $3.6 million for the year ended December 31, 2020.

We recorded $6.1 million of impairment of investments during the year ended December 31, 2020, of which $5.0 million was the result of the write-off of our investment in TV Azteca, for which management determined that the future cash flows are not expected to be sufficient to recover the carrying value of this investment, and $1.1 million was related to the impairment of our investment in Esports Arena, LLC. There was no impairment of investments during the year ended December 31, 2021.

Impairment of property and equipment was approximately $0 for the year ended December 31, 2021 as compared to $5.6 million for the year ended December 31, 2020. The impairment resulted from management’s determination that the projected cash flows from our leasehold improvements and software will not be sufficient to recover the carrying value of those assets.

Gain on forgiveness of PPP loans and interest

We recognized a gain on the full forgiveness of the PPP loans and related interest of approximately $912 thousand during the year ended December 31, 2021.

Other income (expense)

Other income decreased by approximately $107 thousand to approximately $69 thousand for the year ended December 31, 2021 from approximately $176 thousand for the year ended December 31, 2020. The decrease is the result of a tax refund received for the year ended December 31, 2020.

Conversion inducement expense

Conversion inducement expense of approximately $5.2 million during the year ended December 31, 2020 resulted from the reduction in the conversion price and the increase in interest payable to induce the conversion of certain convertible debt converted during the period. There was no conversion inducement expense recorded for the year ended December 31, 2021.

Extinguishment loss on acceleration of debt redemption

Extinguishment loss on acceleration of debt redemption of approximately $3.4 million during the year ended December 31, 2020, resulted from the acceleration of monthly payments on the Senior Secured notes that were issued in June 2020. There was no extinguishment loss recorded for the year ended December 31, 2021.

Interest expense

Interest expense was approximately $0.3 million and approximately $5.5 million for the years ended December 31, 2021 and 2020, respectively, representing a decrease of $5.3 million, or 95%. The decrease is a result of the decrease in the principal balance of notes payable and convertible notes outstanding during the period since debt balances were repaid from the proceeds of the sale of WPT.

Results of Discontinued Operations

We recognized income from discontinued operations, net of tax, of approximately $77.9 million and $0.7 million during the year ended December 31, 2021 and 2020, respectively, representing an increase of $77.2 million. The improvement in results from discontinued operations is primarily due to the gain on the sale of the WPT business of approximately $77.9 million, in addition to an increase in revenues from our subscription-based poker service and other online products during the period in response to the COVID-19 pandemic. This was partially offset by bonus expenses and acceleration of stock-based compensation, each in connection with the sale of the WPT business.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital surplus (deficiency) from continuing operations at December 31, 2021 and December 31, 2020, respectively.

	December 31,
(in thousands)	2021	2020
Current Assets	$94,261	$1,605	(1)
Current Liabilities	$5,249	$16,492
Working Capital Surplus (Deficiency)	$89,012	$(14,887)

1)	$5 million in prior year restricted cash included as current assets at December 31, 2020 was reclassed to non-current assets at December 31, 2021.

Our primary sources of liquidity and capital resources are cash on the balance sheet and funds raised through debt or equity financing.

As of December 31, 2021, we had cash of $92.9 million (not including approximately $5 million of restricted cash) and working capital from continuing operations of approximately $89.0 million. For the years ended December 31, 2021 and 2020, we incurred net losses from continuing operations of approximately $15.1 million and $45.8 million, respectively, and used cash in continuing operations of approximately $10.1 million and $5.2 million, respectively. Further, convertible debt and bridge note obligations in the aggregate gross principal amount of $3.4 million that were scheduled to mature on February 23, 2022 but were paid upon the closing of the sale of WPT on July 12, 2021. Cash requirements for our current liabilities include approximately $5.1 million for accounts payable and accrued expenses. Cash requirements for non-current liabilities include approximately $1.9 million for lease payments. The Company intends to meet these cash requirements form its current cash balance.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, the outbreak has caused people to avoid traveling to and attending these events. Allied Esports has cancelled or postponed live events, and before the reopening of Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada on June 25, 2020, the business was operating online only. The arena is currently running at full capacity for daily play and weekly tournaments. We continue to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on our operations, financial position and cash flows, as well as the impact on our employees. The magnitude and duration of the pandemic has had a significant adverse impact on our historical operations and liquidity. Given the positive effects of vaccines where we operate, along with relaxed restrictions on travel and social gatherings, we expect that such impacts will be less significant on our future operations and liquidity.

On July 12, 2021, we completed the sale of the WPT business for an aggregate purchase price of $106.0 million. With the sale of the WPT business, we believe our current cash on hand is sufficient to meet our operating and capital requirements for at least the next twelve months from the date of this Report.

Cash Flows from Operating, Investing and Financing Activities

The tables below summarize cash flows from continuing operations for the years ended December 31, 2021 and 2020, respectively.

	For the Years Ended
	December 31,
(in thousands)	2021	2020
Net cash provided by (used in)
Operating activities	$(10,079)	$(5,174)
Investing activities	$105,858	$(5,507)
Financing activities	$(3,421)	$9,162

Net Cash Used in Operating Activities

Net cash used in operating activities primarily represents the results of operations exclusive of non-cash expenses plus the impact of changes in operating assets and liabilities.

Net cash used in operating activities for the years ended December 31, 2021 and 2020 was approximately $10.1 million and $5.2 million, representing an increase of $4.9 million. During the years ended December 31, 2021 and 2020, the net cash used in operating activities was primarily attributable to the net loss from continuing operations of approximately $15.1 million and $45.8 million, respectively, $3.8 million and $33.9 million, respectively, of net non-cash expenses, and approximately $1.2 million and $6.7 million, respectively, of cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided By (Used in) Investing Activities

Net cash provided by (used in) investing activities primarily relates to cash used for the purchase of property and equipment and other investment activity.

Net cash provided by investing activities during the year ended December 2021 was approximately $105.9 million, which consisted primarily of approximately $106.0 million cash consideration for the sale of WPT, partially offset by approximately $192 thousand of cash used for the purchase of property and equipment.

Net cash (used in) investing activities for the year ended December 31, 2020 was approximately $5.5 million, resulting primarily from approximately $3.7 million of cash used for the return of the Simon Investment, $1.5 million of cash used for our investment in TV Azteca , and $0.4 million used for the purchases of property and equipment.

Net Cash (Used in) Provided by Financing Activities

Net cash (used in) provided by financing activities for the year ended December 31, 2021 was approximately $(3.4) million compared to approximately $9.2 million for the year ended December 31, 2020. Net cash used in financing activities during the year ended December 31, 2021 represented the repayments of bridge loans during the period. During the year ended December 31, 2020, we received approximately $9.0 million of proceeds from the issuance of convertible debt, $7.0 million of proceeds from the sale of our common stock and approximately $0.9 million of proceeds received from loans payable, partially offset by approximately $(7.0) million of convertible debt repayments and $(0.8) million of issuance costs paid in connection with convertible debt.

Cash Flows from Discontinued Operations

Cash held by the WPT business of approximately $3.6 million was sold in connection with the sale of the WPT business. No cash was provided by, or (used in), discontinued operations as of December 31, 2021.

Capital Expenditures

As of December 31, 2021, the Company had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing activities, nor does the Company have any interest in entities referred to as variable interest entities.

Critical Accounting Estimates and Policies

The preparation of financial statements and related disclosures must be in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which it relies are reasonably based upon information available to us at the time that it makes these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 2 – Significant Accounting Policies, in our financial statements included at the end of this Annual Report.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of items that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

We recognize the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement by examining taxing authorities.

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant. The fair value amount of the shares expected to ultimately vest is then recognized over the period for which services are required to be provided in exchange for the award, usually the vesting period. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period that the estimates are revised. We account for forfeitures as they occur.

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

Discontinued Operations

The assets and liabilities of WPT as of December 31, 2020 are classified in the accompanying Consolidated Balance Sheets as “Current assets of discontinued operations,” and “Current liabilities of discontinued operations”. The results of operations of WPT for the period from January 1 through July 12, 2021 and for the year ended December 31, 2020 are included in “Income (loss) from discontinued operations, net of tax provision” in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for private companies and emerging growth companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We expect that the adoption of this ASU will have a material impact on the our consolidated financial statements, primarily as the result of recording right-of-use assets and lease liability obligations for its current operating lease.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to clarify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature model. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, this ASU improves disclosure requirements for convertible instruments and earnings-per-share guidance. The ASU also revises the derivative scope exception guidance to reduce form-over-substance-based accounting conclusions driven by remote contingent events. The amendments in this update are effective for our fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption will be permitted, but no earlier than for fiscal years beginning after December 15, 2020. The adoption of ASU 2020-06 is not expected to have a material impact on our consolidated financial statements or disclosures.

On May 3, 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. We do not expect the adoption of this standard to have a material effect on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While we are continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 will have a material effect, if any, on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In March 2019, the FASB issued ASU 2019-02, which aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. This ASU must be adopted on a prospective basis and is effective for annual periods beginning after December 15, 2020, including interim periods within those years, with early adoption permitted. This standard was adopted on January 1, 2021 and did not have a material impact on our consolidated financial statements or disclosures.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses indicative of many smaller reporting companies, as of December 31, 2020, which persist as of December 31, 2021:

●	inadequate internal controls, including inadequate segregation of duties, over the preparation and review of the consolidated financial statements and untimely annual closings of the books;

●	inadequate information technology general controls as it relates to user access and change management.

The Company has experienced significant organizational change during 2021 and as such, accounting resources are limited. Management is committed to taking action and engaging additional technical accounting and compliance resources to address these material weaknesses. Notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our consolidated financial statements included in the Annual Report on Form 10-K are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of December 31, 2021, as a result of the material weaknesses described above.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, a material weakness in our internal control over financial reporting which resulted from inadequate controls and procedures as they relate to completeness of information reported by certain third parties that process transactions related to specific revenue streams.

Subsequent to the evaluation made in connection with filing our Annual Report on Form 10-K for the year ended December 31, 2020, the Company divested entities comprising the World Poker Tour, including the specific revenue stream that gave rise to the material weakness.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this Report or during the quarter ended December 31, 2021, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Our Second Amended and Restated Certificate of Incorporation provides for a classified Board of Directors in which directors are divided into three classes, designated as Class A, Class B and Class C. Each class serves staggered, three-year terms. The terms of office of our Class A directors will expire at the annual meeting of stockholders to be held in 2023. The terms of office of our Class B directors will expire at the annual meeting of stockholders to be held in 2024. The terms of office of our Class C directors will expire at the annual meeting of stockholders to be held in 2022.

Set forth below are the names and certain information about each of our directors as of the date of this Report. The information presented includes each director’s age, principal occupation and business experience for the past five years and the names of other public companies of which he or she has served as a director during the past five years.

Name	Director Class	Positions and Offices Held	Director Since	Director Term Expires	Age
Lyle Berman	Class A	Co-Chairman, Interim Chief Executive Officer	2019	2023	80

Yangyang Li	Class A	Co-Chairman	2021	2023	43

Benjamin Oehler	Class A	Director	2019	2023	73

Bradley Berman	Class B	Director	2019	2024	50

Joseph Lahti	Class B	Director	2019	2024	61

Jingsheng (Jason) Lu	Class B	Director	2021	2024	43

Guanzhou (Jerry) Qin	Class B	Director	2021	2024	44

Yinghua Chen	Class C	Director, President, Chief Investment Officer and Board Secretary	2020	2022	42

Yushi Guo	Class C	Director	2022	2022	49

Adam Pliska	Class C	Director	2019	2022	49

Libing (Claire) Wu	Class C	Director	2021	2022	45

Name of Director	Principal Occupation, Business Experience For the Past Five Years and Directorships of Public Companies

CLASS A

Lyle Berman

Lyle Berman has served as a director of the Company since May 2017 (when the Company at the time of such election was Black Ridge Acquisition Corp.). Mr. Berman has served as Chairman of the Company from August 2019-December 2021 and since such time has served as co-Chairman. Mr. Berman served as the Company’s President from November 2021 until February 2022, at which time Mr. Berman was appointed and currently serves as the Company’s Interim Chief Executive Officer. Mr. Berman has been a director of Sow Good Inc., f/k/a Black Ridge Oil & Gas, Inc. since October 2016, and is also a director of Golden Entertainment, Inc., Mill City Ventures III, Ltd., Auego Affinity Marketing, Inc., 52 Gaming, LLC, Redstone American Grill, Inc., LubeZone, Inc., Drake’s Organic Spirits, LLC, Foxo Technologies and Sow Good, Inc. Since June 1990, Mr. Berman has been the chairman and chief executive officer of Berman Consulting Corporation, a private consulting firm he founded. Mr. Berman began his career with Berman Buckskin, his family’s leather business, which he helped grow into a major specialty retailer with 27 outlets. After selling Berman Buckskin to W.R. Grace in 1979, Mr. Berman continued as president and chief executive officer and led the company to become one the country’s largest retail leather chains, with over 200 stores nationwide. In 1990, Mr. Berman participated in the founding of Grand Casinos, Inc. Mr. Berman is credited as one of the early visionaries in the development of casinos outside of the traditional gaming markets of Las Vegas and Atlantic City. In less than five years, the company opened eight casino resorts in four states. In 1994, Mr. Berman financed the initial development of Rainforest Cafe. He served as the chairman and chief executive officer from 1994 unti1 2000. In October 1995, Mr. Berman was honored with the B’nai B’rith “Great American Traditions Award.” In April 1996, he received the Gaming Executive of the Year Award; in 2004, Mr. Berman was inducted into the Poker Hall of Fame; and in 2009, he received the Casino Lifetime Achievement Award from Raving Consulting & Casino Journal. In 1998, Lakes Entertainment, Inc. was formed. In 2002, as chairman of the board and chief executive officer of Lakes Entertainment, Inc., Mr. Berman was instrumental in creating the World Poker Tour. Mr. Berman served as the executive chairman of the board of WPT Enterprises, Inc. (later known as Voyager Oil & Gas, Inc. and Emerald Oil, Inc.) from its inception in February 2002 until July 2013. Mr. Berman also served as a director of PokerTek, Inc. from January 2005 until October 2014, including serving as chairman of the board from January 2005 until October 2011. Mr. Berman has a degree in business administration from the University of Minnesota. Mr. Berman is the father of Bradley Berman, one of our directors.

Yangyang Li	Mr. Li has served as a director of the Company since March 2021, and as the Company’s co-Chairman since December 2021. Mr. Li is the current Chairman and an Executive Director of Ourgame International Holdings Limited (“Ourgame”), the beneficial owner of Primo Vital Limited, which is the Company’s largest stockholder, beneficially owning approximately 35.8% of the Company’s outstanding common stock. Mr. Li received a Bachelor of Business Administration from the University of International Business & Economics in Beijing, China. In 2001, Mr. Li served as Assistant President to China Great Wall Industry Corporation. In 2003, Mr. Li founded Business Media China Group (Frankfurt Stock Exchange: BMC) and served as its CEO in 2005, with a market value at the time in excess of 5 billion RMB. Mr. Li served as Chairman of the Board of Directors of Elephant Media Group in 2008. Since 2014, he has served as Chairman of the Board of Directors of World Business Services Union and Choi Shun Investment.

Benjamin Oehler	Benjamin S. Oehler has served as a director of the Company since May 2017 (when the Company at the time of such election was Black Ridge Acquisition Corp.). Mr. Oehler was a director of Sow Good Inc., f/k/a Black Ridge Oil & Gas, Inc., until December 2020, and chairman of its audit committee and compensation committee from February 2011 until December 2020. Mr. Oehler is a Founding Partner of Windward Mark, LLC which advises business owners with regard to strategic planning, owner governance and education, business continuity, legacy, philanthropy and liquidity. Windward Mark LLC is a continuation of Mr. Oehler’s consulting practice at Bashaw Group. Inc. (2007 to 2017) and Linea Capital, LLC (2009 to 2017). From 1999 to 2007, Mr. Oehler was the president and chief executive officer of Waycrosse, Inc., a financial advisory firm for the family owners of Cargill Incorporated. While at Waycrosse, Mr. Oehler was the primary advisor to the five family members who were serving on the Cargill Incorporated board of directors from 1999 to 2006. Mr. Oehler played a key role in two major growth initiatives for Cargill: the merger of Cargill’s fertilizer business into a public company which is now Mosaic, Inc., and the transformation of Cargill’s proprietary financial markets trading group into two major investment management companies: Black River Asset Management, LLC and CarVal Investors, LLC. An investment banker for 20 years, Mr. Oehler’s transaction experience includes public offerings and private placements of debt and equity securities, mergers and acquisitions, fairness opinions and valuations of private companies. Prior to joining Waycrosse, Mr. Oehler was an investment banker for Piper Jaffray. By the time he left Piper Jaffray in 1999, he was group head for Piper Jaffray’s Industrial Growth Team. He has also played a leadership role in a number of corporate buy-outs and venture stage companies, served on corporate and non-profit boards of directors, and has been involved in the creation and oversight of foundations and charitable organizations, as well as U.S. trusts and off-shore entities.

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

CLASS B

Bradley Berman	Bradley Berman has served as a director of the Company since May 2017 (when the Company at the time of such election was Black Ridge Acquisition Corp.). Mr. Berman is the president of King Show Games, Inc., a company he founded in 1998. Mr. Berman has worked in various capacities in casino gaming from 1992 to 2004 for Grand Casinos, Inc. and then Lakes Entertainment, Inc., achieving the position of Vice President of Gaming. Mr. Berman has been the director of Sow Good, Inc. since October 2020. Mr. Berman was a director of Voyager Oil and Gas, Inc. (formerly Ante4 and WPT) and Black Ridge Oil & Gas, Inc. (formerly Ante5). Mr. Berman is the son of Lyle Berman, one of our directors.

Joseph Lahti	Joseph Lahti has served as a director of the Company since May 2017 (when the Company at the time of such election was Black Ridge Acquisition Corp.). Mr. Lahti has been a director of Sow Good, Inc., f/k/a Black Ridge Oil & Gas, Inc., since August 2012. Mr. Lahti is a Minneapolis native and leader in numerous Minnesota business and community organizations. As principal of JL Holdings since 1989, Mr. Lahti has provided funding and management leadership to several early-stage or distressed companies. From 1993 to 2002, he held the positions of chief operating officer, chief financial officer, president, chief executive officer and chairman at Shuffle Master, Inc., a company that provided innovative products to the gaming industry. Mr. Lahti served as a director of PokerTek, Inc., a publicly traded company, from 2008 until it was sold in October 2014 (including serving as chairman of the board from 2012 to 2014), and has since 2018 has been an independent director and chairman of the board of Innealta Capital and Acclivity Capital, investment managers. In 2021 Mr Lahti was named chairman of an early stage company which has created a financial services marketplace for Latin America. Mr Lahti also served as chairman of AF Holdings, Inc, an asset manager, until its sale in October 2018 and remains as CEO of the surviving shareholder representative company until the earn out period ends in 2023. Previously, Mr. Lahti also served on the board of directors of Voyager Oil & Gas, Inc. and Zomax, Inc., and served as the chairman of the board of directors of Shuffle Master, Inc. Through his public company board experience, he has participated on, and chaired, both audit and compensation committees. Mr. Lahti has a Bachelor of Arts degree in Economics from Harvard College.

Jingsheng (Jason) Lu	Jingsheng Lu has served as a director of the Company since April 2021. Mr. Lu is the current Chief Executive Officer and Executive Director of Ourgame and served as an independent director of Ourgame from June 2020 to April 2021. Prior to that, he served as a director of Zhejiang Xiangyuan Culture Co., Ltd.,(“Xiangyuan Culture”), which is a main board listed company in China (Code in Shanghai Stock Exchange: 600576). From 2015 to 2017, he served as co-CEO of Xiamen Xtone Animation Co., Ltd., (“Xtone”), and led the merger of Xtone by Xiangyuan Culture in 2014. He also served as CFO of Beijing International Advertising & Communication Group from 2018 to 2019. He previously served as a senior audit manager at Deloitte China for six years, and at Deloitte US for two years from 2001 to 2010. He is currently a non-practicing certified public accountant in China since 2007, as well as a member of the American Institute of Certified Public Accountants since 2009. He holds a Bachelor of Economics degree from University of International Business and Economics in Beijing, China.

Guanzhou (Jerry) Qin	Mr. Qin brings strong management skills from Fortune 500 companies, hands-on experiences in high-tech startups, and deep experience in finance and accounting. Mr. Qin has served as Finance Director of Content Business at Tencent since February 2020, and served as the Head of Finance at Aibee Inc., a top artificial-intelligence start-up, from September 2018-February 2020. Mr. Qin also served as the Senior Finance Director of the APAC (China, Japan, India and others) for TripAdvisor (Nasdaq: TRIP) from June 2017-August 2018. Mr. Qin also served at the Chief Financial Officer of Glu Mobile, a top mobile game developer, and as a consultant for Andersen/PWC. Mr. Qin received an International MBA from Peking University & Fordham University in 2008 and a Bachelor of Economics, University of International Business & Economics in 2001.

CLASS C

Yinghua Chen	Yinghua Chen has served a director since 2020, and has served as the Company’s Chief Investment Officer since November 2021 and as the Company’s President and Board Secretary since February 2022. Ms. Chen is a Co-Founder of Aupera Technologies, a leading video AI technology company, where she is responsible for corporate financing, business development, and strategic partnership. She has successfully raised multiple rounds of funding for Aupera, including from Silicon Valley giant Xilinx (Nasdaq: XLNX). Prior to this, she served as the Executive Vice President of Anthill Resources, a natural resources investment company in Canada, where she oversaw business operations and investment activities. Ms. Chen is also the former Managing Director of China for The Cavendish Group, a UK B2B media and public relations company. In that role, Ms. Chen built up subscriber networks for over ten vertical industry media products and managed the Group’s strategic relationship with the Boao Forum for Asia. Ms. Chen was also part of the founding team of The Balloch Group, a boutique investment banking firm, later acquired by Canaccord Genuity, where she specialized in financial, pharmaceutical, resources and media industry transactions. Ms. Chen holds an EMBA from the University of Paris I: Panthéon-Sorbonne and a Bachelor of Arts degree from the University of International Business and Economics.

Yushi Guo	Mr. Yushi Guo was appointed as a director of the Company in February 2022, and has broad experience in management consulting, board advisory and entrepreneurship. He is the founder and CEO of PanoSoar Management Technology Co., Ltd, a company that builds technological platforms for small and medium-sized businesses. In 2011, Mr. Guo founded Beijing Panorfinity Consulting Co., Ltd., which offers management consulting, board advisory and executive search services. Prior to founding Beijing Panorfinity Consulting Co., Ltd., Mr. Guo served at a client partner at Korn Ferry International from 2009 - 2011 and Gallup Consulting from 2003 - 2009. Mr. Guo currently serves as an independent non-executive director of Ourgame International Holdings Limited. Mr. Guo holds a Master of Science in Ecology and Bachelor of Science from Beijing Forestry University, and Master of Business Administration from Emory University.

Adam Pliska	Adam Pliska has served as a director since August 2019, and served as the Company’s President from August 2019 until July 2021. He has been with the World Poker Tour since 2003. As President and CEO of WPT, Mr. Pliska has overseen the entire WPT business portfolio, including but not limited to live events, online services, televised broadcasts, and WPT office personnel in Los Angeles, London and Beijing. He is one of the longest serving executives in the poker industry and was named the American Poker Awards Industry Person of the Year for 2014. Under his watch, the WPT has witnessed massive global growth from 14 events to over 60 worldwide on 6 continents, has maintained historic ratings of one of the longest running television shows in US history and has awarded more than a billion dollars over its 18 years. In addition to his position as CEO, Mr. Pliska serves as Executive Producer of the World Poker Tour television show and is the co-writer of the WPT Theme song Rise Above.

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

Libing (Claire) Wu	Libing (Claire) Wu has served as a director of the Company since May 2021, and served as the Company’s Chief Executive Officer and General Counsel from July 2021 until February 18, 2022, and as President from July 2021 until November 2021. Before joining the Company, Ms. Wu was the Vice President and General Counsel of Asia Pacific Capital, Inc, as well as Senior Counsel at the New York law firm Davidoff Hutcher & Citron LLP. Ms. Wu is a graduate of New York University School of Law, New York, USA (Master of Laws in Corporate Law) and a graduate of China University of Political Science and Law, Beijing, China (Master of Laws in Corporate Law). Ms. Wu received a Bachelor of Science Degree in International Economics from Nankai University, Tianjin, China, and an Advanced Professional Certificate in Law and Business from New York University Leonard N. Stern School of Business. Ms. Wu has over 15 years’ experience as a corporate and securities attorney practicing in New York, with extensive legal and business experience in cross-border transactions, U.S. securities regulation, mergers and acquisitions, capital market transactions, as well as corporate structuring and governance.

Our Executive Officers

The following table sets forth certain information concerning our executive officers as of the date of this Report.

Name	Position(s)	Age
Lyle Berman	Interim Chief Executive Officer	80
Yinghua Chen	President, Chief Investment Officer and Board Secretary	42
Roy L. Anderson	Chief Financial Officer	63
Judson Hannigan	Chief Executive Officer of Allied Esports	40

Lyle Berman Interim Chief Executive Officer	Mr. Berman’s biography is included above under the section titled “Our Board of Directors.”

Yinghua Chen, President and Board Secretary	Ms. Chen’s biography is included above under the section titled “Our Board of Directors.”

Roy L. Anderson Chief Financial Officer

Roy L. Anderson is a senior finance executive with deep expertise and experience in financial management and reporting, accounting, internal controls, and risk management. With a focus on Technology, Media and Telecommunications, he has been a strategic and trusted advisor to CEOs, Senior Executives, Board of Directors, and investors in these industries. Most recently, Mr. Anderson was a partner with Mazars USA, an independent member firm of Mazars Group, an international accounting firm servicing clients in over 90 countries worldwide. In this role, Mr. Anderson worked closely with the top executives and investors of companies in the Technology, Media and Telecommunications (TMT) markets ranging from start-ups to companies with multinational/divisional components and revenues in excess of $500 million. As an audit, tax and advisory partner in the TMT Group of Mazars, Mr. Anderson’s clients included companies engaged in online media (B2B and B2C), entertainment, gaming, events, trade shows, digital marketing/advertising, SaaS, eCommerce, AI, lead generation, Tech-enabled services, cybersecurity, and software development. In addition, Mr. Anderson was a key member of Mazars’ SEC Practice Group. For the last several years, Mr. Anderson has been an invited speaker at key media and technology industry conferences, and presented educational webcasts on various technical issues including revenue recognition, share based compensation, and business combinations. A certified public accountant (CPA), he holds a Bachelor of Science degree from Long Island University’s School of Professional Accountancy.

Judson Hannigan CEO of Allied Esports	With more than 15 years of global consulting, marketing and executive experience, Jud Hannigan is a co-founder and CEO of Allied Esports. Prior to co-founding Allied Esports, Mr. Hannigan was a Vice President at Ourgame International. In 2006, Mr. Hannigan founded consulting and trading company Big Turn International in Beijing, serving as Managing Director until 2015, and worked with clients throughout Asia across the Sports and Entertainment, Gaming, Television, Media and Apparel industries. Prior to moving to China in 2006, Mr. Hannigan worked in sales and partnership development for NYC Marketing, an office created by former New York City Mayor Michael Bloomberg, where he developed and executed marketing programs with official city partners and events, including Snapple Beverage Group and the 2005 CMA Awards. Prior to NYC Marketing, Mr. Hannigan served as an intern from 2000 to 2003 in the Corporate and Community Relations division of the New York Yankees’ front office. Mr. Hannigan graduated from the University of Connecticut with a Bachelor of Arts degree in Communications and Journalism and also received a finance and accounting business certificate from Harvard Business School Online.

Family Relationships

Mr. Bradley Berman, one of our directors, is the son of Mr. Lyle Berman, our Co-Chairman and Interim Chief Executive Officer. There are no other family relationships between any of the other directors or executive officers.

INFORMATION REGARDING THE BOARD OF DIRECTORS
AND CORPORATE GOVERNANCE

Board Leadership Structure and Role in Risk Oversight

Lyle Berman and Yangyang Li serve as co-Chairman of our Board of Directors and Lyle Berman currently serves as our Interim Chief Executive Officer. We believe that having co-Chairman of the Board permits our Interim Chief Executive Officer to concentrate his efforts primarily on managing business operations and development. This also allow us to maintain an independent Chairman of the Board who oversees, among other things, communications and relations between our Board of Directors and senior management, consideration by our Board of Directors of the company’s strategies and policies, and the evaluation of our principal executive officers by our Board of Directors.

Committees of the Board of Directors

We have a separately standing audit committee, compensation committee and nominating committee, each of which is comprised of three independent directors. Each of the Company’s committees have a separately adopted charter which is available on the Company’s website at www.alliedesportsent.com.

Audit Committee Information

Our audit committee consists of Benjamin Oehler (chairman), Yushi Guo, Joseph Lahti, Jingsheng (Jason) Lu, and Guanzhou (Jerry) Qin.

The audit committee will, at all times, be composed exclusively of “independent directors,” as defined for audit committee members under the Nasdaq listing standards and the rules and regulations of the SEC, who are “financially literate,” as defined under Nasdaq’s listing standards. Nasdaq’s listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board of Directors has determined that each member of the audit committee satisfies Nasdaq’s definition of financial sophistication, and that Benjamin Oehler qualifies as an “audit committee financial expert” as defined under rules and regulations of the SEC.

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

Nominating and Corporate Governance Committee Information

Yangyang Li (chair), Bradley Berman, Joseph Lahti, Jingsheng (Jason) Lu, and Guanzhou (Jerry) Qin serve as members of our nominating and corporate governance committee. Each member of the nominating and corporate governance committee is independent under the applicable Nasdaq listing standards. The nominating and corporate governance committee has a written charter. The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors.

The guidelines for selecting nominees, which are specified in the nominating and corporate governance committee charter, generally provide that persons to be nominated:

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

The nominating and corporate governance committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating and corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating and corporate governance committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee Information

Our compensation committee consists of Yushi Guo (chair), Bradley Berman, and Yangyang Li.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021, the following filings were delinquent: Form 3 filed by Guanzhou Qin; and Form 4s filed by Lyle Berman (1 transaction), Yinghua Chen (1 transaction), Knighted Pastures, LLC (2 transactions), Yangyang Li (1 transaction), Alexander Misch (1 transaction), Frank Ng (2 transactions), and Adam Pliska (2 forms, 3 transactions).

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

Item 11. Executive Compensation

The following tables set forth information regarding compensation awarded to or earned by our “named executive officers,” which under SEC rules and regulations include (i) all individuals serving as our principal executive officer during fiscal 2021, (ii) our two most highly compensated other individuals who were serving as executive officers at the end of fiscal 2021 and who received total compensation in excess of $100,000, and (iii) up to two additional individuals for whom disclosure would have been required under (ii) but for the fact that they were not serving as executive officers at the end of fiscal 2021. For 2021, our named executive officers were:

●	Kwok Leung Frank Ng, former Chief Executive Officer of Allied Esports Entertainment, Inc.

●	Libing (Claire) Wu, former Chief Executive Officer, President and General Counsel of Allied Esports Entertainment, Inc.

●	Judson Hannigan, Chief Executive Officer of Allied Esports International Inc.

●	Anthony Hung, former Chief Financial Officer

●	Adam Pliska, former President of Allied Esports Entertainment, Inc. and President and CEO of WPT Enterprises, Inc.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)		(f)		(g)	(h)	(i)		(j)
Claire Wu,	2020	-	-	-		-		-	-	-		-
Former Chief Executive Officer	2021	234,848	200,000	160,000	(1)	239,354	(2)	-	-	35,182	(11)	869,384

Kwok Leung Frank Ng,	2020	166,154	-	100,000	(3)	-		-	-	-		266,154
Former Chief Executive Officer	2021	212,354	120,000	1,000,000	(4)	-		-	-	209,744	(5)	1,542,098

Adam Pliska,	2020	395,985	-	211,000	(6)	-		-	-	-		606,985
Former President, CEO of the World Poker Tour	2021	686,902	649,231	-		26,626	(7)	-	-	10,833	(11)	1,373,592

Judson Hannigan,	2020	228,000	-	50,000	(8)	-		-	-	-		278,000
CEO of Allied Esports	2021	285,000	57,000	-		-		-	-	-		342,000

Anthony Hung,	2020	270,750	-	104,750	(9)	-		-	-	-		375,500
Former Chief Financial Officer	2021	191,080	414,750	-		-		-	-	30,692	(10)	636,522

(1)	In connection with Ms. Wu’s appointment as Chief Executive Officer, President and General Counsel to the Company on July 13, 2021, the Company granted to Ms. Wu 80,000 shares of common stock of the Company, which were subject to transfer and forfeiture restrictions that were scheduled to lapse in their entirety on August 16, 2022. The foregoing shares of common stock vested in connection with Ms. Wu’s resignation as Chief Executive Officer and General Counsel on February 18, 2022.
(2)	On May 6, 2021, the Company granted to Ms. Wu ten-year stock options to purchase 40,000 shares of common stock for her director services, which vest in equal annual installments over four years and have an exercise price of $2.48 per share, which represents the Company’s closing stock price on the day prior to the date of grant. In connection with Ms. Wu’s appointment as Chief Executive Officer, President and General Counsel to the Company on July 13, 2021, the Company granted to Ms. Wu ten-year options to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $2.21 per share, that were scheduled to vest in four equal annual installments commencing on the one year anniversary of the grant date. The 200,000 options vested in connection with Ms. Wu’s resignation as Chief Executive Officer and General Counsel on February 18, 2022.
(3)	Pursuant to a Restricted Stock Agreement dated effective August 7, 2020, Mr. Ng was issued 46,083 shares of restricted common stock of the Company, which vested on July 13, 2021 in connection with Mr. Ng’s resignation as the Company’s Chief Executive Officer.
(4)	Pursuant to a Restricted Stock Unit Agreement made effective as of January 19, 2021 (and as amended on July 13, 2021), Mr. Ng was granted restricted stock units having a stated value of $1,000,000 that vest upon the earlier of (i) the sale of substantially all of the assets of the Company’s esports division, or (ii) July 12, 2023. At the time of payment, the Company may elect to pay the $1,000,000 stated value in cash or shares of common stock.
(5)	Pursuant to a Release and Separation Agreement dated July 13, 2021, the Company agreed to pay Mr. Ng severance pay of $400,000 payable over a twelve-month period in connection with Mr. Ng’s resignation as Chief Executive Officer. Mr. Ng received $166,667 of the payable as of December 31, 2021. In addition, Mr. Ng received $43,077 of unused vacation pay upon his resignation.
(6)	Pursuant to a Restricted Stock Agreement dated effective August 7, 2020, Mr. Pliska was issued 11,521 shares of restricted common stock of the Company, which vested upon termination of Mr. Pliska’s employment without “Cause” (as defined in the agreement) in connection with the Company’s sale of the WPT business on July 12, 2021. Additionally, on August 7, 2020, Mr. Pliska was awarded 85,517 shares of common stock for services rendered in 2019.
(7)	On November 11, 2021, the Company granted to Mr. Pliska ten-year stock options to purchase 25,000 shares of common stock for his consulting services, which vest in equal annual installments over four years and have an exercise price of $2.21 per share, which represents the Company’s closing stock price on the day prior to the date of grant.
(8)	Pursuant to a Restricted Stock Agreement dated effective August 7, 2020, Mr. Hannigan was issued 23,042 shares of restricted common stock of the Company, which vested on August 18, 2021.
(9)	Pursuant to a Restricted Stock Agreement dated effective August 6, 2020, Mr. Hung was issued 50,000 shares of restricted common stock of the Company, of which 25,000 shares vested on August 18, 2021 and the remaining 25,000 were forfeited on September 1, 2021 in connection with Mr. Hung’s resignation as the Company’s Chief Financial Officer. Pursuant to a Restricted Stock Agreement dated effective September 24, 2020, Mr. Hung was issued 35,714 shares of restricted common stock of the Company, which vested on August 18, 2021.
(10)	On September 1, 2021 Mr. Hung received $30,692 of unused vacation pay upon his resignation.
(11)	Represents compensation earned for service on the Board of Directors.

In general, Allied Esports and WPT compensated its executive officers through a combination of salary, bonuses and stock or option awards. Bonuses have generally been tied to performance metrics agreed to by the applicable board of directors and if earned, are typically between 10% and 20% of the applicable employee’s annual salary (although in the case of Mr. Pliska, that bonus percentage could be as high as 60% of his annual salary). Both companies offer 401(k) benefits (including, in the case of WPT, a matching contribution of up to 4% of the employee’s annual salary), medical, dental, life insurance and disability coverage, flexible benefit accounts, and an employee assistance program. Both companies also provide vacation and other paid holidays to employees. Other than certain senior-level executives, both companies typically do not enter into employment agreements with their employees.

Frank Ng Employment Agreement

On November 5, 2019, the Company entered into a three-year written employment agreement (effective September 20, 2019) with Frank Ng, as the Company’s Chief Executive Officer. Under the employment agreement, Mr. Ng served as the Company’s Chief Executive Officer and on its Board of Directors (the “Board”). Mr. Ng was entitled to receive an annual base salary of $300,000 and was eligible for annual bonus compensation determined by the Board (the “Bonus Payments”). Mr. Ng was entitled to participate in the Company’s benefit plans that were maintained by the Company and for which he was eligible, including, without limitation, group medical, 401(k), life insurance and other benefit plans.

Under the employment agreement, if Mr. Ng’s employment was terminated by the Company for any reason other than Cause (as defined in the employment agreement), or Mr. Ng resigned as an employee of the Company for Good Reason (as defined in the employment agreement), so long as he signed and did not revoke a release agreement, he would be entitled to receive severance comprised of one-year of his base salary, plus a prorated Bonus Payment to the extent not already paid.

On December 31, 2020, the Company and Frank Ng entered into an amendment to Mr. Ng’s employment agreement pursuant to Mr. Ng’s annual salary was increased to $400,000 per year payable in cash, and that the Company may, but was no longer required to, issue to Mr. Ng any shares of the Company’s common stock as compensation for his services.

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

On July 13, 2021, Frank Ng resigned as Chief Executive Officer of the Company. In connection with his resignation, the Company entered into a Release and Separation Agreement with Mr. Ng (the “Release”) pursuant to which, among other things, Mr. Ng. agreed to provide reasonable assistance to the Company as requested in connection with the Company’s esports division, Mr. Ng released the Company from any and all claims he may have against the Company (subject to certain exclusions), and the Company agreed to provide Mr. Ng with certain separation benefits, including $400,000 (gross) in severance pay payable over a twelve-month period, accelerated vesting of all unvested stock options previously granted to Mr. Ng pursuant to an Option Agreement dated effective November 21, 2019, and accelerated vesting of all unvested shares of restricted stock previously granted to Mr. Ng pursuant to an Executive Restricted Stock Agreement dated August 7, 2020.

In addition, the Release provides for an amendment to the terms of the restricted stock units previously granted to Mr. Ng. pursuant to a Restricted Stock Unit Agreement dated effective January 19, 2021, as amended (the “RSU Agreement”). Under the RSU Agreement, Mr. Ng was entitled to receive $1,000,000 (the “Stated Amount”) upon the earlier of July 12, 2023 (which is the two-year anniversary of the closing date of the Company’s recent sale of Club Services, Inc.), or the termination of Mr. Ng’s employment without cause (as applicable, the “Vesting Date”). At the time of payment, the Company may elect to pay Stated Amount in cash or shares of common stock, or any combination thereof. As amended, the Vesting Date will be deemed to have occurred, and Mr. Ng will be entitled to the payment of the Stated Value prior to July 12, 2023, upon an earlier sale of substantially all of the assets or equity interests comprising the Company’s esports division, as determined in the reasonable discretion of the Company’s Board of Directors; provided that Mr. Ng provides consulting services to the Company through the Vesting Date and no “separation from service,” as defined under Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), occurs prior to such Vesting Date.

The Release contains a provision allowing us to reduce the amount of payments, consideration, compensation and benefits provided for in Release and under all other plans, arrangements and agreements applicable to Mr. Ng to the extent needed for Mr. Ng to avoid paying an excise tax under Code Section 280G, unless Mr. Ng is better off, on an after-tax basis, receiving the full amount of such payments and paying the excise taxes due.

The Release also contains a customary mutual non-disparagement provision.

Adam Pliska Employment Agreement

Adam Pliska, who served as the Company’s President, and currently serves as the President and CEO of the entities comprising the World Poker Tour (the “WPT Entities”), was party to an Executive Engagement Agreement with Ourgame, dated as of January 24, 2018, and amended in June 2018 (the “Pliska Employment Agreement”). Ourgame’s obligations under the Pliska Employment Agreement were assumed by the Company in connection with the Merger that was consummated in August 2019. On April 24, 2020, the Company, Ourgame, Trisara, and Adam Pliska entered into an Assignment and Assumption Agreement (the “Pliska Assignment”) to document the assumption. Effective as of May 1, 2020, Mr. Pliska’s annual salary was reduced by 10% to approximately $377,000 for a six-month period.

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

On December 31, 2020, the Company entered into a Change in Control Agreement with Adam Pliska. Pursuant to this agreement, if Mr. Pliska remained employed by the Company on the occurrence of a “Change in Control” (as such term is defined in the agreement), Mr. Pliska would be entitled to a cash bonus in the amount of $420,000 upon the closing of the Change in Control. Under the agreement, a “Change in Control” would occur if a third party became a beneficial owner of securities of WPT representing 50% or more of the voting power of all of WPT’s then-outstanding securities; or if our Board of Directors approved the sale of all, or substantially all, of the business or assets of WPT or the liquidation or dissolution of WPT, and such transaction is consummated. The sale of the WPT constituted a Change in Control and, as a result, Mr. Pliska received a cash bonus of $420,000 upon the closing of the sale transaction on July 12, 2021.

On July 12, 2021, in connection with the sale of the WPT business by the Company, the Pliska Employment Agreement was amended to replace the Company as a party with Club Services, Inc, a former subsidiary of the Company, resulting in Mr. Pliska’s services being a part of the WPT Business acquired by the buyer in the sale transaction. The amendment further extended the employment term by one year, and the Company was released from all obligations under the Pliska Employment Agreement for periods from and after the closing of the sale transaction.

Libing (Claire) Wu Employment Agreement

In connection with the Company’s appointment of Libing (Claire) Wu as Chief Executive Officer of the Company on July 13, 2021, the Company entered into an employment agreement with Ms. Wu that provided for, among other things, payment to Ms. Wu of an annual base salary equal to $500,000, subject to cost-of-living adjustments applicable to Company employee salaries from time to time. Ms. Wu was eligible to receive an annual incentive bonus of up to 60% of her annual salary, determined at the discretion of the Board of Directors and subject to the attainment of certain Board objectives. Ms. Wu received a $200,000 bonus payable upon commencement of her employment. Ms. Wu was also eligible to participate in the standard employee benefit plans generally available to executive employees of the Company.

Under her employment agreement, if Ms. Wu’s employment was terminated by the Company for any reason other than Cause (as defined in the employment agreement), or Ms. Wu resigned as an employee of the Company for Good Reason (as defined in the employment agreement), so long as she has signed and has not revoked a release agreement, she would be entitled to receive severance in the form of continued base salary payments over a period of 18 months, and the vesting of all of her stock options and restricted stock grants would automatically accelerate.

If payments or benefits provided by the Company to Ms. Wu pursuant to her employment agreement constituted “parachute payments” within the meaning of Section 280G of the Code that would be subject to the excise tax imposed under Section 4999 of the Code (collectively, the “Excise Tax”), the parachute payments would be reduced to an amount such that the aggregate of the parachute payments does not exceed 2.99 times the “base amount,” as defined in Code Section 280G.

The employment agreement provided that that the Company would use its commercially reasonable efforts to cause Ms. Wu to be elected as a member of the Board of Director throughout her term of employment.

On February 18, 2022, Ms. Wu resigned as Chief Executive Officer and General Counsel of the Company. In connection with her resignation, the Company entered into a Separation Agreement and Release with Ms. Wu (the “Separation Agreement”) pursuant to which, among other things, Ms. Wu. released the Company from any and all claims she may have against the Company (subject to certain exclusions), and the Company agreed to provide Ms. Wu with certain separation benefits, including $750,000 (gross) in severance pay payable over an 18-month period, accelerated vesting of 200,000 unvested stock options previously granted to Ms. Wu pursuant to an Option Agreement dated effective July 13, 2021, extended the exercise period to exercise such options to July 13, 2031, respectively, and accelerated vesting of 80,000 shares of restricted stock previously granted to Ms. Wu pursuant to an Executive Restricted Stock Agreement dated July 13, 2021. The Separation Agreement also contains a customary non-disparagement provision.

Jud Hannigan Employment Arrangement

Jud Hannigan, the Chief Executive Officer of Allied Esports International Inc., has an at-will employment arrangement with Allied Esports International, Inc. Mr. Hannigan’s current annual salary is $285,000. Effective as of May 1, 2020, Mr. Hannigan’s annual salary was reduced by 40% to approximately $171,000 for a six-month period. Mr. Hannigan is entitled to annual bonus compensation of up to 40% of his salary as determined by the Board. Mr. Hannigan participates in our employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets applicable eligibility requirements.

New Employment Arrangements

In connection with Mr. Berman’s appointment as Interim Chief Executive Officer, the Company agreed to pay Mr. Berman an annual base salary equal to $300,000, on an at-will employment basis. In connection with Ms. Chen’s appointment as President, the Company agreed to pay Ms. Chen an annual base salary equal to $275,000, on an at-will employment basis.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2021, the Company’s named executive officers had outstanding the following option and/or stock awards:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
(a)	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kwok Leung Frank Ng	20,000	-	-	5.66	9/20/2029	-	-	-	-

Libing (Claire) Wu	-	40,000	-	2.48	5/6/2031	-	-	-	-
	-	200,000	-	2.21	7/13/2031	80,000	160,000	-	-

Judson Hannigan	85,000	85,000	-	4.09	11/21/2029	-	-	-	-

Tony Hung	42,500	-	-	4.09	11/21/2029	-	-	-	-

Adam Pliska	20,000	20,000		5.66	9/20/2029	-	-	-	-
	170,000	-	-	4.09	11/21/2029	-	-	-	-
	-	25,000	-	2.21	11/11/2021	-	-	-	-

Director Compensation

The following table sets forth information regarding the compensation earned for service on our Board of Directors by our directors during the year ended December 31, 2021 (other than our directors included as named executive officers above).

Director Compensation Table
	Fees earned or paid in cash	Stock awards(1)	Option awards(1)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Bradley Berman	59,120	25,000	-	-	-	-	84,120
Lyle Berman	61,620	25,000	53,252	-	-	-	139,872
Yinghua Chen	60,787	25,000	79,878	-	-	-	165,665
Yushi Guo	-	-	-	-	-	-	-
Tae Hyung Steve Kim(6)	46,755	25,000	-	-	-	-	71,755
Ho Min Kim(2)	-	25,000	-	-	-	-	25,000
Joseph Lahti	59,120	25,000	-	-	-	-	84,120
Jerry Lewin(3)	52,642	-	36,444	-	-	-	89,086
Yangyang Li	53,578	-	36,444	-	-	-	90,022
Jingsheng (Jason) Lu	50,558	-	36,444	-	-	-	87,002
Alexander Misch(4)	40,307	-	-	-	-	-	40,307
Benjamin Oehler	61,204	25,000	-	-	-	-	86,204
Guanzhou (Jerry) Qin	2,111	-	-	-	-	-	2,111
Maya Rogers(5)	8,493	25,000	-	-	-	-	33,493

(1)	The amounts shown represent compensation expense recognized for financial statement purposes under ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of the assumptions relating to our valuations of these stock awards and option awards, please see Note 13 to the financial statements included in this Report. These amounts reflect our accounting expense for these stock awards and option awards and do not correspond to the actual value that may be recognized by the directors.
(2)	Mr. Kim resigned from the Board on May 5, 2021.
(3)	Mr. Lewin resigned from the Board on February 18, 2022.
(4)	Mr. Misch resigned from the Board on November 5, 2021.
(5)	Ms. Rogers resigned from the Board on May 5, 2021.
(6)	Mr. Kim resigned from the Board on August 12, 2021.

Director Compensation Program

On July 6, 2021, the Company’s Board of Directors approved the following compensation for non-executive directors: (i) annual $30,000 fee for director services; (ii) annual $10,000 fee for non-chair committee services (capped at $10,000 per director); and (iii) annual $15,000 fee for committee chairs (capped at $15,000 per director). The Company has the option to pay such amounts in cash or stock from the Company’s incentive plan (valued at the closing price of AESE common stock on the trading day immediately prior to issuance), with the current fees payable in cash. The fees are payable monthly by the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The Company maintains a 2019 Equity Incentive Plan. The purpose of the 2019 Equity Incentive Plan is to enable the Company to offer to employees, officers, and directors of, and consultants to, the Company and its subsidiaries whose past, present and/or potential future contributions to the Company and its subsidiaries have been, are or will be important to the success of the Company, an opportunity to share monetarily in the success of and/or acquire an equity interest in the Company. 3,763,305 shares of our common stock have been approved for issuance under the 2019 Equity Incentive Plan, of which 304,904 shares remained available for issuance pursuant to future grants at December 31, 2021.

The 2019 Equity Incentive Plan was approved by our stockholders. The following table sets forth certain information as of December 31, 2021 with respect to securities authorized for issuance under compensation arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,715,000	$3.77	304,904
Equity compensation plans not approved by security holders	—	—	—
Total	2,715,000	$3.77	304,904

Beneficial Ownership

The following table sets forth information with respect to the beneficial ownership of our common stock as of May 20, 2022 by:

●	each person we believe beneficially holds more than 5% of our outstanding common shares (based solely on our review of SEC filings);

●	each of our “named executive officers” as identified in the summary compensation table; and

●	all of our current directors and executive officers as a group.

The number of shares beneficially owned by a person includes shares issuable under options, warrants and other securities convertible into common stock held by that person and that are currently exercisable or that become exercisable within 60 days of May 20, 2022. Percentage calculations assume, for each person and group, that all shares that may be acquired by such person or group pursuant to options, warrants and other convertible securities currently exercisable or that become exercisable within 60 days of May 20, 2022 are outstanding. Nevertheless, shares of common stock that are issuable upon exercise of presently unexercised options, warrants and other convertible securities are not deemed to be outstanding for purposes of calculating the “Percentage of Shares Beneficially Owned” by any other person or any other group.

Except as otherwise indicated in the table or its footnotes, the persons in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

As of May 20, 2022, we had 39,116,907 shares of common stock issued and outstanding.

Name and Address of Beneficial Owners(1)	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Five Percent Stockholders:
Roy Choi(2)	8,244,158	21.0%
Primo Vital Limited(3)	15,112,163	35.8%
Directors and Named Executive Officers:
Roy L. Anderson	—	—
Bradley Berman(4)	82,325	*
Lyle Berman(4)	1,115,459	2.9%
Yinghua Chen(5)	45,302	*
Yushi Guo	—	—
Jud Hannigan(6)	236,725	*
Anthony Hung(7)	30,357	*
Joseph Lahti(4)	82,325	*
Yangyang Li(8)	15,122,163	35.8%
Jingsheng Lu(9)	15,122,163	35.8%
Frank Ng(10)	649,046	1.6%
Benjamin S. Oehler(4)	79,325	*
Adam Pliska(11)	449,862	1.1%
Guanzhou (Jerry) Qin	—	—
Libing (Claire) Wu(12)	290,050	*
All current directors and executive officers, as a group (13 individuals)(13)	17,513,536	41.9%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 745 Fifth Ave, Suite 500, New York, NY 10151. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(2)	Based on a joint Schedule 13D filed on January 29, 2021, as amended on January 20, 2022, by Knighted Pastures LLC and Roy Choi. Includes 190,000 five-year warrants to purchase shares of Company common stock at a price per share of $11.50 that are currently exercisable.
(3)	Based on a joint Schedule 13D filed on September 18, 2019. Includes warrants to purchase 3,125,640 shares of common stock that are currently exercisable.
(4)	Includes options to purchase 20,000 shares of common stock that are exercisable within 60 days after May 20, 2022.
(5)	Includes options to purchase 20,000 shares of common stock that are exercisable within 60 days after May 20, 2022.
(6)	Shares include (i) 90,350 five-year warrants to purchase shares of Company common stock at a price per share of $11.50 issued in the merger with Allied Esports Media, Inc. on August 9, 2019 (the “Merger”), and (ii) options to purchase 42,500 shares of common stock that are exercisable within 60 days after May 20, 2022.

(7)	Mr. Hung resigned as Chief Financial Officer effective September 1, 2021.
(8)	Mr. Li is the current Chairman, and an Executive Director of Ourgame International Holdings Limited (“Ourgame”), the beneficial owner of Primo Vital Limited (“Primo”). Mr. Li may exercise voting and dispositive power over the shares beneficially owned by Primo and disclaims any beneficial ownership in such shares except to the extent of his pecuniary interest in Ourgame. Shares include options to purchase 10,000 shares of common stock that are exercisable within 60 days after May 20, 2022.

(9)	Mr. Lu serves as an executive director and the Chief Executive Officer of Ourgame, the beneficial owner of Primo. Mr. Lu may exercise voting and dispositive power over the shares beneficially owned by Primo and disclaims any beneficial ownership in such shares except to the extent of his pecuniary interest in Ourgame. Shares include options to purchase 10,000 shares of common stock that are exercisable within 60 days after May 20, 2022.

(10)	Mr. Ng. resigned as a director on May 6, 2021 and as the Chief Executive Officer on July 13, 2021. Shares include (i) warrants to purchase 106,233 shares of common stock that are currently exercisable; and (iii) options to purchase 320,000 shares of common stock that are exercisable within 60 days after May 27, 2021.
(11)	Shares include (i) 95,000 shares issuable upon the exercise of warrants to purchase common stock at a price per share of $11.50 issued on August 9, 2019 to Mr. Pliska that are currently exercisable; (ii) 7,024 five-year warrants to purchase shares of Company common stock at a price per share of $11.50 issued on August 9, 2019 that are currently exercisable; (iii) 38,000 warrants issued to The Lipscomb/Viscoli Children’s Trust (the “Trust”), of which Mr. Pliska is trustee, to purchase shares of Company common stock at a price per share of $11.50 that are currently exercisable; and (iv) options to purchase 190,000 shares of common stock that are exercisable within 60 days after May 20, 2022. Mr. Pliska serves as a director of the Company and disclaims any pecuniary interest in the warrants set forth in item (iii).
(12)	Shares options to purchase 210,000 shares of common stock that are exercisable within 60 days after May 20, 2022.

(13)	Consists of shares beneficially owned by our current directors and current executive officers.

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

Transactions with Related Persons

Since January 1, 2021, we have engaged in the following transactions with our directors, executive officers and holders of 5% or more of our voting securities, and affiliates of our directors, executive officers and holders of 5% or more of our voting securities. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

During August 2021, the Company received a $2.3 million expense reimbursement request Ourgame International Holdings Limited (“Ourgame”), the beneficial owner of approximately 35.8% of the Company’s outstanding common stock, related to accounting, finance and legal expenses incurred by Ourgame in connection with the Company’s reverse merger in 2019 and the sale of the WPT business in 2021. Ourgame is subject to the Rules Governing the Listing of Securities on The Stock Exchange of Hong Kong Limited (the “HKEX Rules”), and such transactions required the expenditure of significant expenses by Ourgame to ensure its continued compliance with the HKEX Rules requiring, among other things, convening meetings of its stockholders to obtain stockholder approvals related to such transactions. Ourgame alleged that Ourgame did not previously retain $1,000,000 of bridge loan proceeds to which it remained entitled for reimbursement of expenses incurred by Ourgame in connection with the Company’s reverse merger with Black Ridge Acquisition Corp. in August 2019, pursuant to the terms of the Amendment to Agreement and Plan of Reorganization dated August 5, 2019 among the Company, Ourgame, Noble Link Global Limited and Allied Esports Media, Inc. Ourgame further alleged that former officers of the Company verbally agreed to reimburse expenses incurred by Ourgame in connection with the Company’s sale of the WPT business in July 2021. The Company’s Audit Committee and Board of Directors evaluated the approval, authorization, nature and reasonableness of the costs related to these claims, and discussed resolution of these claims with Ourgame. On April 13, 2022, the Company and Ourgame resolved such claims pursuant to the terms of a settlement agreement in which the Company paid to Ourgame $1.8 million to finally resolve such claims.

Three of our directors are affiliates of Ourgame. Yangyang Li, the co-Chairman of our Board, is the current Chairman, and an executive director of Ourgame. Jingsheng Lu, a director of the Company, is the current Chief Executive Officer and executive director of Ourgame. Yushi Guo, a director of the Company, currently serves as an independent non-executive director of Ourgame. Each of the forgoing directors disclosed to our Board of Directors such positions and abstained from the approval of the settlement agreement by our Board of Directors.

Independence of Directors

Nasdaq listing standards require that a majority of our Board of Directors be “independent directors” as defined by The Nasdaq Marketplace Rules. We currently have seven “independent directors”, Messrs. Bradley Berman, Yushi Guo, Joseph Lahti, Yangyang Li, Jingsheng (Jason) Lu, Benjamin Oehler, and Guanzhou (Jerry) Qin.

Item 14. Principal Accountant Fees and Services

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees billed by Marcum LLP for the years ended December 31, 2021 and 2020.

The following table presents the aggregate fees billed by Marcum LLP for the years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees(1)	$401,125	$284,505
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$401,125	$284,505

(1)	Audit Fees consist of fees for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption Audit Fees above. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(3)	Tax Fees typically consist of fees for tax compliance, tax advice, and tax planning.
(4)	All Other Fees typically consist of fees for permitted non-audit products and services provided.

Pre-Approval Policy

The audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page 55.

(b)	See “Exhibit Index” on page 55.

(c)	Not applicable.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 26, 2022	ALLIED ESPORTS ENTERTAINMENT, INC.

	By:	/s/ Lyle Berman
		Name:	Lyle Berman
		Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lyle Berman	Interim Chief Executive Officer (principal executive officer) and Director	May 26, 2022
Lyle Berman

/s/ Roy Anderson	Chief Financial Officer (principal financial and accounting officer)	May 26, 2022
Roy Anderson

/s/ Yinghua Chen	President, Chief Investment Officer, Board Secretary and Director	May 26, 2022
Yinghua Chen

/s/ Bradley Berman	Director	May 26, 2022
Bradley Berman

/s/ Yushi Guo	Director	May 26, 2022
Yushi Guo

/s/ Joseph Lahti	Director	May 26, 2022
Joseph Lahti

/s/ Yangyang Li	Director	May 26, 2022
Yangyang Li

/s/ Jingsheng (Jason) Lu	Director	May 26, 2022
Jingsheng (Jason) Lu

/s/ Benjamin Oehler	Director	May 26, 2022
Benjamin Oehler

/s/ Adam Pliska	Director	May 26, 2022
Adam Pliska

/s/ Guanzhou (Jerry) Qin	Director	May 26, 2022
Guanzhou (Jerry) Qin

/s/ Libing (Claire) Wu	Director	May 26, 2022
Libing (Claire) Wu

ALLIED ESPORTS ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Allied Esports Entertainment, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allied Esports Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

Melville, New York
May 26, 2022

Allied Esports Entertainment, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2021	2020

Assets
Current Assets
Cash	$92,887,030	$424,223
Accounts receivable	389,040	271,142
Prepaid expenses and other current assets	984,777	909,766
Assets of discontinued operations	-	45,363,817
Total Current Assets	94,260,847	46,968,948
Restricted cash	5,000,000	5,000,000
Property and equipment, net	6,136,893	9,275,729
Intangible assets, net	26,827	30,818
Deposits	379,105	625,000
Total Assets	$105,803,672	$61,900,495
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$341,161	$901,353
Accrued expenses and other current liabilities	2,966,245	1,987,017
Accrued expenses - related party	1,800,000	-
Accrued interest, current portion	-	152,899
Due to affiliates	-	9,433,975
Deferred revenue	141,825	57,018
Bridge note payable	-	1,421,096
Convertible debt, current portion	-	1,000,000
Convertible debt, related party, current portion	-	1,000,000
Loans payable, current portion	-	539,055
Liabilities of discontinued operations	-	9,169,247
Total Current Liabilities	5,249,231	25,661,660
Deferred rent	1,907,634	1,693,066
Accrued interest, non-current portion	-	193,939
Convertible debt, net of discount, non-current portion	-	578,172
Loans payable, non-current portion	-	368,074
Total Liabilities	7,156,865	28,494,911
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
39,116,907 and 38,506,844 shares issued and outstanding
at December 31, 2021 and 2020, respectively	3,912	3,851
Additional paid in capital	197,784,972	195,488,181
Accumulated deficit	(99,411,683)	(162,277,414)
Accumulated other comprehensive income	269,606	190,966
Total Stockholders’ Equity	98,646,807	33,405,584
Total Liabilities and Stockholders’ Equity	$105,803,672	$61,900,495

The accompanying notes are an integral part of these consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2021	2020

Revenues:
In-person	$4,201,259	$2,988,363
Multiplatform content	754,781	222,442
Total Revenues	4,956,040	3,210,805
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	3,688,527	2,808,648
Multiplatform content (exclusive of depreciation and amortization)	386,723	54,256
Online operating expenses	202,396	186,702
Selling and marketing expenses	294,417	259,892
General and administrative expenses	12,850,567	16,283,617
Depreciation and amortization	3,305,895	3,609,480
Impairment of investment in ESA	-	6,138,631
Impairment of property and equipment	-	5,595,557
Total Costs and Expenses	20,728,525	34,936,783
Loss From Operations	(15,772,485)	(31,725,978)
Other Income (Expense):
Gain on forgiveness of PPP loans and interest	912,475	-
Other income, net	68,917	176,015
Conversion inducement expense	-	(5,247,531)
Extinguishment loss on acceleration of debt redemption	-	(3,438,261)
Interest expense	(268,752)	(5,548,583)
Total Other Income (Expense)	712,640	(14,058,360)
Loss from continuing operations	(15,059,845)	(45,784,338)
Income from discontinued operations
Income from discontinued operations before the sale of WPT	66,741	725,508
Gain on sale of WPT	77,858,835	-
Income from discontinued operations	77,925,576	725,508
Net income (loss)	$62,865,731	$(45,058,830)

Basic and Diluted Net (Loss) Income per Common Share
Continuing operations	$(0.39)	$(1.60)
Discontinued operations	$2.00	$0.03

Weighted Average Number of Common Shares Outstanding:
Basic	39,004,317	28,687,361
Diluted	39,004,317	28,687,361

The accompanying notes are an integral part of these consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended
	December 31,
	2021	2020

Comprehensive Income (Loss)
Net Income (Loss)	$62,865,731	$(45,058,830)
Other comprehensive income:
Foreign currency translation adjustments	78,640	54,789
Total Comprehensive Income (Loss)	$62,944,371	$(45,004,041)

The accompanying notes are an integral part of these consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For The Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2020	23,176,146	$2,317	$161,300,916	$136,177	$(117,218,584)	$44,220,826
Common stock issued for cash	758,725	76	4,999,924	-	-	5,000,000
Stock-based compensation:
Common stock issued	64,286	7	128,993	-	-	129,000
Restricted shares issued	199,143	20	(20)	-	-	-
Amortization of stock options	-	-	1,158,173	-	-	1,158,173
Amortization of restricted common stock	-	-	459,220	-	-	459,220
Shares issued upon exercise of put option	1,018,848	102	1,999,898	-	-	2,000,000
Shares issued upon conversion of debt	3,392,857	339	9,998,506	-	-	9,998,845
Beneficial conversion feature associated with convertible debt	-	-	523,636	-	-	523,636
Warrants issued with convertible debt	-	-	1,205,959	-	-	1,205,959
Shares issued for redemption of debt and accrued interest	9,678,840	968	13,217,123	-	-	13,218,091
Shares issued in satisfaction of employee bonus obligations	217,999	22	473,978	-	-	474,000
Disgorgement of short swing profits	-	-	21,875	-	-	21,875
Net loss	-	-	-	-	(45,058,830)	(45,058,830)
Other comprehensive income	-	-	-	54,789	-	54,789
Balance - December 31, 2020	38,506,844	$3,851	$195,488,181	$190,966	$(162,277,414)	$33,405,584
Stock-based compensation:
Common stock issued	126,584	13	199,987	-	-	200,000
Restricted shares issued	80,000	8	(8)	-	-	-
Amortization of stock options	-	-	1,224,699	-	-	1,224,699
Amortization of restricted common stock	-	-	260,433	-	-	260,433
Shares issued for redemption of debt and accrued interest	529,383	53	821,814	-	-	821,867
Shares withheld for employee payroll tax	(100,904)	(10)	(210,137)	-	-	(210,147)
Restricted stock awards forfeited upon resignation of employee	(25,000)	(3)	3	-	-	-
Net income	-	-	-	-	62,865,731	62,865,731
Other comprehensive income	-	-	-	78,640	-	78,640
Balance - December 31, 2021	39,116,907	$3,912	$197,784,972	$269,606	$(99,411,683)	$98,646,807

The accompanying notes are an integral part of these consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$62,865,731	$(45,058,830)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations, net of tax provision	(77,925,576)	(725,508)
Stock-based compensation	1,323,872	5,141,988
Shares withheld for employee payroll tax expense	(210,147)	-
Gain on forgiveness of PPP loans and interest	(912,475)	-
Conversion inducement expense	-	5,247,531
Extinguishment loss on acceleration of debt redemption	-	3,438,261
Change in fair value of warrant liabilities	200	-
Amortization of debt discount	3,646	3,021,033
Non-cash interest expense	45,451	1,193,849
Depreciation and amortization	3,305,895	3,609,480
Impairment of investments	-	6,138,631
Impairment of property and equipment	-	5,595,557
Deferred rent	214,568	531,190
Changes in operating assets and liabilities:
Accounts receivable	(118,710)	361,927
Prepaid expenses and other current assets	(83,875)	185,668
Deposits	245,895	7,963
Accounts payable	(556,783)	687,625
Accrued expenses and other current liabilities	1,087,802	667,263
Accrued interest	(146,894)	(647,959)
Due to affiliates	697,548	5,466,500
Deferred revenue	84,807	(36,220)
Total Adjustments	(72,944,776)	39,884,779
Net Cash Used In Operating Activities	(10,079,045)	(5,174,051)
Cash Flows From Investing Activities
Cash consideration for sale of WPT	106,049,886	-
Return of Simon investment	-	(3,650,000)
Investment in TV Azteca	-	(1,500,000)
Purchases of property and equipment	(191,668)	(355,769)
Purchases of intangible assets	-	(750)
Net Cash Provided By (Used in) Investing Activities	105,858,218	(5,506,519)
Cash Flows From Financing Activities
Proceeds from loans payable	-	907,129
Proceeds from convertible debt	-	9,000,000
Proceeds from disgorgement of short swing profit	-	21,875
Issuance costs paid in connection with convertible debt	-	(766,961)
Repayments of convertible debt	-	(7,000,000)
Repayments of bridge loans	(3,421,096)	-
Proceeds from sale of common stock	-	7,000,000
Net Cash (Used In) Provided By Financing Activities	(3,421,096)	9,162,043

Cash Flows From Discontinued Operations
Operating activities	63,956	(3,083,192)
Investing activities	(17,259)	868,028
Financing activities	-	685,300
Change in cash balance of discontinued operations	3,633,291	1,529,864
Cash sold in connection with sale of WPT	(3,679,988)	-
Net Cash Provided By Discontinued Operations	-	-
Effect of Exchange Rate Changes on Cash	104,730	15,333
Net Increase (Decrease) In Cash And Restricted Cash	92,462,807	(1,503,194)
Cash and restricted cash - Beginning of year	5,424,223	6,927,417
Cash and restricted cash - End of year	$97,887,030	$5,424,223
Cash and restricted cash consisted of the following:
Cash	$92,887,030	$424,223
Restricted cash	5,000,000	5,000,000
	$97,887,030	$5,424,223

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$350,471	$2,095,527

Non-Cash Investing and Financing Activities:
Original issue discount on convertible debt	$-	$600,000
Beneficial conversion feature associated with convertible debt	$-	$523,636
Warrants issued with convertible debt	$-	$1,205,959
Guaranteed interest on convertible debt recorded as debt discount	$-	$1,536,000
Shares issued upon conversion of Bridge Note	$-	$5,000,000
Interest payable on Bridge Note converted to principal	$-	$1,421,096
Non-cash interest on convertible debt recorded as debt discount	$-	$1,664,000
Shares issued for redemption of debt and accrued interest	$821,867	$12,024,243
Forgiveness of amounts due to affiliate	$9,370,261	$-
Shares issued in satisfaction of employee bonus obligations	$-	$474,000

The accompanying notes are an integral part of these consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Background and Basis of Presentation

Allied Esports Entertainment Inc., (“AESE” and formerly known as Black Ridge Acquisition Corp, or “BRAC”) was incorporated in Delaware on May 9, 2017. Allied Esports Entertainment Inc., (“AESE” and together with its subsidiaries “the Company”), operates a public esports and entertainment company, consisting of the Allied Esports business and, prior to the sale of WPT on July 12, 2021 (See Note 3 – Sale of WPT), the World Poker Tour business.

Allied Esports operates through its wholly owned subsidiaries Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”) and ELC Gaming GMBH (“ELC Gaming”). AEII operates global competitive esports properties designed to connect players and fans via a network of connected arenas. ESALV operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. ELC Gaming operates a mobile esports truck in Europe that serves as both a battleground and content generation hub and also operates a studio for recording and streaming gaming events.

AESE’s previous wholly owned subsidiaries, Peerless Media Limited, Club Services, Inc. (“CSI”) and WPT Enterprises, Inc., operated the poker-related business of AESE and are collectively referred to herein as “World Poker Tour” or “WPT”. The World Poker Tour is an internationally televised gaming and entertainment company that has been involved in the sport of poker since 2002 and created a television show based on a series of high-stakes poker tournaments. On January 19, 2021, the Company entered into a stock purchase agreement (as amended and restated, the “SPA”) for the sale of 100% of the capital stock of its wholly owned subsidiary, CSI. CSI owns 100% of each of the legal entities which comprise the World Poker Tour. On July 12, 2021, the Company consummated the sale of the World Poker Tour business (see Note 3 – Sale of WPT for additional information).

As a result of the Company’s sale of WPT, the Consolidated Balance Sheet as of December 31, 2020, the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Income (Loss), and the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, present the results of World Poker Tour as discontinued operations and the related assets and liabilities are presented as assets and liabilities of discontinued operations.

COVID-19 Pandemic. The magnitude and duration of the COVID19 pandemic has had a significant adverse effect on the Company. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, such outbreak has caused people to avoid traveling to and attending our events. Early on, the Allied Esports and WPT businesses had cancelled or postponed live events, and until Allied Esports’ flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada reopened on June 25, 2020 these businesses were operating online only. Truck events in Europe have been slow to return but the Luxor arena is currently running at full capacity for daily play and weekly tournaments. and, given the positive effects of vaccines on the US and global populations along with relaxed restrictions on travel and social gatherings, we expect that such impacts will be less significant on our future operations and liquidity.

Note 2 – Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been derived from the accounting records of AESE and its consolidated subsidiaries. All significant intercompany balances have been eliminated in the consolidated financial statements. The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the accounting rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, the valuation and carrying amount of intangible assets, accounts receivable reserves, the valuation of investments, stock-based compensation, warrants and deferred tax assets, as well as the recoverability and useful lives of long-lived assets, including intangible assets and property and equipment. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

All short-term investments of the Company that have a maturity of three months or less when purchased are considered to be cash equivalents. There were no cash equivalents as of December 31, 2021 or 2020.

Restricted Cash

Restricted cash consists of cash held in an escrow account to be utilized for various approved strategic initiatives and esports event programs pursuant to an agreement with Brookfield Property Partners. See Note 12 – Commitments and Contingencies, Investment Agreements.

Accounts Receivable

Accounts receivable are carried at their contractual amounts. Management establishes an allowance for doubtful accounts based on its historic loss experience and current economic conditions. Losses are charged to the allowance when management deems further collection efforts will not produce additional recoveries. As of December 31, 2021 and 2020, there was no allowance for doubtful accounts.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation using the straight-line method over their estimated useful lives once the asset is placed in service. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; or (b) the remaining lease term (including renewal periods that are reasonably assured). Expenditures for maintenance and repairs which do not extend the economic useful life of the related assets are charged to operations as incurred, and expenditures which extend the economic life are capitalized. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized in the statement of operations for the respective period.

The estimated useful lives of property and equipment are as follows:

Office equipment	3 - 5 years
Computer equipment	3 - 5 years
Production equipment	5 years
Furniture and fixtures	3 - 5 years
Esports gaming truck	5 years
Leasehold improvements	10 years

Intangible Assets

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

During the year ended December 31, 2020, the Company recognized an impairment of $6,138,631 related to certain investments, and an impairment of $5,595,557 related to property and equipment, due to management’s determination that the future cash flows from these assets are not expected to be sufficient to recover their carrying value. No impairment costs were recognized during the year ended December 31, 2021.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Warrant Liabilities

Entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity.

●	Management has determined that its publicly traded warrants (the “public warrants”) are of a form that qualify for equity classification.

●	Management has determined that the common stock purchase warrants issued by the Company on June 8, 2020 in connection with the issuance of convertible notes (the “convertible note warrants”) are of a form that qualify for equity classification.

●	Management has determined that the warrants previously issued to the Company’s sponsor (the “Sponsor Warrants”) contain provisions that change depending on who holds the sponsor warrant. If the Sponsor Warrants are held by someone other than the initial purchasers or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. This feature precludes the Sponsor Warrants from being indexed to the Company’s common stock, and thus the Sponsor Warrants are classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

As of December 31, 2021 and 2020, the fair value of warrant liabilities related to our Sponsor Warrants totaled $3,200 and $3,000, respectively, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. See Note 7 – Accrued Expenses and Other Current Liabilities.

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

The Sponsor Warrants are carried at fair value as of December 31, 2021 and 2020. The Sponsor Warrants are valued using level 3 inputs. The fair value of the Sponsor Warrants is estimated using the Black-Scholes option pricing method. Significant level 3 inputs used to calculate the fair value of the Sponsor Warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a roll forward of the Company’s Level 3 instruments:

Balance, January 1, 2020	$3,000
Change in fair value of sponsor warrants	-
Balance, December 31, 2020	3,000
Change in fair value of sponsor warrants	200
Balance, December 31, 2021	$3,200

The key inputs into the Black-Scholes model at the relevant measurement dates were as follows:

	December 31,
Input	2021	2020
Risk-free rate	0.97%	0.27%
Remaining term in years	2.61	3.61
Expected volatility	46.0%	42.0%
Exercise price	$11.50	$11.50
Fair value of common stock	$1.81	$1.58

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

The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s statements of operations. As of December 31, 2021 and 2020, the Company had no liability for unrecognized tax benefits. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss attributable to the Company by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the potential (a) exercise of outstanding stock options and warrants; (b) the conversion of convertible instruments; and (c) vesting of restricted stock awards.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of December 31,
	2021	2020
Restricted common shares	80,000	199,143
Options	2,415,000	2,430,000
Warrants	20,091,549	20,091,549
Convertible debt	-	439,811	(1)
Equity purchase options	600,000	600,000
Contingent consideration shares(2)	192,308	269,231
	23,378,857	24,029,734

(1)	Common stock equivalents associated with convertible debt were calculated based on the fixed conversion price in effect for voluntary holder conversions; however, for certain convertible notes there is a variable conversion price in effect under certain scenarios that is equal to 87% of lowest daily volume weighted average price over the prior ten days, subject to a $0.734 floor price. If the applicable convertible note principal and guaranteed interest were all converted at the floor price, the potentially dilutive shares related to convertible debt would be 1,154,789 shares.
(2)	Holders who elected to convert their Bridge Note into common stock are entitled to receive contingent consideration shares equal to the product of (i) 3,846,153 shares, multiplied by (ii) that holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after the August 9, 2019 closing date, the last exchange-reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days.

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

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In-person revenue was comprised of the following for the years ended December 31, 2021 and 2020:

	For the Years Ended
	December 31,
	2021	2020
Event revenue	$2,459,613	$574,536
Sponsorship revenue	779,487	1,730,198
Food and beverage revenue	446,202	310,826
Ticket and gaming revenue	480,519	349,526
Merchandising revenue	35,338	22,209
Other revenue	100	1,068
Total in-person revenue	$4,201,259	$2,988,363

Multiplatform revenue

The Company’s multiplatform content revenue is comprised of $754,781 and $222,442 as of December 31, 2021 and 2020, respectively, of distribution revenue. Distribution revenue is generated primarily through the distribution of content to online channels. Any advertising revenue earned by online channels is shared with the Company. The Company recognizes online advertising revenue at the point in time when the advertisements are placed in the video content.

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	For the Years Ended
	December 31,
	2021	2020
Revenues Recognized at a Point in Time:
Event revenue	$2,459,613	$574,536
Distribution revenue	754,781	222,442
Food and beverage revenue	446,202	310,826
Ticket and gaming revenue	480,519	349,526
Merchandising revenue	35,338	22,209
Other revenue	100	1,068
Total Revenues Recognized at a Point in Time	4,176,553	1,480,607

Revenues Recognized Over a Period of Time:
Sponsorship revenue	779,487	1,730,198
Total Revenues Recognized Over a Period of Time	779,487	1,730,198
Total Revenues	$4,956,040	$3,210,805

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of December 31, 2021 and 2020, the Company had contract liabilities of $141,825 and $57,018, respectively, which is included in deferred revenue on the balance sheet.

As of December 31, 2021, all continuing operations’ performance obligations in connection with contract liabilities included within deferred revenue on the prior year consolidated balance sheet have been satisfied. The Company expects to satisfy the remaining performance obligations related to its December 31, 2021 deferred revenue balance within the next twelve months. During the years ended December 31, 2021 and 2020, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Advertising Costs

Advertising costs from continuing operations are charged to operations in the year incurred and totaled $127,612 and $97,840 for the years ended December 31, 2021 and 2020, respectively.

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

During the years ended December 31, 2021 and 2020, 4% and 10%, respectively, of the Company’s revenues from continuing operations were from customers in foreign countries.

During the year ended December 31, 2021, the Company’s three largest customers accounted for 20%, 15%, and 13% of the Company’s consolidated revenues from continuing operations. During the year ended December 31, 2020, the Company’s two largest customer accounted for 41% and 13% of the Company’s consolidated revenues from continuing operations.

As of December 31, 2021, the Company’s four largest customers represented 31%, 29%, 15% and 10%, respectively, of the Company’s accounts receivable. As of December 31, 2020, a single customer represented 74% of the Company’s accounts receivable from continuing operations.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Euro). Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (1.1342 and 1.2264 at December 31, 2021 and 2020, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (1.1830 and 1.1414 for the years ended December 31, 2021 and 2020, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income (loss). Losses of $53,538 and $0 arising from exchange rate fluctuations on transactions denominated in a currency other than the reporting currency for the years ended December 31, 2021 and 2020, respectively, are recognized in operating results in the consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CARES Act

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, amongst other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Pursuant to Accounting Standards Codification Topic (“ASC 740”), the Company recognizes the tax effects of new tax legislation upon enactment. Accordingly, the CARES Act was effective beginning in the quarter ended March 31, 2020. The new tax provisions outlined in the CARES Act have not had a material impact on the Company’s consolidated financial statements.

Discontinued Operations

The assets and liabilities of WPT at December 31, 2020 are classified in the accompanying Consolidated Balance Sheets as “Current assets of discontinued operations,” and “Current liabilities of discontinued operations”. The results of operations of WPT for the period from January 1 through July 12, 2021 and for the year ended December 31, 2020 are included in “(Loss) income from discontinued operations, net of tax provision” in the accompanying Consolidated Statements of Operations.

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications had no effect on previously reported results of operations or loss per share.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for private companies and emerging growth companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects that the adoption of this ASU will have a material impact on the Company’s consolidated financial statements, primarily as the result of recording right-of-use assets and lease liability obligations for its current operating lease.

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

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to clarify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature model. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, this ASU improves disclosure requirements for convertible instruments and earnings-per-share guidance. The ASU also revises the derivative scope exception guidance to reduce form-over-substance-based accounting conclusions driven by remote contingent events. The amendments in this update are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption will be permitted, but no earlier than for fiscal years beginning after December 15, 2020. The adoption of ASU 2020-06 is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

On May 3, 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 will have a material effect, if any, on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In March 2019, the FASB issued ASU 2019-02, which aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. This ASU must be adopted on a prospective basis and is effective for annual periods beginning after December 15, 2020, including interim periods within those years, with early adoption permitted. This standard was adopted on January 1, 2021 and did not have a material impact on the Company’s consolidated financial statements or disclosures.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Sale of WPT

Transaction

During the first quarter of 2021, AESE entered into the SPA to sell the equity interests of its subsidiaries that own and operate its WPT business (the “Sale Transaction”), subject to shareholder and regulatory approvals, for a total base purchase price of $105 million. This base purchase price was adjusted to reflect the amount of CSI’s cash (less cash required to satisfy employee payment obligations), indebtedness and accrued and unpaid transaction expenses as of the closing of the Sale Transaction. The WPT business has been recast as discontinued operations, and the assets and liabilities of WPT are classified as assets and liabilities of discontinued operations. See Note 1 – Background and Nature of Operations.

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

On July 12, 2021, the Company consummated the sale of the WPT business. Immediately prior to the Sale Transaction, WPT forgave $9,370,261 of amounts due from affiliates, which was recorded as an equity transaction on the stand-alone books of WPT and its affiliates and did not have an effect on the consolidated financial statements. The Company recorded a gain on the sale of the WPT business in the amount of $77,858,835, as follows:

Cash consideration for sale of WPT(1)	$106,049,884

Less: book value of assets sold
Cash	3,579,988
Accounts receivable	2,999,352
Restricted cash	100,000
Prepaid expenses and other assets	264,385
Property and equipment, net	1,429,706
Goodwill	4,083,621
Intangible assets, net	10,986,463
Deposits	79,500
Deferred production costs	12,684,054
Net book value of assets sold	36,207,069

Add: liabilities assumed by buyer
Accounts payable	487,579
Accrued expenses and other liabilities	5,567,072
Deferred revenue	1,807,176
Deferred rent	2,619,967
Total liabilities assumed	10,481,794

Less: transaction expenses (2)	2,465,774

Gain on Sale of WPT (3)	$77,858,835

(1)	Includes $105,120 of post-closing adjustments

(2)	Includes $1,165,774 of legal and professional fees and $1,300,000 of amounts reimbursed to the Company’s principal stockholder. See Note 7 - Accrued Expense and Other Current Liabilities for additional details

(3)	Management has determined that there are no current federal or state income taxes payable in connection with the sale of WPT, after considering the Company’s tax basis in the stock of WPT, as well as the Company’s projected tax losses for the 2021 tax year

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Results of Discontinued Operations

Results and net income (loss) from discontinued operations are as follows, reflecting the results and net income (loss) of the WPT business:

	For the Years Ended
	December 31,
	2021(1)	2020

Revenues	$13,017,362	$20,149,042
Operating costs and expenses	13,640,146	19,425,951
(Loss) income from operations	(622,784)	723,091
Other income, net	689,525	2,417
(Loss) income from discontinued operations before the sale of WPT	(66,741)	725,508
Gain on sale of WPT	77,858,835	-
Net income from discontinued operations, before tax	77,925,576	725,508
Income tax	-	-
Income from discontinued operations, net of tax provision	$77,925,576	$725,508

(1)	Through the date of the Sale Transaction on July 12, 2021.

Assets and liabilities held for sale as of December 31, 2020 were classified as current because the Sale Transaction was expected to and did close during 2021. The details are as follows:

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

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Investments

As of December 31, 2021 and 2020, the Company owns a 25% non-voting membership interest in Esports Arena, LLC (“ESA”) and ESA’s wholly owned subsidiary. Because the Company does not have the ability to exercise significant influence over the operating and financial policies of ESA and because the investment doesn’t have a readily determinable market value, the Company elected to account for it using the adjusted cost method. During the second quarter of 2020, the Company recorded an additional impairment charge in the amount of $1,138,631, related to its investment in ESA, in order to reduce the carrying value of the Company’s investment in ESA to $0 at December 31, 2021 and 2020.

The Company paid $3,500,000 to TV Azteca, S.A.B. DE C.V., a Grupo Salinas company (“TV Azteca”) in August 2019, and on March 4, 2020 the Company paid an additional $1,500,000 to TV Azteca in connection with a Strategic Investment Agreement with TV Azteca in order to expand the Allied Esports brand into Mexico. During December 2020, the Company recorded an impairment charge in the amount of $5,000,000, related to the investment in TV Azteca, such that that carrying value of the Company’s investment in TV Azteca is $0 at December 31, 2021 and 2020. (See Note 12 – Commitments and Contingencies, Investment Agreements).

Note 5 – Property and Equipment, net

Property and equipment consist of the following:

	As of December 31,
	2021	2020
Office equipment	$870,394	$868,309
Computer equipment	546,945	495,643
Esports gaming truck	1,222,406	1,222,406
Furniture and fixtures	654,058	654,058
Production equipment	7,919,208	7,841,985
Leasehold improvements	4,678,038	4,645,760
	15,891,049	15,728,161
Less: accumulated depreciation and amortization	(9,754,156)	(6,452,432)
Property and equipment, net	$6,136,893	$9,275,729

During the years ended December 31, 2021 and 2020, depreciation and amortization expense amounted to $3,305,698 and $3,605,539, respectively. During the years ended December 31, 2021 and 2020, the Company recorded impairment expense of $0 and $5,595,557, respectively, related to its property and equipment.

Note 6 – Intangible Assets, net

Intangible assets consist of the following:

	Intellectual Property	Accumulated Amortization	Total
Balance as of January 1, 2020	$36,415	$(2,406)	$34,009
Purchases of intangibles	750	-	750
Amortization expense	-	(3,941)	(3,941)
Balance as of December 31, 2020	37,165	(6,347)	30,818
Amortization expense	-	(3,991)	(3,991)
Balance as of December 31, 2021	$37,165	$(10,338)	$26,827

Weighted average remaining amortization period at December 31, 2021 (in years)	6.7

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Intangible assets consist of the Allied Esports trademarks, which are being amortized over a useful life of 10 years. During the years ended December 31, 2021 and 2020, amortization expense amounted to $3,991 and $3,941, respectively.

Estimated future amortization expense is as follows:

Years Ended December 31,	Amount
2022	$3,991
2023	3,991
2024	3,991
2025	3,991
2026	3,991
Thereafter	6,872
$26,827

Note 7– Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2021	2020
Compensation expense	$2,202,621	$1,010,734
Current portion of deferred rent	198,504	297,874
Event costs	8,874	26,926
Legal and professional fees	368,691	307,135
Warrant liabilities	3,200	3,000
Unclaimed player prizes	-	45,171
Other accrued expenses	172,858	268,751
Other current liabilities	11,497	27,426
Accrued expenses and other current liabilities	$2,966,245	$1,987,017

Accrued expenses, related party(1)	$1,800,000	$-

(1)	Represents amounts accrued to reimburse a principal shareholder for costs incurred in connection with specified Company transactions, including $1,300,000 incurred in connection with the sale of WPT. See Note 12 - Commitments and Contingencies, Principal Shareholder Matter for additional details.

Note 8 – Convertible Debt and Convertible Debt, Related Party

As of December 31, 2020, the Company’s convertible debt consisted of the following:

	December 31, 2020
	Gross Principal Amount	Debt Discount	Convertible Debt, Net of Debt Discount
Convertible debt	$1,000,000	$-	$1,000,000
Convertible debt, related party	1,000,000	-	1,000,000
Senior secured convertible notes	581,818	(3,646)	578,172
Total	2,581,818	(3,646)	2,578,172
Less: current portion	(2,000,000)	-	(2,000,000)
Convertible debt, non-current	$581,818	$(3,646)	$578,172

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Convertible Bridge Notes and Convertible Bridge Notes, Related Party

During 2020, the holder of a $5,000,000 Bridge Note (the “Noteholder”) entered into certain Secured Convertible Note Modification and Conversion Agreements (the “Amendments) pursuant to which the Noteholder converted $2,000,000 of the principal amount of its $5,000,000 Bridge Note into an aggregate of 3,392,857 shares of the Company’s common stock including 1,250,000 shares upon the conversion of $2,000,000 of principal at a reduced conversion price of $1.60 per share, and 2,142,857 shares issued upon the conversion of the remaining principal of $3,000,000 at a reduced conversion price of $1.40 per share. The Company recorded a conversion inducement charge of $5,247,531 as a result of the Amendments, consisting of $4,998,845, representing the value of common stock issued upon conversion in excess of the common stock issuable under the original terms of the $5,000,000 Bridge Note, and $248,686, representing the excess of minimum interest payable pursuant to Amendment 3 over the interest payable pursuant to the original terms of the $5,000,000 Bridge Note. See Note 9 - Bridge Note Payable for additional details. Further, pursuant to the Amendments, minimum interest payable in the amount of $1,421,096 (the “Accrued Interest”) was converted into principal under the Noteholder’s Bridge Note.

On June 8, 2020, the Company paid cash of $8,670,431 in satisfaction of principal in the amount of $7,000,000 and interest in the amount of $1,670,431 owed in connection with other Bridge Notes. Further, on June 8, 2020, the Company and the holders (the “Extending Bridge Noteholders”) of the two remaining Bridge Notes outstanding in the aggregate principal amount of $2,000,000 (together, the “Extended Bridge Notes”), of which principal in the amount of $1,000,000 was owed to the spouse of the Company’s Chief Executive Officer (“CEO”) and Director, entered into a Secured Convertible Note Modification (Extension) Agreement with the Company (together, the “Bridge Note Extensions”) pursuant to which, among other things, the Extending Bridge Noteholders agreed to extend the maturity date of their respective Extended Bridge Notes until February 23, 2022.

On August 13, 2020, the Company paid in cash an aggregate of $425,096 related to interest payable on the Extended Bridge Notes.

The Company repaid all remaining balances owed on the Extended Bridge Notes in full the from the proceeds of the Sale Transaction (see Note 3 – Sale of WPT). There was no balance outstanding on the Extended Bridge Notes and all related debt discount has been fully amortized as of December 31, 2021.

During the year ended December 31, 2021, the Company recorded interest expense of $124,848 related to the Extended Bridge Notes (of which $62,424 was in connection with the Extended Bridge Note owed to the spouse of the Company’s CEO and Director). During the year ended December 31, 2020, the Company recorded interest expense of $1,433,054 (including amortization of debt discount of $166,384). Of the interest expense recorded during the year ended December 31, 2020, $716,527 (including amortization of debt discount of $83,192) was in connection with the Extended Bridge Note owed to the spouse of the Company’s CEO and Director.

Senior Secured Convertible Notes

On June 8, 2020, pursuant to a securities purchase agreement (the “Purchase Agreement”) between the Company and certain accredited investors (the “Investors”), the Company issued two senior secured convertible notes (the “Senior Notes”) with an aggregate principal balance of $9,600,000 and immediately vested five-year warrants to purchase an aggregate 1,454,546 shares of common stock at an exercise price of $4.125 per share for net cash proceeds of $9,000,000. The Senior Notes were secured by the assets of the Company, bore interest at 8% per annum and had a stated maturity date of June 8, 2022, with an aggregate of $1,536,000 of interest guaranteed to be paid to the Investors.

The Senior Notes’ principal and two years of interest were payable in equal monthly installments (the “Monthly Redemption Payment”), commencing on August 7, 2020. Each Monthly Redemption Payment was payable at the Company’s option in cash, or in shares of common stock at a price equal to 87% of the lowest daily volume weighted average price in the 10 days prior to the scheduled payment date (the “Stock Settlement Price”).

Each Investor was permitted to accelerate up to four Monthly Redemption Payments in any calendar month and could elect to have such accelerated Monthly Redemption Payments paid in shares of the Company’s common stock at the Stock Settlement Price of the contemporaneous or immediately prior Monthly Redemption Payment, instead of in cash.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Senior Notes were convertible at each Investor’s option, in whole or in part, and from time to time, into shares of the Company’s common stock (the “Holder Conversion Option” and together, with the Stock Settlement Option, the “ECOs”) at $3.30 per share. The Company determined that the ECOs contained a beneficial conversion feature (“BCF”) in the amount of $523,636, which was credited to additional paid in capital.

Upon the issuance of the Senior Notes, the Company recorded a debt discount at issuance in the aggregate amount $6,296,556, consisting of (i) the $600,000 difference between the aggregate principal amount of the Senior Notes and the cash proceeds received, (ii) the relative fair value of the warrants of $1,205,959 (which were credited to additional paid in capital), (iii) two years’ guaranteed interest of $1,536,000 (credited to interest payable), (iv) the BCF of $523,636 (credited to additional paid in capital), (v) non-cash interest in the amount of $1,664,000, representing the difference between the anticipated issuance date fair value of common stock issued and the Stock Settlement Price, for Monthly Redemption Payments (credited to interest payable), and (vi) financing costs of $766,961. The debt discount was being amortized using the effective interest method over the term of the Senior Notes.

During the year ended December 31, 2020, the Company issued 9,678,840 shares of its common stock, as Monthly Redemption Payments in satisfaction of aggregate amount of $9,018,182 of principal and $1,442,909 of interest payable owed on the Senior Notes as well as $2,757,000 of non-cash interest accrued on the Senior Notes.

During January 2021, the Company issued 529,383 shares of its common stock as Monthly Redemption Payments in full satisfaction of the remaining $821,867 balance owned under the Senior Notes, including (i) principal in the aggregate amount of $581,818, (ii) $93,091 of interest payable owed on the Senior Notes, and (iii) $146,958 of non-cash interest accrued on the Senior Notes.

During years ended December 31, 2021 and 2020, the Company recorded amortization of debt discount of $3,646 and $2,854,649, respectfully, and recorded non-cash interest expense in the amount $46,110 and $1,193,849, respectfully, related to the Senior Notes. During the year ended December 31, 2020, the Company recorded an extinguishment loss of $3,438,261 in connection with the extinguishment of Senior Notes resulting from accelerated Monthly Redemption Payments.

Note 9 – Bridge Note Payable

The Bridge Note Payable of $1,421,096 at December 31, 2020 consists of the Amended Bridge Note (see Note 8 – Convertible Debt and Convertible Debt, Related Party). The Company recorded interest expense of $89,643 and $60,698 during the years ended December 31, 2021 and 2020, respectively, in connection with the Bridge Note. The Company repaid the Bridge Note in full from the proceeds of the Sale Transaction. See Note 3 - Sale of WPT.

Note 10 – Loans Payable

During May 2020, the Company’s continuing operations received aggregate cash proceeds of $907,129 pursuant to two loans (the “PPP Loans”) provided in connection with the Paycheck Protection Program (“PPP”) under the CARES Act. The PPP Loans bore interest at 0.98% per annum. In August 2021, the Company was awarded full forgiveness of the PPP Loans and accrued interest thereon. During the year ended December 31, 2021, the Company recognized a gain on forgiveness of the PPP Loans and accrued interest in the amount of $912,475.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Income Taxes

The Company and its subsidiaries file income tax returns in the United States (federal and California) and Germany.

The U.S. and foreign components of loss before income taxes from continuing operations were as follows:

	For the Years Ended
	December 31,
	2021	2020

United States	$(14,568,373)	$(45,315,394)
Foreign	(491,472)	(468,944)
Loss before income taxes	$(15,059,845)	$(45,784,338)

The income tax provision (benefit) from continuing operations for the years ended December 31, 2021 and 2020 consists of the following:

	For the Years Ended
	December 31,
	2021	2020
Federal
Current	$-	$-
Deferred	(2,857,515)	(7,159,062)
State and local:
Current	-	-
Deferred	(272,144)	(681,815)
Foreign
Current	-	-
Deferred	(66,229)	(63,193)
	(3,195,888)	(7,904,070)
Change in valuation allowance	3,195,888	7,904,070
Income tax provision (benefit)	$-	$-

The reconciliation of the expected tax expense (benefit) based on the U.S. federal statutory rates for 2021 and 2020, respectively, with the actual expense is as follows:

	For the Years Ended
	December 31,
	2021	2020
U.S. Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	6.1%	6.3%
Permanent differences	1.5%	(10.7)%
Untaxed foreign jurisdictions	0.0%	0.0%
Lower taxed foreign jurisdictions	(0.4)%	(0.1)%
Change in deferred taxes	(6.9)%	(0.9)%
Rate change impact	0.0%	1.0%
Change in valuation allowance	(21.3)%	(17.0)%
Other	0.0%	0.4%
Total	0.0%	0.0%

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	As of December 31,
	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards	$13,561,888	$13,022,656
Production costs	272,810	274,355
Investment	5,800,616	2,909,497
Stock-based compensation	730,832	387,410
Capitalized start-up costs	224,682	322,793
Property and equipment	-	1,022,026
Accruals and other	1,674,367	1,252,731
Gross deferred tax assets	22,265,195	19,191,468
Valuation Allowance	(21,258,645)	(19,191,468)
Deferred tax assets, net of valuation allowance	1,006,550	-
Deferred Tax Liabilities:
Property and equipment	(1,006,550)	-
Deferred Tax Liabilities	(1,006,550)	-
Deferred tax assets, net of valuation allowance	$-	$-

As of December 31, 2021, the Company had $57,256,984, $14,681,537 and $4,726,053 of federal, state and foreign net operating loss (“NOL”) carryforwards available to offset against future taxable income. The federal NOL may be carried forward indefinitely. For state, these NOLs will begin to expire in 2038. For the foreign NOLs, these NOLs can be carried forward indefinitely. The federal and state NOL carryovers are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code when there is a greater than 50% ownership change, as determined under the regulations. The Company is not aware that any annual limitations have been triggered. The Company remains subject to the possibility that a future greater than 50% ownership change could trigger annual limitations on the usage of NOLs. For federal income tax purposes, the Company’s future utilization of its NOLs may be limited to 80% of taxable income as provided under Tax Cuts and Jobs Act of 2017.

The Company assesses the likelihood that deferred tax assets will be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2021 and 2020.

The Company’s tax returns remain subject to examination by various taxing authorities beginning with the tax year ended December 31, 2017. No tax audits were commenced or were in process during the years ended December 31, 2021 and 2020.

The Company reviews its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. The Company recognizes liabilities for uncertain tax positions based on a two-step process. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the consolidated financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company has not recognized any liability related to uncertain tax provisions as of December 31, 2021 and 2020.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2021 and December 31, 2020, respectively, and has not recognized interest and/or penalties during the years then ended as there are no material unrecognized tax benefits. Management does not anticipate any material changes to the amount of unrecognized tax benefits within in the next 12 months.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies

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

Principal Shareholder Matter

During August 2021, the Company received a $2.3 million expense reimbursement request from a principal shareholder. The principal shareholder alleged that former officers of the Company verbally agreed to reimburse certain costs of the principal shareholder that were incurred in connection with specified Company transactions. On April 6, 2022, the Company reached a settlement agreement with the principal shareholder in which the Company agreed to reimburse the principal shareholder an aggregate of $1.8 million for the full and final settlement of any and all claims by the principal shareholder.

Operating Leases

Effective on March 23, 2017, Allied Esports entered into a non-cancellable operating lease for 30,000 square feet of event space in Las Vegas, Nevada, for the purpose of hosting Esports activities (the “Las Vegas Lease”). The Arena opened to the public on March 23, 2018 (the “Commencement Date”). Initial lease terms are for minimum monthly payments of $125,000 for 60 months from the Commencement Date with an option to extend for an additional 60 months at $137,500 per month. Additional annual tenant obligations are estimated at $2 per square foot for Allied Esports’ portion of real estate taxes and $5 per square foot for common area maintenance costs.

On November 5, 2020, Allied Esports entered into an amendment of the Las Vegas Lease (the “Amended Las Vegas Lease”), pursuant to which (i) $299,250 of deferred minimum monthly rent and additional rent due under the lease for the period from April 1, 2020 through June 3, 2020 was paid in its entirety by December 31, 2021; (ii) the monthly rent to be paid for the period from June 25 through December 31, 2020 (the “Rent Relief Period) was reduced to an amount equal to 20% of gross sales (excluding food sales) at the event space (the “Percentage Rent”), (iii) the initial term of the lease was extended for two additional months until May 31, 2023, and (iv) the option period to extend the lease was extended to between April 1, 2022 and September 30, 2022 (“the extension period”). Pursuant to the Amended Las Vegas Lease, if the aggregate Percentage Rent during the Rent Relief Period is less than $194,000, Allied Esports must pay the shortfall no later than December 31, 2021. There was no shortfall during the Rent Relief Period. Rent expense incurred during the rent relief period under the Amended Las Vegas Lease was $200,570. The Las Vegas Lease expires on May 31, 2023. However, the Company plans on extending the lease an additional five years and a commitment of $8,250,000.

The Company also leases office and production space in Germany, pursuant to a lease dated August 1, 2020 which expires on July 31, 2023 (the “Germany Lease”). Rent expense under the lease is €4,000 (approximately $4,536 United States dollars) per month. The lease includes an option to extend for an additional three-year term.

The Company’s aggregate rent expense incurred during the years ended December 31, 2021 and 2020 amounted to $1,714,894 and $1,967,967, respectively, of which $1,216,415 and $1,390,093, respectively, is included within in-person costs and $498,480 and $577,874, respectively, is included in general and administrative expenses on the accompanying consolidated statements of operations.

The scheduled future minimum lease payments under the Company’s continuing non-cancellable operating leases are as follows:

Year ending December 31,	Amount

2022	$1,554,432
2023	669,252
$2,223,684

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

AESE is currently the guarantor of WPT’s lease of Irvine, California office space (the “Irvine Lease”). The lease expires on October 1, 2033. Current base rent pursuant to the Irvine Lease is $41,027 per month, increasing to $58,495 per month over the term of the lease.

AESE is no longer the guarantor of WPT’s lease of Los Angeles, California office space (the “LA Lease”).

The Company and the purchaser of WPT are working toward releasing the Company as a guarantor on the Irvine lease.

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

The Simon Agreement and the related Escrow Agreement, as amended, permitted Simon to request the return of any funds remaining in escrow if the parties did not agree on the 2020 spending plan by March 8, 2020. On March 18, 2020, as the COVID-19 pandemic accelerated in the United States, Simon notified the escrow agent that the parties had not agreed on a 2020 spending plan and requested the return of the remaining funds in the escrow account. The escrow agent returned the remaining $3,650,000 to Simon on March 26, 2020. During the year ended December 31, 2020, the Company recorded $3,650,000 of stock-based compensation related to the return of cash held in escrow, which is reflected in general and administrative expense on the accompanying consolidated statements of operations.

Brookfield Partnership

On January 14, 2020, the Company issued 758,725 shares of its common stock to BPR Cumulus LLC, an affiliate of Brookfield Property Partners (“Brookfield”) in exchange for $5,000,000 (the “Purchase Price”) pursuant to a Share Purchase Agreement (the “Brookfield Agreement”). The Purchase Price was placed into escrow and is to be used by the Company or its subsidiaries to develop integrated esports experience venues at mutually agreed upon shopping malls owned and/or operated by Brookfield or any of its affiliates (each, an “Investor Mall”), that will include a dedicated gaming space and production capabilities to attract and to activate esports and other emerging live events (each, an “Esports Venue”). To that end, half of the Purchase Price will be released from escrow to the Company upon the execution of a written lease agreement between Brookfield and the Company for the first Esports Venue, and the other half will be released to the Company upon the execution of a written lease agreement between Brookfield and the Company for the second Esports Venue. Further, pursuant to the Brookfield Agreement, the Company must create, produce, and execute three (3) esports events during each calendar year 2020, 2021 and 2022 that will include the Company’s esports truck at one or more Investor Malls at mutually agreed times. The balance held in escrow as of December 31, 2021 is $5,000,000 and is reflected in restricted cash on the accompanying consolidated balance sheet. As of the date of this document, no additional documents have been drafted or executed between the Company and Brookfield as the parties have agreed not to move forward with any leases until the pandemic has ended.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Former Chief Executive Officer Agreements

On April 24, 2020, the CEO Agreement between the Company and Frank Ng, who served as Chief Executive Officer and director of the Company (“Former CEO”), was amended such that effective May 1, 2020, the Former CEO’s annual salary was reduced by 80% to $60,000 for a six-month period. On September 30, 2020, the Former CEO Agreement was further amended such that effective November 1, 2020, the Former CEO’s annual salary would be $210,000 for a six-month period, and thereafter the initial annual base salary of $300,000 set forth in the Former CEO Agreement would be restored. On December 31, 2020, the Former CEO Agreement was further amended such that Mr. Ng’s annual salary was increased to $400,000 per year payable in cash, and that the Company may, but was no longer required to, issue to Mr. Ng any shares of the Company’s common stock as compensation for his services.

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

Appointment of Chief Executive Officer, President and General Counsel

On July 13, 2021, the Company appointed Libing (Claire) Wu as its Chief Executive Officer, President and General Counsel. The Company entered into an employment agreement (the “Next CEO Agreement”) with Ms. Wu that provides for, among other things, payment to Ms. Wu of an annual base salary equal to $500,000, subject to certain cost-of-living adjustments.

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

The Next CEO Agreement expires automatically on the five-year anniversary of the effective date. However, the Next CEO Agreement may be extended for additional periods of up to one year by the parties’ mutual written agreement at least thirty days prior to expiration of the current term. The Next CEO Agreement can be terminated by the Company or by Ms. Wu prior to expiration.

In the event the Next CEO Agreement is terminated without cause (as described in the Next CEO Agreement) by the Company, or by Ms. Wu for good reason (as described in the Next CEO Agreement), Ms. Wu is entitled to receive severance from the Company equal to eighteen months of base salary, then in effect at the time of termination, payable over an eighteen-month period in equal installments on the Company’s regular pay dates, less applicable taxes and withholdings. Ms. Wu shall also receive any accrued, but unused vacation pay. See Note 14 – Subsequent Events related to the Next CEO’s resignation.

Board of Directors

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

On May 3, 2021, Frank Ng resigned from the Board of Directors (the “Board”). In connection with Mr. Ng’s resignation, the Board permitted the accelerated vesting of 10,000 outstanding options previously issued to Mr. Ng for his director services scheduled to vest on September 19, 2021 and extended the exercise period to exercise 20,000 vested outstanding options issued to Mr. Ng to September 19, 2029.

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

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2020 Cash Bonus Payments

On December 30, 2020, the Company’s Board of Directors authorized the payment of an aggregate of approximately $1,245,000 in cash bonus payments to its employees for services provided during the year 2020, contingent upon the closing of the sale of WPT. During July 2021, cash bonuses of $1,245,000 were paid from the proceeds of the Sale Transaction, of which approximately $674,000 was paid to the employees of WPT and approximately $571,000 was paid to the employees of the Company’s continuing operations.

Change of Control Agreements

On December 30, 2020, the Company’s Board of Directors authorized the Company to enter into an agreement with the Company’s CEO which, upon the closing of a transaction that resulted in a change-in-control of WPT, as defined, would obligate the Company to pay the CEO $1,000,000 upon the earlier of his termination of employment with AESE without cause, as defined, or the two-year anniversary of the closing of the change-in-control transaction. Payment may be made in either cash or shares of AESE common stock (valued at the trailing 10-day volume-weighted-average-price prior to the issuance date), at the Company’s discretion (See Note 13 – Stockholders’ Equity, Restricted Stock Units).

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

Note 13 – Stockholders’ Equity

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

Equity Incentive Plan

On August 9, 2019, the Company’s Equity Incentive Plan (the “Incentive Plan”) was approved by the Company’s stockholders. The Incentive Plan is administered by the Board of Directors, or a committee designated by the Board of Directors to do so. The effective date of the Incentive Plan was December 19, 2018. The Incentive Plan provides the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted common stock awards, restricted common stock unit awards, as well as other stock-based awards that are deemed to be consistent with the purposes of the plan.

On December 30, 2021, the stockholders approved an amendment to the 2019 Equity Incentive Plan (the “Plan”) to increase the number of shares of common stock authorized under the Plan from 3,463,305 shares to 3,763,305 shares. As of December 31, 2021 there were 304,904 shares available under the plan.

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

Common Stock

On January 14, 2020, the Company issued 758,725 shares of its common stock to an investor in exchange for $5,000,000 (the “Purchase Price”) pursuant the Brookfield Agreement (see Note 12 – Commitments and Contingencies, Brookfield Partnership).

On August 6, 2020, the Company issued 50,000 shares of common stock to its Chief Financial Officer. The shares were immediately vested with no restrictions and had a grant date value of $109,000. On September 24, 2020, the Company issued 14,286 shares of common stock to the Chairman of the Board of Directors. The common stock was immediately vested with no restrictions and had a grant date value of $20,000.

 On August 7, 2020, the Company issued 217,999 shares of common stock with a grant date value of $474,000 to certain officers and employees of the Company, in satisfaction of bonus obligations incurred in previous years, which were included in accrued expenses as of December 31, 2019.

On April 29, 2020, the Company issued 3,392,857 shares of its common stock valued at $9,998,845 upon the conversion of $5,000,000 debt (see Note 8 – Convertible Debt and Convertible Debt, Related Party, Convertible Bridge Notes and Convertible Bridge Notes, Related Party).

 During the year ended December 31, 2020, the Company issued 9,678,840 shares of its common stock valued at $13,218,091 for the redemption of $10,461,191 of debt and accrued interest (see Note 8 – Convertible Debt and Convertible Debt, Related Party, Senior Secured Convertible Notes).

In January 2021, the Company issued 529,383 shares of its common stock valued at $821,867 for the redemption of $674,909 of debt and accrued interest (See Note 8 - Convertible Debt and Convertible Debt, Related Party, Senior Secured Convertible Notes).

For the years ended December 31, 2021 and 2020, the Company issued to its non-executive directors an aggregate of 126,584 and 64,286 shares of common stock, respectively, from its 2019 Equity Incentive Plan for their director services to the Company. For the years ended December 31, 2021 and 2020, the Company recognized stock-based compensation of $200,000 and $129,000, respectively, in connection with the issuance of these shares.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock Options

A summary of the option activity during the year ended December 31, 2021 is presented below:

		Weighted Average	Weighted Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2021	2,430,000	$4.15
Granted	510,000	2.29
Exercised	-	-
Expired	-	-
Forfeited	(525,000)	4.27
Outstanding, December 31, 2021	2,415,000	$3.73	7.52	$-

Exercisable, December 31, 2021	1,360,000	$4.08	6.34	$-

Options outstanding and exercisable as of December 31, 2021 are as follows:

Options Outstanding		Options Exercisable
	Outstanding	Weighted	Exercisable
Exercise	Number of	Average Remaining	Number of
Price	Options	Life In Years	Options
$2.11	80,000	8.50	20,000
$2.17	120,000	8.60	120,000
$2.21	350,000	-	-
$2.48	160,000	-	-
$4.09	1,425,000	5.84	1,060,000
$5.66	280,000	7.72	160,000
	2,415,000	6.34	1,360,000

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

 On July 13, 2021, the Company granted ten-year stock options to purchase an aggregate of 200,000 shares of common stock to Ms. Wu. The shares vest in equal annual installments over four years and have an exercise price of $2.21 per share, which represents the Company’s closing stock price on the day prior to the date of grant. The options had an aggregate grant date fair value of $202,910 and are being amortized over the vesting period.

On November 11, 2021, the Company granted ten-year stock options to purchase an aggregate of 150,000 shares of common stock to several of its directors. The shares vest in equal annual installments over four years and have an exercise price of $2.21 per share, which represents the Company’s closing stock price on the day prior to the date of grant. The options had an aggregate grant date fair value of $159,756 and are being amortized into expense over the vesting period.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The grant date value of options granted during the years ended December 31, 2021 and 2020 were calculated using the Black-Scholes option pricing model, with the following assumptions used:

	For the Years Ended
	December 31,
	2021	2020
Risk free interest rate	0.94% - 1.58%	0.55% - 0.69%
Expected term (years)	6.25	6.25
Expected volatility	40% - 46%	38%
Expected dividends	0.00%	0.00%

The weighted average grant date fair value of the stock options granted during the years ended December 31, 2021 and 2020 was approximately $1.00 and $0.80 per share, respectively.

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

For the years ended December 31, 2021 and 2020, the Company recorded $1,224,699 and $1,158,173, respectively, of stock-based compensation expense related to stock options, of which $767,942 and $214,239, respectively, was included in (loss) income from discontinued operations before the sale of WPT on the accompanying consolidated statements of operations. As of December 31, 2021, there was $1,220,881 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the weighted average remaining vesting period of 2.5 years.

Restricted Common Stock

A summary of the non-vested restricted common stock activity during the year ended December 31, 2021 is presented below:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock	Fair Value
Non-vested balance, January 1, 2021	199,143	$2.03
Granted	80,000	2.00
Vested	(174,143)	1.69
Forfeited	(25,000)	2.17
Non-vested balance, December 31, 2021	80,000	$2.00

For the years ended December 31, 2021 and 2020, the Company recorded $260,433 and $459,220, respectively, of stock-based compensation expense related to restricted stock of which $14,848 and $40,165, respectively, was included in (loss) income from discontinued operations before the sale of WPT on the accompanying statements of operations. As of December 31, 2021, there was $99,946 of unrecognized stock-based compensation expense related to restricted stock that will be recognized over the weighted average remaining vesting period of 0.6 years.

During the year ended December 31, 2021, 100,904 shares of common stock valued at $210,147 were withheld by the Company to cover employee payroll tax liabilities in connection with the vesting of restricted stock, including 23,411 shares valued at $50,802 for employee payroll tax liabilities related to restricted stock vested during the year ended December 31, 2020 and 77,493 shares valued at $159,345 for restricted stock vested during the year ended December 31, 2021.

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock Units

On January 19, 2021, the Company entered into a Restricted Stock Unit Agreement with the Former CEO, pursuant to which the Former CEO received restricted stock units having a stated value equal to $1,000,000. The restricted stock units represent the right to receive $1,000,000, contingent upon the closing of the Sale Transaction, which is payable upon the earlier of the two-year anniversary of the closing date of the Sale Transaction (provided that the Former CEO remains continuously employed by the Company through such date), or the termination of the Former CEO’s employment without cause after the closing of the Sale Transaction (as defined in his employment agreement) (as applicable, the “Vesting Date”). At the time of payment, the Company may elect to pay the $1,000,000 award in cash or in shares of common stock valued at the fair market value of our common stock on the Vesting Date, or any combination thereof. All issuances of common stock will be issued from the 2019 Equity Incentive Plan. If payments or benefits provided or to be provided by the Company or its affiliates to the Former CEO pursuant to the agreement or otherwise (“Covered Payments”) constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986 (the “Code”) that would be subject to the excise tax imposed under Section 4999 of the Code (collectively, the “Excise Tax”), payments to be made under the agreement will be reduced to the minimum extent necessary to ensure that no portion of the Covered Payments is subject to the Excise Tax. Pursuant to the Separation Agreement, the Vesting Date was amended to be the earlier of (i) the sale of substantially all of the assets or equity interests comprising the Company’s esports business, or (ii) the two-year anniversary of the sale of CSI (provided that the Former CEO provides consulting services (when, as and if requested) to the Company through such date). The Company recorded a charge to stock-based compensation and a corresponding credit to accrued compensation expense in the amount of $1,000,000 for the year ended December 31, 2021, representing the full amortization of this award because the Company doesn’t expect the Former CEO to provide substantive services (See Note 12 – Commitments and Contingencies – Change of Control Agreements).

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

On June 8, 2020, the Company issued warrants for the purchase of 1,454,546 shares of common stock at $4.13 per share in connection with the issuance of Senior Secured Convertible Notes (See Note 8 – Convertible Debt and Convertible Debt, Related Party, Senior Secured Convertible Notes).

A summary of warrants outstanding and exercisable as of December 31, 2021 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$11.50	Common Stock	18,637,003	2.6	18,637,003
$4.13	Common Stock	1,454,546	3.4	1,454,546
		20,091,549		20,091,549

Allied Esports Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 – Subsequent Events

Resignation of Chief Executive Officer

On February 18, 2022, Libing (Claire) Wu resigned as Chief Executive Officer and General Counsel of the Company. In connection with her resignation, the Company entered into a Separation Agreement and Release with Ms. Wu (the “Release”) pursuant to which, among other things, Ms. Wu released the Company from any and all claims she may have against the Company (subject to certain exclusions), and the Company agreed to provide Ms. Wu with certain separation benefits, including $750,000 (gross) in severance pay payable over an 18-month period, accelerated vesting of 200,000 unvested stock options previously granted to Ms. Wu pursuant to an Option Agreement dated effective July 13, 2021, extended the exercise period to exercise such options to July 13, 2031, respectively, and accelerated vesting of 80,000 shares of restricted stock previously granted to Ms. Wu pursuant to an Executive Restricted Stock Agreement dated July 13, 2021. The Release also contains a customary non-disparagement provision.

Board of Directors

On February 18, 2022, Jerry Lewin resigned as a Class C Director of the Company. In appreciation of Mr. Lewin’s services to the Company as a director, Chair of the Compensation Committee and a member of the Audit Committee, the Company paid to Mr. Lewin $25,000, accelerated vesting of 40,000 unvested stock options previously granted to Mr. Lewin pursuant to an Option Agreement dated effective May 6, 2021, and extended the exercise period of such options to May 6, 2031

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated December 19, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 19, 2018)

2.2	Amendment to Agreement and Plan of Reorganization dated August 5, 2019 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed August 15, 2019)

2.3	Agreement of Merger dated August 9, 2019 between Noble Link Global Limited and Allied Esports Media, Inc (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed August 15, 2019)

2.4	Plan of Merger dated August 9, 2019 between Noble Link Global Limited and Allied Esports Media, Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed August 15, 2019)

2.5	Stock Purchase Agreement dated January 19, 2021 by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 19, 2021)

2.6	Amended and Restated Stock Purchase Agreement dated March 19, 2021 by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 22, 2021)

2.7

Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated March 29, 2021 by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 30, 2021)

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 15, 2019)

3.3	By-laws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed September 22, 2017)

3.4	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 20, 2019)

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 27, 2020)

3.6	Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2020)

4.1	Specimen common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed September 22, 2017)

4.2	Specimen warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed September 22, 2017)

4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed September 22, 2017)

4.4	Form of warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.5 to the Company’s Form S-1/A filed September 22, 2017)

4.5	Rights Agreement, dated October 4, 2017, between the Company and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 5, 2017)

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed March 16, 2020)

4.7	Form of Common Stock Purchase Warrant issued June 8, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 8, 2020)

10.1	Pliska Employment Agreement dated January 24, 2018 (incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.2	Pliska Employment Agreement Amendment dated June 1, 2018 (incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.3	Pliska Employment Agreement Amendment dated December 19, 2018 (incorporated by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K filed August 15, 2019)

10.4	Assignment and Assumption Agreement dated April 24, 2020 among Ourgame International Holdings Limited, Trisara Ventures, LLC, Adam Pliska and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2020)

10.5	Employment Agreement dated September 30, 2019 between Frank Ng and the Company (incorporated yb reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2019)

10.6	Amendment to Employment Agreement dated April 24, 2020 between Frank Ng and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 30, 2020)

10.7	Amendment to Employment Agreement dated September 30, 2020 between Frank Ng and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2020)

10.8	Amendment to Employment Agreement dated December 31, 2020 by and between Allied Esports Entertainment, Inc. and Frank Ng (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2021)

10.9	Restricted Stock Unit Agreement dated January 19, 2021 by and between Allied Esports Entertainment, Inc. and Frank Ng (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2021)

10.10	Change in Control Agreement dated December 31, 2020 by and between Allied Esports Entertainment, Inc. and Adam Pliska (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 19, 2021)

10.11	Release and Separation Agreement dated July 13, 2021 by and between Allied Esports Entertainment, Inc. and Frank Ng (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2021)

10.12	Employment Agreement dated July 13, 2021 by and between Allied Esports Entertainment, Inc. and Libing (Claire) Wu (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 14, 2021)

10.13	Separation Agreement and Release dated February 16, 2022 by and between Libing (Claire) Wu and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2022)

10.14	Release and Non-disparagement Agreement dated March 7, 2022 by and between Jerry Lewin and the Company.*

10.15	Settlement Agreement dated April 15, 2022 by and between Ourgame International Holdings Limited and the Company.*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed March 16, 2020)

21.1	Subsidiaries of Company*

23.1	Consent of Marcum LLP*

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.