Form 10-Q
period 2022-03-31
Allied Esports Entertainment, Inc.
filed 2022-06-24
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(646) 768-4240

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

As of June 15, 2022, 39,116,907 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLIED ESPORTS ENTERTAINMENT, INC

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets
Cash	$90,728,536	$92,887,030
Accounts receivable	889,929	389,040
Prepaid expenses and other current assets	802,317	984,777
Total Current Assets	92,420,782	94,260,847
Restricted cash	5,000,000	5,000,000
Property and equipment, net	5,334,573	6,136,893
Digital assets	218,785	-
Intangible assets, net	25,829	26,827
Deposits	379,105	379,105
Total Assets	$103,379,074	$105,803,672

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$388,209	$341,161
Accrued expenses and other current liabilities, current portion	3,415,998	2,966,245
Accrued expenses - related party	1,800,000	1,800,000
Deferred revenue	365,537	141,825
Total Current Liabilities	5,969,744	5,249,231
Deferred rent	1,891,127	1,907,634
Accrued expenses, non-current portion	208,333	-
Total Liabilities	8,069,204	7,156,865

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 39,116,907 shares issued and outstanding at March 31, 2022 and December 31, 2021	3,912	3,912
Additional paid in capital	198,186,268	197,784,972
Accumulated deficit	(103,162,880)	(99,411,683)
Accumulated other comprehensive income	282,570	269,606
Total Stockholders’ Equity	95,309,870	98,646,807
Total Liabilities and Stockholders’ Equity	$103,379,074	$105,803,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Revenues:
In-person	$2,203,066	501,028
Multiplatform content	208,988	-
Total Revenues	2,412,054	501,028
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	1,810,353	537,867
Multiplatform content (exclusive of depreciation and amortization)	21,133	-
Selling and marketing expenses	69,038	43,934
General and administrative expenses	3,451,870	3,913,022
Depreciation and amortization	808,612	881,959
Total Costs and Expenses	6,161,006	5,376,782
Loss From Operations	(3,748,952)	(4,875,754)
Other Expense:
Other (expense) income, net	(6,707)	55,142
Interest income (expense), net	4,462	(153,106)
Total Other Expense	(2,245)	(97,964)
Loss from continuing operations	(3,751,197)	(4,973,718)
Income from discontinued operations, net of tax provision	-	1,637,042
Net loss	$(3,751,197)	$(3,336,676)

Basic and Diluted Net Loss (Income) per Common Share
Continuing operations	$(0.10)	$(0.13)
Discontinued operations, net of tax	$-	$0.04

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	39,064,463	38,963,668

Comprehensive Loss
Net Loss	$(3,751,197)	$(3,336,676)
Other comprehensive (loss) income:
Foreign currency translation adjustments	12,964	25,336
Total Comprehensive Loss	$(3,738,233)	$(3,311,340)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For The Three Months Ended March 31 2022 and 2021

(unaudited)

	For The Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2022	39,116,907	$3,912	$197,784,972	$269,606	$(99,411,683)	$98,646,807
Stock-based compensation:
Restricted common stock	-	-	82,345	-	-	82,345
Stock options	-	-	318,951	-	-	318,951
Net loss	-	-	-	-	(3,751,197)	(3,751,197)
Other comprehensive loss	-	-	-	12,964	-	12,964
Balance - March 31, 2022	39,116,907	$3,912	$198,186,268	$282,570	$(103,162,880)	$95,309,870

	For The Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2021	38,506,844	$3,851	$195,488,181	$190,966	$(162,277,414)	$33,405,584
Stock-based compensation:
Common stock	126,584	13	199,987	-	-	200,000
Restricted common stock	-	-	80,006	-	-	80,006
Stock options	-	-	282,999	-	-	282,999
Shares issued for redemption of debt and accrued interest	529,383	53	821,814	-	-	821,867
Net loss	-	-	-	-	(3,336,676)	(3,336,676)
Other comprehensive income	-	-	-	25,336	-	25,336
Balance - March 31, 2021	39,162,811	$3,917	$196,872,987	$216,302	$(165,614,090)	$31,479,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(3,751,197)	$(3,336,676)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Income from discontinued operations, net of tax provision	-	(1,637,042)
Stock-based compensation	401,296	643,148
Digital currency received as revenue	(177,946)	-
Change in fair value of warrant liabilities	1,300	36,300
Amortization of debt discount	-	3,646
Expenses paid on behalf on WPT	-	(136,329)
Depreciation and amortization	808,612	881,959
Deferred rent	(16,507)	(14,076)
Changes in operating assets and liabilities:
Accounts receivable	(501,657)	207,921
Prepaid expenses and other current assets	180,703	286,932
Accounts payable	47,343	190,440
Accrued expenses and other current liabilities	658,810	235,544
Accrued interest	-	149,460
Due to affiliates	-	2,534,402
Deferred revenue	224,498	41,885
Total Adjustments	1,626,452	3,424,190
Net Cash (Used In) Provided By Operating Activities	(2,124,745)	87,514
Cash Flows From Investing Activities
Deposit for sale of WPT	-	10,000,000
Investment in digital assets	(41,026)	-
Purchases of property and equipment	(9,446)	(10,203)
Net Cash (Used In) Provided By Investing Activities	(50,472)	9,989,797
Cash Flows From Discontinued Operations
Operating activities	-	(974,601)
Investing activities	-	1,013,683
Financing activities	-	(685,300)
Change in cash balance of discontinued operations	-	646,218
Net Cash Provided By Discontinued Operations	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Effect of Exchange Rate Changes on Cash	16,723	41,482

Net (Decrease) Increase In Cash And Restricted Cash	(2,158,494)	10,118,793
Cash and restricted cash - Beginning of period	97,887,030	5,424,222
Cash and restricted cash - End of period	$95,728,536	$15,543,015

Cash and restricted cash consisted of the following:
Cash	$90,728,536	$10,543,015
Restricted cash	5,000,000	5,000,000
	$95,728,536	$15,543,015

Non-Cash Investing and Financing Activities:
Shares issued for redemption of debt and accrued interest	$-	$821,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

Allied Esports Entertainment Inc. (“AESE” and together with its subsidiaries, “the Company”) operates a public esports and entertainment company, consisting of the Allied Esports business and, until the sale of World Poker Tour (“WPT”) on July 12, 2021, the World Poker Tour business. Allied Esports operates through its wholly owned subsidiaries Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”) and ELC Gaming GMBH (“ELC Gaming”). AEII operates global competitive esports properties designed to connect players and fans via a network of connected arenas. ESALV operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. ELC Gaming operates a mobile esports truck that serves as both a battleground and content generation hub and also operates a studio for recording and streaming gaming events.

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

On January 19, 2021, the Company entered into a stock purchase agreement (as amended and restated, the “SPA”) for the sale of 100% of the capital stock of its wholly owned subsidiary, CSI. CSI owns 100% of each of the legal entities which comprise World Poker Tour. On July 12, 2021, the Company consummated the sale of the World Poker Tour business. As the result of the Company’s sale of WPT, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021, present the results and accounts of World Poker Tour as discontinued operations.

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

Risks and Uncertainties

At this time, the regulation of digital assets, blockchain and NFTs remains in an early stage. The extent to which securities laws or other regulations apply or may apply in the future to such assets is unclear at this time. However, on March 9, 2022, the White House issued an Executive Order on Ensuring Responsible Development of Digital Assets proposing, among other things, regulation of digital assets. Future regulation of such assets may increase our compliance costs or adversely impact our business.

Note 2 – Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2022, and for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of AESE, WPT and Allied Esports and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on May 26, 2022.

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

Warrants previously issued to the Company’s sponsor (the “Sponsor Warrants”) are classified as a liability measured at fair value. As March 31, 2022 and December 31, 2021, the fair value of warrant liabilities related to our Sponsor Warrants totaled $4,500 and $3,200, respectively, which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. See Note 3 – Accrued Expenses and Other Current Liabilities. The Sponsor Warrants are valued using level 3 inputs. The fair value of the Sponsor Warrants is estimated using the Black-Scholes option pricing method. Significant level 3 inputs used to calculate the fair value of the Sponsor Warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The following is a roll forward of the Company’s Level 3 instruments:

Balance, January 1, 2022	$3,200
Change in fair value of sponsor warrants	1,300
Balance, March 31, 2022	$4,500

The key inputs into the Black-Scholes model at the relevant measurement dates were as follows:

	March 31,	December 31,
Input	2022	2021
Risk-free rate	2.44%	0.97%
Remaining term in years	2.36	2.61
Expected volatility	51.0%	46.0%
Exercise price	$11.50	$11.50
Fair value of common stock	$1.73	$1.81

Net (Loss) Income per Common Share

Basic (loss) income per common share is computed by dividing net (loss) income attributable to the Company by the weighted average number of common shares outstanding during the period. Diluted (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the potential (a) exercise of outstanding stock options, warrants and equity purchase options; (b) the conversion of convertible instruments; (c) vesting of restricted stock awards; (d) and receipt of contingent consideration shares.

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss - continuing operations	$(3,751,197)	$(4,973,718)
Net income - discontinued operations	$-	$1,637,042

Denominator:
Weighted-average common shares outstanding	39,116,907	39,162,811
Less: weighted-averages unvested restricted shares	(52,444)	(199,143)
Denominator for basic and diluted net loss per share	$39,064,463	$38,963,668

Basic and Diluted Net (Loss) Income per Common Share
Continuing operations	$(0.10)	$(0.13)
Discontinued operations, net of tax	$-	$0.04

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2022	2021
Restricted common shares	-	199,143
Options	2,415,000	2,430,000
Warrants	20,091,549	20,091,549
Convertible debt	-	235,294
Equity purchase options	600,000	600,000
Contingent consideration shares (1)	192,308	269,231
	23,298,857	23,825,217

(1)	Holders who elected to convert their Bridge Note into common stock are entitled to receive contingent consideration shares equal to the product of (i) 3,846,153 shares, multiplied by (ii) that holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after the August 9, 2019 closing date, the last exchange-reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days.

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

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

In-person revenue was comprised of the following for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Event revenue	$536,597	$110,441
Sponsorship revenue	1,326,250	244,294
Food and beverage revenue	201,318	70,704
Ticket and gaming revenue	117,779	68,644
Merchandising revenue	21,122	6,945
Total in-person revenue	$2,203,066	$501,028

Multiplatform revenue

Multiplatform revenue was comprised of the following for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
NFT revenue	$208,758	$-
Distribution revenue	230	-
Total multiplatform revenue	$208,988	$-

The Company’s NFT revenue was generated from the sale of non-fungible tokens (NFTs). The Company’s NFTs exist on the Ethereum Blockchain under the Company’s EPICBEAST brand, a digital art collection of 1,958 unique beasts inspired by past and present e-sport games. The Company uses the NFT exchange, OpenSea, to facilitate its sales of NFTs. The Company, through OpenSea, has custody and control of the NFT prior to the delivery to the customer and records revenue at a point in time when the NFT is delivered to the customer and the customer pays. The Company has no obligations for returns, refunds or warranty after the NFT sale.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The Company also earns a royalty of up to 10% of the sale price when an NFT is resold by its owner in a secondary market transaction. The Company recognizes this royalty as revenue when the sale is consummated, consideration for which is payable as Ether cryptocurrency.

The Company’s distribution revenue is generated primarily through the distribution of content to online channels. Any advertising revenue earned by online channels is shared with the Company. The Company recognizes online advertising revenue at the point in time when the advertisements are placed in the video content.

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	For the Three Months Ended
	March 31,
	2022	2021

Revenues Recognized at a Point in Time:
Event revenue	$536,597	$110,441
NFT revenue	208,758	-
Food and beverage revenue	201,318	70,704
Ticket and gaming revenue	117,779	68,644
Merchandising revenue	21,122	6,945
Sponsorship revenue	-	2,502
Distribution revenue	230	-
Total Revenues Recognized at a Point in Time	1,085,804	259,236

Revenues Recognized Over a Period of Time:
Sponsorship revenue	1,326,250	241,792
Total Revenues Recognized Over a Period of Time	1,326,250	241,792
Total Revenues	$2,412,054	$501,028

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of March 31, 2022 and December 31, 2021, the Company had contract liabilities of $365,537 and $141,825, respectively, which is included in deferred revenue on the condensed consolidated balance sheet.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Digital Assets

The Company purchases Ether cryptocurrency and accepts Ether as a form of payment for NFT sales. The Company accounts for these digital assets held as the result of the purchase or receipt of Ether, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital assets and we may use third-party custodial services to secure them. The digital assets are initially recorded at cost and are subsequently remeasured, net of any impairment losses incurred since acquisition.

We determine the fair value of our digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for Ether (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value.

The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within other expense in our condensed consolidated statements of operations and comprehensive loss. There were no impairment losses for the three months ended March 31, 2022 and we did not sell any digital assets during the same time period.

The following table sets forth changes in our Ether holdings:

Balance, December 31, 2021	$-
Purchases	36,746
Received from customers	177,946
Impairment loss	-
Foreign currency translation	4,093
Balance, March 31, 2022	$218,785

Concentration Risks

During the three months ended March 31, 2022 and 2021, 3% and 10%, respectively, of the Company’s revenues from continuing operations were from customers in foreign countries.

During the three months ended March 31, 2022, the Company’s two largest customers accounted for 41%, and 12% of the Company’s consolidated revenues from continuing operations. During the three months ended March 31, 2021, the Company’s two largest customers accounted for 31%, and 16% of the Company’s consolidated revenues from continuing operations.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Euro). Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (1.1114 and 1.1342 at March 31, 2022 and December 31, 2021, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (1.1165 and 1.1829 for the three months ended March 31, 2022 and 2021, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income. Losses of $1,890 and $324 arising from exchange rate fluctuations on transactions denominated in a currency other than the reporting currency for the three months ended March 31, 2022 and 2021, respectively, are recognized in operating results in the accompanying condensed consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Discontinued Operations

The results of operations of WPT for the three months ended March 31, 2021 are included in “Income from discontinued operations, net of tax provision” in the accompanying condensed consolidated statements of operations.

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications had no effect on previously reported results of operations or loss per share.

Recently Adopted Accounting Pronouncements

On May 3, 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. This standard was adopted on January 1, 2022 and did not have a material impact on the Company’s condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 3 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2022	2021
Compensation expense	$2,411,357	$2,202,621
Current portion of deferred rent	160,993	198,504
Event costs	465,051	8,874
Legal and professional fees	406,027	368,691
Warrant liabilities	4,500	3,200
Other accrued expenses	145,732	172,858
Other current liabilities	30,671	11,497
Total	$3,624,331	$2,966,245
Less: non current portion of accrued compensation expense	(208,333)	-
Accrued expenses and other current liabilities	$3,415,998	$2,966,245

Accrued expenses, related party(1)	$1,800,000	$1,800,000

(1)	Represents amounts accrued to reimburse a principal shareholder for costs incurred in connection with specified Company transactions, including $1,300,000 incurred in connection with the sale of WPT.

Note 4 – Commitments and Contingencies

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

 Resignation of Chief Executive Officer

On February 18, 2022, Libing (Claire) Wu resigned as Chief Executive Officer and General Counsel of the Company. In connection with her resignation, the Company entered into a Separation Agreement and Release with Ms. Wu (the “Release”) pursuant to which, among other things, Ms. Wu released the Company from any and all claims she may have against the Company (subject to certain exclusions), and the Company agreed to provide Ms. Wu with certain separation benefits, including $750,000 (gross) in severance pay payable over an 18-month period, accelerated vesting of 200,000 unvested stock options previously granted to Ms. Wu pursuant to an Option Agreement dated effective July 13, 2021, extended the exercise period to exercise such options to July 13, 2031, respectively, and accelerated vesting of 80,000 shares of restricted stock previously granted to Ms. Wu pursuant to an Executive Restricted Stock Agreement dated July 13, 2021. As no future substantive services will be performed by Ms. Wu, the Company immediately recognized stock-based compensation expense of $258,979 related to the modification of these awards. The Release also contains a customary non-disparagement provision.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Board of Directors

On February 18, 2022, Jerry Lewin resigned as a Class C Director of the Company. In appreciation of Mr. Lewin’s services to the Company as a director, Chair of the Compensation Committee and a member of the Audit Committee, the Company paid to Mr. Lewin $25,000, accelerated vesting of 40,000 unvested stock options previously granted to Mr. Lewin pursuant to an option agreement dated effective May 6, 2021, and extended the exercise period of such options to May 6, 2031. The Company immediately recognized stock-based compensation expense of $32,909 related to the modification of these awards.

Note 5 – Stockholders’ Equity

Stock Options

A summary of the option activity during the three months ended March 31, 2022 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2022	2,415,000	$3.73
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding, March 31, 2022	2,415,000	$3.73	7.27	$-
Exercisable, March 31, 2022	1,600,000	$3.80	6.57	$-

Options outstanding and exercisable as of March 31, 2022 are as follows:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.11	80,000	8.25	20,000
$2.17	120,000	8.35	120,000
$2.21	350,000	9.29	200,000
$2.48	160,000	9.10	40,000
$4.09	1,425,000	5.60	1,060,000
$5.66	280,000	7.47	160,000
	2,415,000	6.57	1,600,000

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The expected term used for options is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. The Company uses a blended volatility calculation, the components of which are the Company’s historical volatility for the period from its initial public offering through the valuation date and the average peer-group data of four comparable entities to supplement the Company’s own historical data for the preceding years in computing the expected volatility. Accordingly, the Company is utilizing an expected volatility figure based on a review of the historical volatility of comparable entities over a period of time equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

For the three months ended March 31, 2022 and 2021, the Company recorded $318,951 and $282,999, respectively, of stock-based compensation expense related to stock options, of which $0 and $56,296, respectively, was included in income from discontinued operations before the sale of WPT on the accompanying condensed consolidated statement of operations. As of March 31, 2022, there was $901,830 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the weighted average remaining vesting period of 2.10 years.

Restricted Common Stock

A summary of the non-vested restricted common stock activity during the three months ended March 31, 2022 is presented below:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock	Fair Value
Non-vested balance, January 1, 2022	80,000	$2.00
Vested	(80,000)	2.00
Non-vested balance, March 31, 2022	-	$-

For the three months ended March 31, 2022 and 2021, the Company recorded $82,345 and $80,006, respectively, of stock-based compensation expense related to restricted stock of which $0 and $13,561, respectively, was included in income from discontinued operations before the sale of WPT on the accompanying condensed consolidated statement of operations. As of December 31, 2021, all restricted common stock was fully vested.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of Allied Esports Entertainment Inc. (the “Company”) as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2021 and for the year then ended, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on May 26, 2022. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company and its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

Results of Operations

Continuing Operations

Our continuing operations consist of our esports gaming operations, which take place at global competitive esports properties designed to connect players and fans via a network of connected arenas. We offer esports fans state-of-the-art facilities to compete against other players in esports competitions, host live events with esports superstars that potentially stream to millions of viewers worldwide, produce and distribute esports content with at our on-site production facilities and studios. At our flagship arena in Las Vegas, Nevada, we provide an attractive facility for hosting corporate events, tournaments, game launches or other events. Additionally, Allied Esports has two mobile esports arenas, which are 18-wheel semi-trailers that convert into first class esports arenas and competition stages with full content production capabilities and interactive talent studios. During the quarter ended March 31, 2022, we began generating revenue from digital asset sales of NFTs.

Discontinued Operations

The World Poker Tour (“WPT”) is an internationally televised gaming and entertainment with brand presence in land-based poker tournaments, television, online and mobile. Leading innovation in the sport of poker since 2002, WPT helped ignite the global poker boom with the creation of a unique television show based on a series of high-stakes poker tournaments. On July 12, 2021, we consummated the sale of the WPT business for $106.0 million. As a result of the sale of WPT, the WPT business has been recast as discontinued operations.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

	For the Three Months
	Ended
	March 31,		Favorable
(in thousands)	2022	2021	(Unfavorable)
Revenues:
In-person	$2,203	$501	$1,702
Multiplatform content	209	-	209
Total Revenues	2,412	501	1,911
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	1,810	538	(1,272)
Multiplatform (exclusive of depreciation and amortization)	21	-	(21)
Selling and marketing expenses	69	44	(25)
General and administrative expenses	3,452	3,913	461
Depreciation and amortization	809	882	73
Loss From Operations	(3,749)	(4,876)	1,127
Other Income (Expense):
Other (expense) income, net	(7)	55	(62)
Interest income (expense), net	4	(153)	157
Loss from continuing operations	(3,752)	(4,974)	1,222
Income from discontinued operations, net of tax provision	-	1,637	(1,637)
Net loss	$(3,752)	$(3,337)	$(415)

Revenues

In-person experience revenues increased by approximately $1.7 million, or 340%, to approximately $2.2 million for the three months ended March 31, 2022 from approximately $0.5 million for the three months ended March 31, 2021. The increase of in-person experience revenues was driven by (a) a $1.1 million increase in sponsorship revenue from a new contract entered into in the first quarter of 2022, (b) a $0.4 million increase in studio and truck rental revenue, and (c) a $0.2 million increase in food and beverage and event revenue primarily attributable to the removal of COVID-19 pandemic-related capacity restrictions at the Company’s HyperX Esports Arena in Las Vegas.

Multiplatform revenue increased by approximately $209 thousand for the three months ended March 31, 2022 from $0 for the three months ended March 31, 2021. The increase in multiplatform revenues is the result of NFT sales, which were sold for the first time beginning in March of 2022.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) increased by approximately $1.3 million, or 236%, to approximately $1.8 million for the three months ended March 31, 2022 from approximately $0.5 million for the three months ended March 31, 2021. In-person costs increased as the result of the increased revenues described above.

Multiplatform costs (exclusive of depreciation and amortization) increased by approximately $21 thousand for the three months ended March 31, 2022 from $0 for the three months ended March 31, 2021. The increase in multiplatform costs corresponds to the increase in revenue as discussed above.

Selling and marketing expenses increased by approximately $25 thousand, or 57%, to approximately $69 thousand for the three months ended March 31, 2022 from approximately $44 thousand for the three months ended March 31, 2021. The increase in selling and marketing expenses was driven by the increase in events for the three months ended March 31, 2022.

General and administrative expenses decreased by approximately $0.5 million, or 12%, to approximately $3.4 million for the three months ended March 31, 2022, from approximately $3.9 million for the three months ended March 31, 2021. The decrease in general and administrative expenses resulted from higher expenses during the first quarter of 2021 as follows: (i) $0.7 million higher legal and professional fees during the first quarter of 2021 due to additional expenses related to the sale of WPT; (ii) $0.2 million higher stock-based compensation in 2021 due to the issuance of director grants and restricted stock units issued to the former CEO during the period, and (iii) $0.4 million higher payroll costs during the first quarter of 2021, related to higher corporate payroll. These decreases were slightly offset by a $0.8 million increase in payroll expenses resulting from severance costs incurred upon the termination of employment of our former Chief Executive Officer (“CEO”).

Depreciation and amortization decreased by approximately $73 thousand, or 8%, to approximately $809 thousand for the three months ended March 31, 2022, from approximately $882 thousand for the three months ended March 31, 2021.

Other income (expense)

We recognized other expense of approximately $7 thousand during the three months ended March 31, 2022 compared to $55 thousand of other income recorded for the three months ended March 31, 2021. Other income recognized in the first quarter of 2021 was related to an insurance payment received for a claim submitted for damaged equipment.

Interest income (expense)

Interest income was approximately $4 thousand for the three months ended March 31, 2022 compared to $153 thousand of interest expense for the three months ended March 31, 2021. The decrease in interest expense is a result of the decrease in the principal balance of notes payable and convertible notes outstanding during the period, since these debt instruments were repaid from the proceeds of the sale of WPT.

Results of Discontinued Operations

We recognized income from discontinued operations, net of tax, of $0 and $1.6 million during the three months ended March 31, 2022 and 2021, respectively, representing an decrease of $1.6 million. The decrease is due to the sale of the WPT business on July 12, 2021.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital from continuing operations at March 31, 2022 and December 31, 2021, respectively:

	March 31,	December 31,
(in thousands)	2022	2021
Current Assets	$92,421	$94,261
Current Liabilities	$5,970	$5,249
Working Capital	$86,451	$89,012

As of March 31, 2022, we had cash of approximately $90.7 million (not including $5 million of restricted cash) and working capital from continuing operations of approximately $86.5 million. For the three months ended March 31, 2022 and 2021, we incurred a net loss from continuing operations of approximately $3.8 million and $5.0 million, respectively, and had cash (used in) provided by continuing operations of approximately $(2.1) million and $0.1 million, respectively.

Cash requirements for our current liabilities include approximately $5.8 million for accounts payable and accrued expenses. Cash requirements for lease payments are approximately $1.9 million. The Company intends to meet these cash requirements from its current cash balance. As of March 31, 2022, the Company had no material commitments for capital expenditures.

The global impact of the Covid-19 pandemic and its variants (“COVID-19”) continues to evolve. While the arena is currently running at full capacity for daily play and weekly tournaments, we are continuing to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on our operations, financial position and cash flows, as well as the impact on our employees. The magnitude and duration of the pandemic has had a significant adverse impact on our historical operations and liquidity. Given the positive effects of vaccines on the US and global populations along with relaxed restrictions on travel and social gatherings, we expect that such impacts will be less significant on our future operations and liquidity.

On July 12, 2021, we completed the sale of the WPT business for an aggregate purchase price of $106.2 million. With the sale of the WPT business, we believe our current cash on hand is sufficient to meet our operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows from continuing operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net cash (used in) provided by
Operating activities	$(2,125)	$88
Investing activities	$(50)	$9,990
Financing activities	$-	$-

Net Cash (Used in) Provided By Operating Activities

Net cash (used in) provided by operating activities for the three months ended March 31, 2022 and 2021 was approximately $(2.1) million and $0.1 million, respectively, representing increased usage of cash of $2.2 million. During the three months ended March 31, 2022 and 2021, the net cash used in operating activities was primarily attributable to the net loss from continuing operations of approximately $3.8 million and $5.0 million, respectively, adjusted for approximately $1.0 million and $1.4 million, respectively, of net non-cash expenses, and approximately $0.6 million and $3.6 million, respectively, of cash provided by changes in the levels of operating assets and liabilities.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 consisted primarily of approximately $41 thousand for an investment in Ether and $9 thousand of cash used for the purchase of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2021 consisted primarily of a $10.0 million deposit for the sale of WPT.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing activities, nor does the Company have any interest in entities referred to as variable interest entities.

Critical Accounting Policies and Estimates

Refer to our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on May 26, 2022 and Note 2 to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q, for a discussion of our critical accounting policies and use of estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Despite not conducting a formal assessment regarding internal control over financial reporting, management identified the following material weaknesses as of December 31, 2021, which persist as of March 31, 2022:

●	inadequate internal controls over the timely filing of the consolidated financial statements;

●	inadequate segregation of duties resulting from limited accounting staff and resources; and

●	inadequate information technology general controls as it relates to user access and change management.

Management has begun to take action, including the engagement of additional accounting personnel and compliance resources, to address these material weaknesses. Notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, management has hired additional accounting personnel in order enhance our internal control over financial reporting and plans to take additional steps to remediate the material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide information required by this Item. However, investors are encouraged to review our current risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on May 26, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
10.1	Separation Agreement and Release dated February 16, 2022 by and between Libing (Claire) Wu and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2022)
10.2	Release and Non-disparagement Agreement dated March 7, 2022 by and between Jerry Lewin and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed May 26, 2022)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED ESPORTS ENTERTAINMENT, INC.

Dated: June 24, 2022	By:	/s/ Lyle Berman
Lyle Berman, Interim Chief Executive Officer, Co-Chairman of the Board (Principal Executive Officer)

Dated: June 24, 2022	By:	/s/ Roy Anderson
Roy Anderson, Chief Financial Officer (Principal Financial Officer)