Form 10-Q
period 2022-06-30
Allied Esports Entertainment, Inc.
filed 2022-08-15
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2022, 39,085,470 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLIED ESPORTS ENTERTAINMENT, INC

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets
Cash	$86,451,104	$92,887,030
Accounts receivable	175,867	389,040
Prepaid expenses and other current assets	558,266	984,777
Total Current Assets	87,185,237	94,260,847
Restricted cash	5,000,000	5,000,000
Property and equipment, net	4,508,902	6,136,893
Digital assets	63,834	-
Intangible assets, net	24,831	26,827
Deposits	379,105	379,105
Total Assets	$97,161,909	$105,803,672
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$151,686	$341,161
Accrued expenses and other current liabilities, current portion	2,719,076	2,966,245
Accrued expenses - related party	-	1,800,000
Deferred revenue	705,776	141,825
Total Current Liabilities	3,576,538	5,249,231
Deferred rent	1,799,621	1,907,634
Accrued expenses, non-current portion	83,333	-
Total Liabilities	5,459,492	7,156,865
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 39,116,907 shares issued and outstanding at June 30, 2022 and December 31, 2021	3,912	3,912
Additional paid in capital	198,339,361	197,784,972
Accumulated deficit	(106,851,831)	(99,411,683)
Accumulated other comprehensive income	210,975	269,606
Total Stockholders’ Equity	91,702,417	98,646,807
Total Liabilities and Stockholders’ Equity	$97,161,909	$105,803,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
In-person	$1,129,371	$670,886	$3,332,437	1,171,914
Multiplatform content	28,463	153,723	237,451	153,723
Total Revenues	1,157,834	824,609	3,569,888	1,325,637
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	1,079,314	655,243	2,889,667	1,193,110
Multiplatform content (exclusive of depreciation and amortization)	43,364	126,885	64,497	126,885
Selling and marketing expenses	62,131	84,739	131,169	128,673
General and administrative expenses	2,620,422	3,338,731	6,072,292	7,251,753
Depreciation and amortization	808,233	807,843	1,616,845	1,689,802
Impairment of digital assets	164,411	-	164,411	-
Total Costs and Expenses	4,777,875	5,013,441	10,938,881	10,390,223
Loss From Operations	(3,620,041)	(4,188,832)	(7,368,993)	(9,064,586)
Other Expense:
Other (expense) income, net	(73,225)	(40,163)	(79,932)	14,979
Interest income (expense), net	4,315	(104,496)	8,777	(257,602)
Total Other Expense	(68,910)	(144,659)	(71,155)	(242,623)
Loss from continuing operations	(3,688,951)	(4,333,491)	(7,440,148)	(9,307,209)
Income from discontinued operations, net of tax provision	-	1,393,411	-	3,030,453
Net loss	$(3,688,951)	$(2,940,080)	$(7,440,148)	$(6,276,756)

Basic and Diluted Net Loss (Income) per Common Share
Continuing operations	$(0.09)	$(0.11)	$(0.19)	$(0.24)
Discontinued operations, net of tax	$-	$0.04	$-	$0.08

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	39,116,907	38,963,668	39,090,830	38,955,752
Comprehensive Loss
Net Loss	$(3,688,951)	$(2,940,080)	$(7,440,148)	$(6,276,756)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(71,595)	32,584	(58,631)	57,920
Total Comprehensive Loss	$(3,760,546)	$(2,907,496)	$(7,498,779)	$(6,218,836)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For The Six Months Ended June 30, 2022
			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2022	39,116,907	$3,912	$197,784,972	$269,606	$(99,411,683)	$98,646,807
Stock-based compensation:
Restricted common stock	-	-	82,345	-	-	82,345
Stock options	-	-	318,951	-	-	318,951
Net loss	-	-	-	-	(3,751,197)	(3,751,197)
Other comprehensive income	-	-	-	12,964	-	12,964
Balance - March 31, 2022	39,116,907	3,912	198,186,268	282,570	(103,162,880)	95,309,870
Stock-based compensation:
Stock options	-	-	153,093	-	-	153,093
Net loss	-	-	-	-	(3,688,951)	(3,688,951)
Other comprehensive loss		-	-	(71,595)	-	(71,595)
Balance - June 30, 2022	39,116,907	$3,912	$198,339,361	$210,975	$(106,851,831)	$91,702,417

	For The Six Months Ended June 30, 2021
			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2021	38,506,844	$3,851	$195,488,181	$190,966	$(162,277,414)	$33,405,584
Stock-based compensation:
Common stock	126,584	13	199,987	-	-	200,000
Restricted common stock	-	-	80,006	-	-	80,006
Stock options	-	-	282,999	-	-	282,999
Shares issued for redemption of debt and accrued interest	529,383	53	821,814	-	-	821,867
Net loss	-	-	-	-	(3,336,676)	(3,336,676)
Other comprehensive income	-	-	-	25,336	-	25,336
Balance - March 31, 2021	39,162,811	3,917	196,872,987	216,302	(165,614,090)	31,479,116
Stock-based compensation:
Stock options	-	-	226,698	-	-	226,698
Restricted stock	-	-	80,925	-	-	80,925
Net loss	-	-	-	-	(2,940,080)	(2,940,080)
Other comprehensive income	-	-	-	32,584	-	32,584
Balance - June 30, 2021	39,162,811	$3,917	$197,180,610	$248,886	$(168,554,170)	$28,879,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(7,440,148)	$(6,276,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations, net of tax provision	-	(3,030,453)
Stock-based compensation	554,389	1,030,142
Digital currency received as revenue	(228,245)	-
Impairment of digital assets	164,411	-
Expenses paid using digital assets	41,026	-
Change in fair value of warrant liabilities	66,800	11,000
Amortization of debt discount	-	3,646
Expenses paid on behalf on WPT	-	(136,329)
Non-cash interest expense	-	46,110
Depreciation and amortization	1,616,845	1,689,802
Deferred rent	(108,013)	173,661
Changes in operating assets and liabilities:
Accounts receivable	205,127	(86,219)
Prepaid expenses and other current assets	417,025	578,408
Accounts payable	(188,122)	(55,095)
Accrued expenses and other current liabilities	(2,021,368)	387,352
Accrued interest	-	207,848
Due to affiliates	-	2,618,212
Deferred revenue	571,462	146,459
Total Adjustments	1,091,337	3,584,544
Net Cash Used In Operating Activities	(6,348,811)	(2,692,212)
Cash Flows From Investing Activities
Deposit for sale of WPT	-	10,000,000
Investment in digital assets	(41,026)	-
Purchases of property and equipment	(2,724)	(116,058)
Net Cash (Used In) Provided By Investing Activities	(43,750)	9,883,942
Cash Flows From Discontinued Operations
Operating activities	-	511,577
Investing activities	-	(17,260)
Change in cash balance of discontinued operations	-	(494,317)
Net Cash Provided By Discontinued Operations	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Effect of Exchange Rate Changes on Cash	(43,365)	74,038
Net (Decrease) Increase In Cash And Restricted Cash	(6,435,926)	7,265,768
Cash and restricted cash - Beginning of period	97,887,030	5,424,223
Cash and restricted cash - End of period	$91,451,104	$12,689,991
Cash and restricted cash consisted of the following:
Cash	$86,451,104	$7,689,991
Restricted cash	5,000,000	5,000,000
	$91,451,104	$12,689,991

Non-Cash Investing and Financing Activities:
Shares issued for redemption of debt and accrued interest	$-	$821,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

Allied Esports Entertainment Inc. (“AESE” and together with its subsidiaries, “the Company”) operates a public esports and entertainment company, consisting of the Allied Esports business and, until the sale of WPT on July 12, 2021, the World Poker Tour business. Allied Esports operates through its wholly owned subsidiaries Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”) and ELC Gaming GMBH (“ELC Gaming”). AEII operates global competitive esports properties designed to connect players and fans via a network of connected arenas. ESALV operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. ELC Gaming operates a mobile esports truck that serves as both a battleground and content generation hub and also operates a studio for recording and streaming gaming events.

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

On January 19, 2021, the Company entered into a stock purchase agreement (as amended and restated, the “SPA”) for the sale of 100% of the capital stock of CSI. CSI owns 100% of each of the legal entities which comprise World Poker Tour. On July 12, 2021, the Company consummated the sale of the World Poker Tour business. As the result of the Company’s sale of WPT, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2021, present the results and accounts of World Poker Tour as discontinued operations.

Note 2 – Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments considered necessary by the Company for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on May 26, 2022.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Warrants previously issued to the Company’s sponsor (the “Sponsor Warrants”) are classified as a liability measured at fair value. As of June 30, 2022 and December 31, 2021, the fair value of warrant liabilities related to our Sponsor Warrants totaled $70,000 and $3,200, respectively, which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. See Note 3 – Accrued Expenses and Other Current Liabilities. The Sponsor Warrants are valued using Level 3 inputs. The fair value of the Sponsor Warrants is estimated using the Black-Scholes option pricing method. Significant Level 3 inputs used to calculate the fair value of the Sponsor Warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

The following is a roll forward of the Company’s Level 3 instruments:

Balance, January 1, 2022	$3,200
Change in fair value of sponsor warrants	1,300
Balance, March 31, 2022	4,500
Change in fair value of sponsor warrants	65,500
Balance, June 30, 2022	$70,000

The key inputs into the Black-Scholes model at the relevant measurement dates were as follows:

	June 30,	December 31,
Input	2022	2021
Risk-free rate	2.92%	0.97%
Remaining term in years	2.11	2.61
Expected volatility	97.0%	46.0%
Exercise price	$11.50	$11.50
Fair value of common stock	$1.43	$1.81

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

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

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss - continuing operations	$(3,688,951)	$(4,333,491)	$(7,440,148)	$(9,307,209)
Net income - discontinued operations	$-	$1,393,411	$-	$3,030,453

Denominator:
Weighted-average common shares outstanding	39,116,907	39,162,811	39,116,907	39,154,895
Less: weighted-average unvested restricted shares	-	(199,143)	(26,077)	(199,143)
Denominator for basic and diluted net loss per share	39,116,907	38,963,668	39,090,830	38,955,752

Basic and Diluted Net (Loss) Income per Common Share
Continuing operations	$(0.09)	$(0.11)	$(0.19)	$(0.24)
Discontinued operations, net of tax	$-	$0.04	$-	$0.08

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of June 30,
	2022	2021
Restricted common shares	-	199,143
Options	2,415,000	2,552,500
Warrants	20,091,549	20,091,549
Convertible debt	-	235,294
Equity purchase options	600,000	600,000
Contingent consideration shares (1)	192,308	269,231
	23,298,857	23,947,717

(1)	Holders who elected to convert their Bridge Note into common stock are entitled to receive contingent consideration shares equal to the product of (i) 3,846,153 shares, multiplied by (ii) that holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after the August 9, 2019 closing date, the last exchange-reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

In-person revenue was comprised of the following for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Event revenue	$664,547	$307,470	$1,201,144	$417,911
Sponsorship revenue	156,250	129,237	1,482,500	373,531
Food and beverage revenue	158,342	100,104	359,660	170,808
Ticket and gaming revenue	133,372	129,311	251,151	197,955
Merchandising revenue	16,860	4,664	37,982	11,609
Other revenue	-	100	-	100
Total in-person revenue	$1,129,371	$670,886	$3,332,437	$1,171,914

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Multiplatform revenue

Multiplatform revenue was comprised of the following for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

NFT revenue	$27,690	$-	$236,448	$-
Distribution revenue	773	153,723	1,003	153,723
Total multiplatform revenue	$28,463	$153,723	$237,451	$153,723

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

The Company also earns a royalty of up to 10% of the sale price when an NFT is resold by its owner in a secondary market transaction. The Company recognizes this royalty as revenue when the sale is consummated.

The Company’s distribution revenue is generated primarily through the distribution of content to online channels. Any advertising revenue earned by online channels is shared with the Company. The Company recognizes online advertising revenue at the point in time when the advertisements are placed in the video content.

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues Recognized at a Point in Time:
Event revenue	$664,547	$307,470	$1,201,144	$417,911
NFT revenue	27,690	-	236,448	-
Food and beverage revenue	158,342	100,104	359,660	170,808
Ticket and gaming revenue	133,372	129,311	251,151	197,955
Merchandising revenue	16,860	4,664	37,982	11,609
Distribution revenue	773	153,723	1,003	153,723
Other revenue	-	100	-	100
Total Revenues Recognized at a Point in Time	1,001,584	695,372	2,087,388	952,106

Revenues Recognized Over a Period of Time:
Sponsorship revenue	156,250	129,237	1,482,500	373,531
Total Revenues Recognized Over a Period of Time	156,250	129,237	1,482,500	373,531
Total Revenues	$1,157,834	$824,609	$3,569,888	$1,325,637

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of June 30, 2022 and December 31, 2021, the Company had contract liabilities of $705,776 and $141,825, respectively, which is included in deferred revenue on the condensed consolidated balance sheet.

Digital Assets

The Company purchases Ether cryptocurrency and accepts Ether as a form of payment for NFT sales. The Company accounts for digital assets held as the result of the purchase or receipt of Ether, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company has ownership of and control over the digital assets and the Company may use third-party custodial services to secure them. The digital assets are initially recorded at cost and are subsequently remeasured, net of any impairment losses incurred since the date of acquisition.

The Company determines the fair value of its digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that the Company has determined is the principal market for Ether (Level 1 inputs). The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that the Company’s digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an Impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value of such assets.

The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in our condensed consolidated statements of operations and comprehensive loss. The Company recorded an impairment loss of $164,411 for the three and six months ended June 30, 2022.

The following table sets forth changes in our digital assets:

Balance, December 31, 2021	$-
Purchases	41,026
Received from customers	228,245
Expenses paid using digital assets	(41,026)
Impairment loss	(164,411)
Balance, June 30, 2022	$63,834

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

During the three months ended June 30, 2022 and 2021, 7% and 5%, respectively, of the Company’s revenues from continuing operations were from customers in foreign countries. During the six months ended June 30, 2022 and 2021, 4% and 7%, respectively, of the Company’s revenues from continuing operations were from customers in foreign countries.

During the three months ended June 30, 2022, the Company’s three largest customers accounted for 21%, 13% and 12% of the Company’s consolidated revenues from continuing operations. During the six months ended June 30, 2022, the Company’s largest customer accounted for 28% of the Company’s consolidated revenues from continuing operations. During the three months ended June 30, 2021, the Company’s two largest customers accounted for 18% and 14% of the Company’s consolidated revenues from continuing operations. During the six months ended June 30, 2021, the Company’s two largest customers accounted for 22% and 17% of the Company’s consolidated revenues from continuing operations.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Euro). Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (1.0449 and 1.1342, at June 30, 2022 and December 31, 2021, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (1.0653 and 1.2050 for the six months ended June 30, 2022 and 2021, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income. Losses of $735 and $660 arising from exchange rate fluctuations on transactions denominated in a currency other than the reporting currency for the six months ended June 30, 2022 and 2021, respectively, are recognized in operating results in the accompanying condensed consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Discontinued Operations

The results of operations of WPT for the three and six months ended June 30, 2021 are included in “Income from discontinued operations, net of tax provision” in the accompanying condensed consolidated statements of operations.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or loss per share.

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

Note 3 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2022	2021
Compensation expense	$2,422,079	$2,202,621
Current portion of deferred rent	203,212	198,504
Event costs	15,003	8,874
Legal and professional fees	21,470	368,691
Warrant liabilities	70,000	3,200
Other accrued expenses	39,214	172,858
Other current liabilities	31,431	11,497
Total	$2,802,409	$2,966,245
Less: non current portion of accrued compensation expense	(83,333)	-
Accrued expenses and other current liabilities	$2,719,076	$2,966,245

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

 Resignation of Chief Executive Officer

On February 18, 2022, Libing (Claire) Wu resigned as Chief Executive Officer and General Counsel of the Company. In connection with her resignation, the Company entered into a Separation Agreement and Release with Ms. Wu (the “Release”) pursuant to which, among other things, Ms. Wu released the Company from any and all claims she may have against the Company (subject to certain exclusions), and the Company agreed to provide Ms. Wu with certain separation benefits, including $750,000 in severance payable over an 18-month period and was expensed immediately, accelerated the vesting of 200,000 unvested stock options previously granted to Ms. Wu pursuant to an Option Agreement dated effective July 13, 2021, extended the exercise period to exercise such options to July 13, 2031, respectively, and accelerated the vesting of 80,000 shares of restricted stock previously granted to Ms. Wu pursuant to an Executive Restricted Stock Agreement dated July 13, 2021. As no future substantive services will be performed by Ms. Wu, the Company recognized stock-based compensation expense of $0 and $258,979 related to the modification of these awards in the three and six months ended June 30, 2022. At June 30, 2022, $500,000 and $83,333 of current and non-current accrued expenses, respectively, is included on the balance sheet. The Release also contains a customary non-disparagement provision.

 Board of Directors

On February 18, 2022, Jerry Lewin resigned as a Class C Director of the Company. In appreciation of Mr. Lewin’s services to the Company as a director, Chair of the Compensation Committee and a member of the Audit Committee, the Company paid to Mr. Lewin $25,000, accelerated the vesting of 40,000 unvested stock options previously granted to Mr. Lewin pursuant to an option agreement dated effective May 6, 2021, and extended the exercise period of such options to May 6, 2031. The Company recognized stock-based compensation expense of $0 and $32,909 related to the modification of these awards for the three and six months ended June 30, 2022, respectively.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 5 – Stockholders’ Equity

Stock Options

During the six months ended June 30, 2022, no options were granted, exercised, expired, or forfeited.

For the three months ended June 30, 2022 and 2021, the Company recorded $153,093 and $226,698, respectively, of stock-based compensation expense related to stock options issued as compensation, of which $0 and $56,917, respectively, was included in net income of discontinued operations on the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2022 and 2021, the Company recorded $472,044 and $509,697, respectively, of stock-based compensation expense related to stock options issued as compensation, of which $0 and $113,213, respectively, was included in net income of discontinued operations on the accompanying condensed consolidated statement of operations. As of June 30, 2022, there was $748,737 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the weighted average remaining vesting period of 1.84 years.

Restricted Common Stock

A summary of the non-vested restricted common stock activity during the six months ended June 30, 2022 is presented below:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock	Fair Value
Non-vested balance, January 1, 2022	80,000	$2.00
Vested	(80,000)	2.00
Non-vested balance, June 30, 2022	-	$-

For the three and six months ended June 30, 2022, the Company recorded $0 and $82,345, respectively, of stock-based compensation expense related to restricted stock. For the three and six months ended June 30, 2021, the Company recorded $80,925 and $160,931, respectively, of stock-based compensation expense related to restricted stock of which $13,712 and $27,273, respectively, was included in net income of discontinued operations on the accompanying condensed consolidated statements of operations. As of June 30, 2022, all restricted common stock was fully vested.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of Allied Esports Entertainment Inc. (the “Company”) as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2021 and for the year then ended, which are included in the Company’s Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on May 26, 2022. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company and its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

The Company

The Company operates a premier public esports and entertainment company, consisting of the Allied Esports business. AESE also operated the World Poker Tour business until AESE sold such business on July 12, 2021.

Allied Esports

Gaming is one of the largest and fastest growing markets in the entertainment sector, with an estimated 2.56 billion gamers playing esports globally, and esports is the major driver of this growth. Esports, short for “electronic sports,” is a general label that comprises a diverse offering of competitive electronic games that gamers play against each other. According to Newzoo (a global leader in providing market data and insights into gaming, esports and mobile device industries), it is projected that by 2026, 640.8 million people will be watching esports globally, and that global esports revenue will grow to approximately $1.8 billion.

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

Results of Operations

Continuing Operations

Our continuing operations consist of our esports gaming operations, which take place at global competitive esports properties designed to connect players and fans via a network of connected arenas. We offer esports fans state-of-the-art facilities to compete against other players in esports competitions, host live events with esports superstars that potentially stream to millions of viewers worldwide, produce and distribute esports content with at our on-site production facilities and studios. At our flagship arena in Las Vegas, Nevada, we provide an attractive facility for hosting corporate events, tournaments, game launches and other events. Additionally, Allied Esports has two mobile esports arenas, which are 18-wheel semi-trailers that convert into first class esports arenas and competition stages with full content production capabilities and interactive talent studios.

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

Results of Operations for the Three Months Ended June 30, 2022 and 2021

	For the
	Three Months Ended
	June 30,		Favorable
(in thousands)	2022	2021	(Unfavorable)

Revenues:
In-person	$1,129	$671	$458
Multiplatform content	29	154	(125)
Total Revenues	1,158	825	333
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	1,079	655	(424)
Multiplatform content (exclusive of depreciation and amortization)	43	127	84
Selling and marketing expenses	62	85	23
General and administrative expenses	2,621	3,339	718
Depreciation and amortization	809	808	(1)
Impairment of digital assets	164	-	(164)
Total Costs and Expenses	4,778	5,014	236
Loss From Operations	(3,620)	(4,189)	569
Other expense, net	(73)	(40)	(33)
Interest income (expense), net	4	(104)	108
Loss from continuing operations	(3,689)	(4,333)	644
Income from discontinued operations, net of tax provision	-	1,393	(1,393)
Net Loss	$(3,689)	$(2,940)	$(749)

Revenues

In-person revenues increased by approximately $0.5 million, or 68%, to approximately $1.1 million for the three months ended June 30, 2022, from approximately $0.7 million for the three months ended June 30, 2021. The increase of in-person revenues was driven by a $0.2 million increase in truck revenue from an agreement with NASCAR entered into in 2022, and a $0.3 million increase in rental and food and beverage revenue primarily attributable to the removal of COVID-19 pandemic related capacity restrictions at the Company’s HyperX Esports Arena in Las Vegas on June 1, 2021.

Multiplatform content revenue decreased by approximately $125 thousand to approximately $29 thousand for the three months ended June 30, 2022, from $154 thousand for the three months ended June 30, 2021. The decrease of multiplatform revenues was driven by a new contract entered into in the second quarter of 2021 and did not exist in 2022.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) increased by approximately $0.4 million, or 65%, to approximately $1.1 million for the three months ended June 30, 2022, from approximately $0.7 million for the three months ended June 30, 2021. In-person costs increased in-line with the increased revenues described above.

Multiplatform costs (exclusive of depreciation and amortization) decreased by approximately $84 thousand for the three months ended June 30, 2022, from $127 thousand for the three months ended June 30, 2021. The decrease in multiplatform costs corresponds to the decrease in revenue as discussed above.

Selling and marketing expenses decreased by approximately $23 thousand, or 27%, to approximately $62 thousand for the three months ended June 30, 2022, from approximately $85 thousand for the three months ended June 30, 2021. The decrease in selling and marketing expenses was driven by higher expenses in the first half of 2021 as the Company increased marketing efforts to increase awareness of the HyperX Esports Arena in Las Vegas opening to full capacity.

General and administrative expenses decreased by approximately $0.7 million, or 22%, to approximately $2.6 million for the three months ended June 30, 2022, from approximately $3.3 million for the three months ended June 30, 2021. The decrease in general and administrative expenses resulted from higher expenses during the first quarter of 2021 resulting from $0.4 million higher professional fees leading up to the sale of WPT, $0.2 million higher payroll costs related to higher corporate payroll and $0.1 million higher in other general and administrative expenses.

Depreciation and amortization increased by approximately $1 thousand, or 0.12%, to approximately $809 thousand for the three months ended June 30, 2022, from approximately $808 thousand for the three months ended June 30, 2021.

We recognized an impairment in digital assets of $164 thousand for the three months ended June 30, 2022, compared to $0 for the three months ended June 30, 2021. The impairment loss is a result of the market price on active exchanges going below the carrying value of the digital assets. The Company did not have any Ether or other digital assets on the books for the three months ended June 30, 2021.

Other expense

We recognized other expense of approximately $73 thousand during the three months ended June 30, 2022, compared to $40 thousand recorded for the three months ended June 30, 2021. The increase is a result of the change in fair value of the warrant liability in the second quarter of 2022.

Interest income (expense)

Interest income was approximately $4 thousand for the three months ended June 30, 2022 compared to $104 thousand of interest expense for the three months ended June 30, 2021. The decrease in interest expense is a result of the decrease in the principal balance of notes payable and convertible notes outstanding during the period since these debt instruments were repaid from the proceeds of the sale of WPT.

Results of Discontinued Operations

We recognized income from discontinued operations, net of tax, of $0 and $1.4 million during the three months ended June 30, 2022 and 2021, respectively, representing an decrease of $1.4 million. The decrease is due to the sale of the WPT business on July 12, 2021.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

	For the
	Six Months Ended
	June 30,		Favorable
(in thousands)	2022	2021	(Unfavorable)

Revenues:
In-person	$3,332	$1,172	$2,160
Multiplatform content	237	154	83
Total Revenues	3,569	1,326	2,243
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	2,890	1,193	(1,697)
Multiplatform content (exclusive of depreciation and amortization)	64	127	63
Selling and marketing expenses	131	129	(2)
General and administrative expenses	6,072	7,252	1,180
Depreciation and amortization	1,617	1,690	73
Impairment of digital assets	164	-	(164)
Total Costs and Expenses	10,938	10,391	(547)
Loss From Operations	(7,369)	(9,065)	1,696
Other (expense) income, net	(80)	15	(95)
Interest income (expense), net	9	(257)	266
Loss from continuing operations	(7,440)	(9,307)	1,867
Income from discontinued operations, net of tax provision	-	3,030	(3,030)
Net Loss	$(7,440)	$(6,277)	$(1,163)

Revenues

In-person revenues increased by approximately $2.2 million, or 184%, to approximately $3.3 million for the six months ended June 30, 2022, from approximately $1.2 million for the six months ended June 30, 2021. The increase of in-person revenues was driven by (a) a $1.1 million increase in sponsorship revenue from a new contract entered into in the first quarter of 2022, (b) a $0.8 million increase in studio and truck rental revenue, and (c) a $0.3 million increase in food and beverage and event revenue primarily attributable to the removal of COVID-19 pandemic-related capacity restrictions at the Company’s HyperX Esports Arena in Las Vegas on June 1, 2021.

Multiplatform revenue increased by approximately $83 thousand for the six months ended June 30, 2022, to approximately $237 thousand for the six months ended June 30, 2022, from $154 thousand for the six months ended June 30, 2021. The increase in multiplatform revenues is the result of NFT sales, which were sold for the first time beginning in March of 2022.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) increased by approximately $1.7 million, or 142%, to approximately $2.9 million for the six months ended June 30, 2022, from approximately $1.2 million for the six months ended June 30, 2021. In-person costs increased in-line with the increased revenues described above.

Multiplatform costs (exclusive of depreciation and amortization) decreased by approximately $63 thousand, to approximately $64 thousand for the six months ended June 30, 2022, from $127 thousand for the six months ended June 30, 2021. The decrease in multiplatform costs corresponds to higher costs in the second quarter of 2021 resulting from a new contract that did not exist in 2022.

Selling and marketing expenses increased by approximately $2 thousand, or 2%, to approximately $131 thousand for the six months ended June 30, 2022, from approximately $129 thousand for the six months ended June 30, 2021. The small increase in selling and marketing expenses was driven by the increase in events for the six months ended June 30, 2022.

General and administrative expenses decreased by approximately $1.2 million, or 16%, to approximately $6.1 million for the six months ended June 30, 2022, from approximately $7.3 million for the six months ended June 30, 2021. The decrease in general and administrative expenses resulted from higher expenses during the first half of 2021 as follows: (i) $1.1 million in legal and professional fees related to the sale of WPT; (ii) $0.5 million in stock-based compensation from the issuance of director grants and restricted stock units issued to the former CEO during the period, and (iii) $0.3 million in corporate payroll. The decrease of payroll expense from 2021 was offset by a $0.8 million increase in 2022 payroll expenses from a severance liability incurred in connection with the termination of our former Chief Executive Officer (“CEO”).

Depreciation and amortization decreased by approximately $0.1 million, or 4%, to approximately $1.6 million for the six months ended June 30, 2022, from approximately $1.7 million for the six months ended June 30, 2021.

We recognized an impairment in digital assets of $164 thousand for the six months ended June 30, 2022, compared to $0 for the six months ended June 30, 2021. The impairment loss is a result of the market price on active exchanges going below the carrying value of the digital assets. The Company did not have any Ether or other digital assets on the books for the six months ended June 30, 2021.

Other (expense)income

We recognized other expense of approximately $80 thousand during the six months ended June 30, 2022, compared to $15 thousand of other income recorded for the six months ended June 30, 2021. Other expense consists primarily of changes in the fair value of the warrant liability.

Interest income (expense)

Interest income was approximately $9 thousand for the six months ended June 30, 2022, compared to $257 thousand of interest expense for the six months ended June 30, 2021. The decrease in interest expense is a result of the decrease in the principal balance of notes payable and convertible notes outstanding during the period, since these debt instruments were repaid from the proceeds of the sale of WPT.

Results of Discontinued Operations

We recognized income from discontinued operations, net of tax, of $0 and $3.0 million during the six months ended June 30, 2022 and 2021, respectively, representing a decrease of $3.0 million. The decrease is due to the sale of the WPT business on July 12, 2021.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital at June 30, 2022 and December 31, 2021, respectively:

(in thousands)	June 30, 2022	December 31, 2021
Current Assets	$87,185	$94,261
Current Liabilities	$3,577	$5,249
Working Capital	$83,608	$89,012

As of June 30, 2022, we had cash of approximately $86.5 million (not including $5 million of restricted cash) and working capital of approximately $83.6 million. For the six months ended June 30, 2022 and 2021, we incurred a net loss from continuing operations of approximately $7.4 million and $9.3 million, respectively, and had cash used in continuing operations of approximately $6.4 million and $2.7 million, respectively.

Cash requirements for our current liabilities include approximately $2.9 million for accounts payable and accrued expenses. The Company intends to meet these cash requirements from its current cash balance. As of June 30, 2022, the Company had no material commitments for capital expenditures.

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

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows from continuing operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Net cash (used in) provided by
Operating activities	$(6,349)	$(2,692)
Investing activities	$(44)	$9,884
Financing activities	$-	$-

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 was approximately $6.3 million and $2.7 million, respectively, representing increased usage of $3.6 million. During the six months ended June 30, 2022 and 2021, the net cash used in operating activities was primarily attributable to the net loss from continuing operations of approximately $7.4 million and $9.3 million, respectively, adjusted for approximately $2.1 million and $2.8 million, respectively, of net non-cash expenses, and approximately ($1.0) million and $3.8 million, respectively, of cash (used in) provided by changes in the levels of operating assets and liabilities.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 consisted primarily of approximately $3 thousand of cash used for the purchases of property and equipment and $41 thousand of cash used for the investment in digital assets.

Net cash provided by investing activities for the six months ended June 30, 2021 consisted primarily of a $10.0 million deposit for the sale of WPT.

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

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on this evaluation our management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Despite not conducting a formal assessment regarding internal control over financial reporting, management identified the following material weaknesses as of December 31, 2021, which persist as of June 30, 2022:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ALLIED ESPORTS ENTERTAINMENT, INC.

Dated: August 15, 2022	By:	/s/ Lyle Berman
Lyle Berman, Interim Chief Executive Officer, Co-Chairman of the Board (Principal Executive Officer)

Dated: August 15, 2022	By:	/s/ Roy Anderson
Roy Anderson, Chief Financial Officer (Principal Financial Officer)