Form 10-Q
period 2022-09-30
Allied Esports Entertainment, Inc.
filed 2022-11-16
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 39,085,470 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALLIED ESPORTS ENTERTAINMENT, INC AND SUBSIDIARIES

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Allied Esports Entertainment, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets
Cash	$84,225,000	$92,887,030
Accounts receivable	121,394	389,040
Prepaid expenses and other current assets	1,214,231	984,777
Total Current Assets	85,560,625	94,260,847
Restricted cash	5,000,000	5,000,000
Property and equipment, net	4,831,180	6,136,893
Digital assets	56,970	-
Intangible assets, net	23,833	26,827
Deposits	379,105	379,105
Total Assets	$95,851,713	$105,803,672
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$745,584	$341,161
Accrued expenses and other current liabilities	2,768,895	2,966,245
Accrued expenses - related party	-	1,800,000
Deferred revenue	411,510	141,825
Total Current Liabilities	3,925,989	5,249,231
Deferred rent	1,708,115	1,907,634
Total Liabilities	5,634,104	7,156,865
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 39,085,470 shares issued and outstanding at September 30, 2022 39,116,907 shares issued and outstanding at December 31, 2021	3,909	3,912
Additional paid in capital	198,528,534	197,784,972
Accumulated deficit	(108,494,062)	(99,411,683)
Accumulated other comprehensive income	179,228	269,606
Total Stockholders’ Equity	90,217,609	98,646,807
Total Liabilities and Stockholders’ Equity	$95,851,713	$105,803,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues:
In-person	$1,551,963	$1,455,867	$4,884,400	$2,627,781
Multiplatform content	13,679	229,961	251,130	383,684
Total Revenues	1,565,642	1,685,828	5,135,530	3,011,465
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	1,112,645	1,249,640	4,002,312	2,442,750
Multiplatform content (exclusive of depreciation and amortization)	31,010	87,373	95,507	214,258
Selling and marketing expenses	54,445	87,755	185,614	216,428
General and administrative expenses	2,397,901	3,385,418	8,470,193	9,659,425
Depreciation and amortization	(328,739)	806,137	1,288,106	2,495,939
Impairment of digital assets	-	-	164,411	-
Total Costs and Expenses	3,267,262	5,616,323	14,206,143	15,028,800
Loss From Operations	(1,701,620)	(3,930,495)	(9,070,613)	(12,017,335)
Other Income (Expense):
Gain on forgiveness of PPP loans and interest	-	912,475	-	912,475
Other income (expense), net	34,073	54,434	(45,859)	69,413
Interest income (expense), net	25,316	(11,809)	34,093	(269,411)
Total Other Expense	59,389	955,100	(11,766)	712,477
Loss from continuing operations	(1,642,231)	(2,975,395)	(9,082,379)	(11,304,858)
(Loss) income from discontinued operations, net of tax provision:
Loss from discontinued operations before the sale of WPT	-	(3,151,740)	-	(1,099,033)
Gain on sale of WPT	-	80,429,729	-	80,429,729
Income from discontinued operations	-	77,277,989	-	79,330,696
Net (loss) income	$(1,642,231)	$74,302,594	$(9,082,379)	$68,025,838

Basic and Diluted Net (Loss) Income per Common Share
Continuing operations	$(0.04)	$(0.08)	$(0.23)	$(0.29)
Discontinued operations, net of tax	$-	$1.98	$-	$2.03

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	39,094,696	39,056,403	39,092,133	38,989,671

Comprehensive Loss
Net (Loss) Income	$(1,642,231)	$74,302,594	$(9,082,379)	$68,025,838
Other comprehensive (loss) income:
Foreign currency translation adjustments	(31,747)	(22,031)	(90,378)	35,889
Total Comprehensive Loss	$(1,673,978)	$74,280,563	$(9,172,757)	$68,061,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For The Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2022	39,116,907	$3,912	$197,784,972	$269,606	$(99,411,683)	$98,646,807
Stock-based compensation:
Common stock			-	-		-
Restricted common stock	-	-	82,345	-	-	82,345
Stock options	-	-	318,951	-	-	318,951
Net loss	-	-	-	-	(3,751,197)	(3,751,197)
Other comprehensive income	-	-	-	12,964	-	12,964
Balance - March 31, 2022	39,116,907	3,912	198,186,268	282,570	(103,162,880)	95,309,870
Stock-based compensation:
Stock options	-	-	153,093	-	-	153,093
Net loss	-	-	-	-	(3,688,951)	(3,688,951)
Other comprehensive loss	-	-	-	(71,595)	-	(71,595)
Balance - June 30, 2022	39,116,907	3,912	198,339,361	210,975	(106,851,831)	91,702,417
Stock-based compensation:
Stock options	-	-	238,840	-	-	238,840
Shares withheld for employee payroll tax	(31,437)	(3)	(49,667)	-	-	(49,670)
Net loss	-	-	-	-	(1,642,231)	(1,642,231)
Other comprehensive loss	-	-	-	(31,747)	-	(31,747)
Balance - September 30, 2022	39,085,470	$3,909	$198,528,534	$179,228	$(108,494,062)	$90,217,609

	For The Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2021	38,506,844	$3,851	$195,488,181	$190,966	$(162,277,414)	$33,405,584
Stock-based compensation:
Common stock	126,584	13	199,987	-	-	200,000
Restricted common stock	-	-	80,006	-	-	80,006
Stock options	-	-	282,999	-	-	282,999
Shares issued for redemption of debt and accrued interest	529,383	53	821,814	-	-	821,867
Net loss	-	-	-	-	(3,336,676)	(3,336,676)
Other comprehensive income	-	-	-	25,336	-	25,336
Balance - March 31, 2021	39,162,811	3,917	196,872,987	216,302	(165,614,090)	31,479,116
Stock-based compensation:
Stock options	-	-	226,698	-	-	226,698
Restricted common stock	-	-	80,925	-	-	80,925
Net loss	-	-	-	-	(2,940,080)	(2,940,080)
Other comprehensive income	-	-	-	32,584	-	32,584
Balance - June 30, 2021	39,162,811	$3,917	$197,180,610	$248,886	$(168,554,170)	$28,879,243
Stock-based compensation:
Stock options	-	-	613,070	-	-	613,070
Restricted common stock	80,000	8	58,915	-	-	58,923
Shares withheld for employee payroll tax	(100,904)	(10)	(210,137)	-	-	(210,147)
Net income	-	-	-	-	74,302,594	74,302,594
Other comprehensive loss	-	-	-	(22,031)	-	(22,031)
Balance - September 30, 2021	39,141,907	$3,915	$197,642,458	$226,855	$(94,251,576)	$103,621,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities
Net (loss) income	$(9,082,379)	$68,025,838
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from discontinued operations, net of tax provision	-	(79,330,696)
Stock-based compensation	793,229	1,081,362
Gain on forgiveness of PPP loans and interest	-	(912,475)
Digital currency received as revenue	(249,888)	-
Impairment of digital assets	164,411	-
Expenses paid using digital assets	69,533	-
Change in fair value of warrant liabilities	7,400	1,100
Amortization of debt discount	-	3,646
Non-cash interest expense	-	46,110
Depreciation and amortization	1,288,106	2,495,939
Deferred rent	(199,519)	268,574
Changes in operating assets and liabilities:
Accounts receivable	266,889	(36,021)
Prepaid expenses and other current assets	(243,058)	(108,257)
Accounts payable	404,715	(556,041)
Accrued expenses and other current liabilities	(2,041,043)	326,862
Accrued interest	-	(146,894)
Due to affiliates	-	697,551
Deferred revenue	269,685	297,086
Total Adjustments	530,460	(75,872,154)
Net Cash Used In Operating Activities	(8,551,919)	(7,846,316)
Cash Flows From Investing Activities
Cash consideration for sale of WPT	-	106,155,004
Investment in digital assets	(41,026)	-
Purchases of property and equipment	(6,697)	(141,923)
Net Cash (Used In) Provided By Investing Activities	(47,723)	106,013,081
Cash Flows From Financing Activities
Repayments of bridge loans	-	(3,421,096)
Net Cash Used Financing Activities	-	(3,421,096)
Cash Flows From Discontinued Operations
Operating activities	-	63,956
Investing activities	-	(17,259)
Change in cash balance of discontinued operations	-	3,633,292
Cash sold in connection with sale of WPT	-	(3,679,989)
Net Cash Provided By Discontinued Operations	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Allied Esports Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows, continued

(unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Effect of Exchange Rate Changes on Cash	(62,388)	51,893
Net (Decrease) Increase In Cash And Restricted Cash	(8,662,030)	94,797,562
Cash and restricted cash - Beginning of period	97,887,030	5,424,223
Cash and restricted cash - End of period	$89,225,000	$100,221,785
Cash and restricted cash consisted of the following:
Cash	$84,225,000	$95,221,785
Restricted cash	5,000,000	5,000,000
	$89,225,000	$100,221,785

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$350,471

Non-Cash Investing and Financing Activities:
Shares issued for redemption of debt and accrued interest	$-	$821,867
Forgiveness of amounts due to affiliate	$-	$9,370,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED ESPORTS ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements.

Note 1 – Business Organization and Nature of Operations

Allied Esports Entertainment Inc. (“AESE” and together with its subsidiaries, “the Company”) operates a public esports and entertainment company, consisting of the Allied Esports business and, until the sale of WPT on July 12, 2021, the World Poker Tour business. Allied Esports operates through its wholly owned subsidiaries Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”) and Allied Esports GmbH (“AEG”). AEII operates global competitive esports properties designed to connect players and fans via a network of connected arenas. ESALV operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. AEG operates a mobile esports truck that serves as both a battleground and content generation hub and also operates a studio for recording and streaming gaming events.

AESE’s formerly wholly owned subsidiaries, Peerless Media Limited, Club Services, Inc. (“CSI”) and WPT Enterprises, Inc., operated the poker-related business of AESE and are collectively referred to herein as “World Poker Tour” or “WPT”. World Poker Tour is an internationally televised gaming and entertainment company that has been involved in the sport of poker since 2002 and created a television show based on a series of high-stakes poker tournaments.

On January 19, 2021, the Company entered into a stock purchase agreement (as amended and restated, the “SPA”) for the sale of 100% of the capital stock of CSI. CSI owns 100% of each of the legal entities which comprise World Poker Tour. On July 12, 2021, the Company consummated the sale of the World Poker Tour business. As the result of the Company’s sale of WPT, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021, present the results and accounts of World Poker Tour as discontinued operations.

Note 2 – Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments considered necessary by the Company for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on May 26, 2022.

Correction of an Error

See Note 6 – Correction of an Error.

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

ALLIED ESPORTS ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements.

Warrants previously issued to the Company’s sponsor (the “Sponsor Warrants”) are classified as a liability measured at fair value. As of September 30, 2022 and December 31, 2021, the fair value of warrant liabilities related to our Sponsor Warrants totaled $10,600 and $3,200, respectively, which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. See Note 3 – Accrued Expenses and Other Current Liabilities. The Sponsor Warrants are valued using Level 3 inputs. The fair value of the Sponsor Warrants is estimated using the Black-Scholes option pricing method. Significant Level 3 inputs used to calculate the fair value of the Sponsor Warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

The following is a roll forward of the Company’s Level 3 instruments during the nine months ended September 30, 2022:

Balance, January 1, 2022	$3,200
Change in fair value of sponsor warrants	1,300
Balance, March 31, 2022	4,500
Change in fair value of sponsor warrants	65,500
Balance, June 30, 2022	$70,000
Change in fair value of sponsor warrants	(59,400)
Balance, September 30, 2022	$10,600

The key inputs into the Black-Scholes model at the relevant measurement dates were as follows:

	September 30,	December 31,
Input	2022	2021
Risk-free rate	4.22%	0.97%
Remaining term in years	1.86	2.61
Expected volatility	78.3%	46.0%
Exercise price	$11.50	$11.50
Fair value of common stock	$1.17	$1.81

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

The following table presents the computation of basic and diluted net (loss) income per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss - continuing operations	$(1,642,231)	$(2,975,395)	$(9,082,379)	$(11,304,858)
Net income - discontinued operations, net of tax	$-	$77,277,989	$-	$79,330,696

Denominator:
Weighted-average common shares outstanding	39,094,696	39,231,507	39,109,422	39,180,713
Less: weighted-average unvested restricted shares	-	(175,104)	(17,289)	(191,042)
Denominator for basic and diluted net (loss) income per share	39,094,696	39,056,403	39,092,133	38,989,671

Basic and Diluted Net (Loss) Income per Common Share:
Continuing operations	$(0.04)	$(0.08)	$(0.23)	$(0.29)

Discontinued operations, net of tax	$-	$1.98	$-	$2.03

ALLIED ESPORTS ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of September 30,
	2022	2021
Restricted common shares	-	80,000
Options	1,810,000	2,565,000
Warrants	20,091,549	20,091,549
Equity purchase options	600,000	600,000
Contingent consideration shares (1)	192,308	192,308
	22,693,857	23,528,857

(1)	Holders who elected to convert their Bridge Note into common stock are entitled to receive contingent consideration shares equal to the product of (i) 3,846,153 shares, multiplied by (ii) that holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after the August 9, 2019 closing date, the last exchange-reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days.

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

The Company also generates sponsorship revenues from original content and from naming rights for, and rentals of the Company’s arena and gaming trucks. Sponsorship revenues from naming rights of the Company’s esports arena and from sponsorship arrangements are recognized on a straight-line basis over the contractual term of the agreement. The Company records deferred revenue to the extent that payment has been received for services that have yet to be performed.

ALLIED ESPORTS ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

In-person revenue was comprised of the following for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Event revenue	$914,386	$1,002,452	$2,115,530	$1,420,364
Sponsorship revenue	175,299	161,825	1,657,799	535,355
Food and beverage revenue	291,440	129,549	651,100	300,357
Ticket and gaming revenue	143,413	159,533	394,564	357,488
Merchandising revenue	27,425	2,508	65,407	14,117
Other revenue	-	-	-	100
Total in-person revenue	$1,551,963	$1,455,867	$4,884,400	$2,627,781

Multiplatform revenue

Multiplatform revenue was comprised of the following for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
NFT revenue	$13,441	$-	$249,889	$-
Distribution revenue	238	229,961	1,241	383,684
Total multiplatform revenue	$13,679	$229,961	$251,130	$383,684

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

ALLIED ESPORTS ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues Recognized at a Point in Time:
Event revenue	$914,386	$1,002,452	$2,115,530	$1,420,364
NFT revenue	13,441	-	249,889	-
Food and beverage revenue	291,440	129,549	651,100	300,357
Ticket and gaming revenue	143,413	159,533	394,564	357,488
Merchandising revenue	27,425	2,508	65,407	14,117
Distribution revenue	238	229,961	1,241	383,684
Other revenue	-	-	-	100
Total Revenues Recognized at a Point in Time	1,390,343	1,524,003	3,477,731	2,476,110

Revenues Recognized Over a Period of Time:
Sponsorship revenue	175,299	161,825	1,657,799	535,355
Total Revenues Recognized Over a Period of Time	175,299	161,825	1,657,799	535,355
Total Revenues	$1,565,642	$1,685,828	$5,135,530	$3,011,465

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of September 30, 2022 and December 31, 2021, the Company had contract liabilities of $411,510 and $141,825, respectively, which is included in deferred revenue on the condensed consolidated balance sheet.

As of September 30, 2022, $129,237 of performance obligations in connection with contract liabilities included within deferred revenue on the prior year consolidated balance sheet have been satisfied.

Digital Assets

The Company accepts Ether as a form of payment for NFT sales. The Company accounts for digital assets held as the result of the receipt of Ether, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company has ownership of and control over the digital assets and the Company may use third-party custodial services to secure them. The digital assets are initially recorded at cost and are subsequently remeasured, net of any impairment losses incurred since the date of acquisition.

The Company determines the fair value of its digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that the Company has determined is the principal market for Ether (Level 1 inputs). The Company performs an analysis each quarter to identify whether events or changes in circumstances, or decreases in the quoted prices on active exchanges, indicate that it is more likely than not that the Company’s digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value of such assets.

The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in our condensed consolidated statements of operations and comprehensive loss. The Company recorded an impairment loss of $0 and $164,411 for the three and nine months ended September 30, 2022.

ALLIED ESPORTS ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The following table sets forth changes in our digital assets for the nine months ended September 30, 2022:

Balance, December 31, 2021	$-
Purchases	41,026
Received from customers	249,888
Expenses paid using digital assets	(69,533)
Impairment loss	(164,411)
Balance, September 30, 2022	$56,970

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

During the three months ended September 30, 2022 and 2021, 0.5% and 1.0%, respectively, of the Company’s revenues from continuing operations were from customers in foreign countries. During the nine months ended September 30, 2022 and 2021, 3% of the Company’s revenues from continuing operations were from customers in foreign countries.

During the three months ended September 30, 2022, the Company’s five largest customers accounted for 22%, 21%, 18%, 10% and 10% of the Company’s consolidated revenues from continuing operations. During the nine months ended September 30, 2022, the Company’s three largest customers accounted for 20%, 17%, and 11% of the Company’s consolidated revenues from continuing operations. During the three months ended September 30, 2021, the Company’s two largest customers accounted for 32% and 14% of the Company’s consolidated revenues from continuing operations. During the nine months ended September 30, 2021, the Company’s four largest customers accounted for 22%, 15%, 13% and 11% of the Company’s consolidated revenues from continuing operations.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Euro). Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.9797 and 1.1342, at September 30, 2022 and December 31, 2021, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (1.0078 and 1.1790 for the nine months ended September 30, 2022 and 2021, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income. Losses of $23,571 and $1,024 arising from exchange rate fluctuations on transactions denominated in a currency other than the reporting currency for the nine months ended September 30, 2022 and 2021, respectively, are recognized in operating results in the accompanying condensed consolidated statements of operations. The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Discontinued Operations

The results of operations of WPT for the three and nine months ended September 30, 2021 are included in “Loss from discontinued operations before the sale of WPT” in the accompanying condensed consolidated statements of operations.

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or loss per share.

ALLIED ESPORTS ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Recently Announced Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02, as amended, is now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company plans to first present the impact of ASU 2016-02 in the consolidated financial statements at December 31, 2022. The Company expects that the adoption of this ASU on January 1, 2022 will have a material impact, primarily as a result of recording a right of use asset and lease liability for its operating lease in the amounts of approximately $6.6 million and $8.7 million, respectively, with a corresponding adjustment to deferred rent of $2.1 million.

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

Note 3 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2022	2021
Compensation expense	$2,383,035	$2,202,621
Current portion of deferred rent	228,220	198,504
Event costs	7,008	8,874
Legal and professional fees	38,568	368,691
Warrant liabilities	10,600	3,200
Other accrued expenses	41,883	172,858
Other current liabilities (1)	59,581	11,497
	$2,768,895	$2,966,245

(1)

Balance includes a $50,000 deposit received in connection with a Unit Purchase and License Agreement dated September 6, 2022 (the “Agreement) between eSports Arena, LLC (‘the Buyer”) and AEII, under which AEII agreed to sell its 25% non-voting membership interest in the Buyer for a purchase price of $1,375,000. The Agreement provides, among other things, for the sale, transfer, and assignment of the membership units upon the payment of the remaining portion of the purchase price (the “Closing Payment”) within 60 days of the initial payment. Since the Buyer failed to make the Closing Payment, the Buyer forfeited the initial payment and the Agreement was terminated automatically.

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

ALLIED ESPORTS ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Resignation of Chief Executive Officer

On February 18, 2022, Libing (Claire) Wu resigned as Chief Executive Officer and General Counsel of the Company. In connection with her resignation, the Company entered into a Separation Agreement and Release with Ms. Wu (the “Release”) pursuant to which, among other things, Ms. Wu released the Company from any and all claims she may have against the Company (subject to certain exclusions), and the Company agreed to provide Ms. Wu with certain separation benefits, including $750,000 in severance payable over an 18-month period which was expensed immediately, accelerated vesting of 200,000 unvested stock options previously granted to Ms. Wu pursuant to an Option Agreement dated effective July 13, 2021, extended exercise period to exercise such options through July 13, 2031, and accelerated vesting of 80,000 shares of restricted stock previously granted to Ms. Wu pursuant to an Executive Restricted Stock Agreement dated July 13, 2021. As no future substantive services will be performed by Ms. Wu, the Company recognized stock-based compensation expense of $0 and $258,979, respectively, related to the modification of these equity awards during the three and nine months ended September 30, 2022. At September 30, 2022, $458,333 of accrued expenses is included on the balance sheet, related to Ms. Wu’s severance benefit. The Release also contains a customary non-disparagement provision.

Board of Directors

On February 18, 2022, Jerry Lewin resigned as a Class C Director of the Company. In appreciation of Mr. Lewin’s services to the Company as a director, Chair of the Compensation Committee and a member of the Audit Committee, the Company paid to Mr. Lewin $25,000, accelerated the vesting of 40,000 unvested stock options previously granted to Mr. Lewin pursuant to an option agreement dated effective May 6, 2021, and extended the exercise period of such options to May 6, 2031. The Company recognized stock-based compensation expense of $0 and $32,909 related to the modification of these awards for the three and nine months ended September 30, 2022, respectively.

Note 5 – Stockholders’ Equity

Stock Options

A summary of the option activity during the nine months ended September 30, 2022 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2022	2,415,000	$3.73
Granted	-	-
Exercised	-	-
Expired	(605,000)	4.01
Forfeited	-	-
Outstanding, September 30, 2022	1,810,000	$2.73	5.28	$-

Exercisable, September 30, 2022	1,170,000	$3.57	7.07	$-

Options outstanding and exercisable as of September 30, 2022 are as follows:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.11	80,000	7.75	40,000
$2.17	120,000	7.75	120,000
$2.21	350,000	8.78	200,000
$2.48	130,000	7.37	70,000
$4.09	850,000	6.18	510,000
$5.66	280,000	6.97	230,000
	1,810,000	7.07	1,170,000

ALLIED ESPORTS ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2022 and 2021, the Company recorded $238,840 and $613,070, respectively, of stock-based compensation expense related to stock options issued as compensation, of which $0 and $633,197, respectively, was included in income of discontinued operations on the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2022 and 2021, the Company recorded $710,884 and $1,122,767, respectively, of stock-based compensation expense related to stock options issued as compensation, of which $0 and $746,410, respectively, was included in income of discontinued operations on the accompanying condensed consolidated statement of operations. As of September 30, 2022, there was $509,897 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the weighted average remaining vesting period of 1.76 years.

Restricted Common Stock

A summary of the non-vested restricted common stock activity during the nine months ended September 30, 2022 is presented below:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock	Fair Value
Non-vested balance, January 1, 2022	80,000	$2.00
Vested	(80,000)	2.00
Non-vested balance, September 30, 2022	-	$-

For the three and nine months ended September 30, 2022, the Company recorded $0 and $82,345, respectively, of stock-based compensation expense related to restricted stock. For the three and nine months ended September 30, 2021, the Company recorded $58,923 and $219,853, respectively, of stock-based compensation expense related to restricted stock of which $(12,425) and $14,848, respectively, was included in income of discontinued operations on the accompanying condensed consolidated statements of operations. As of September 30, 2022, all restricted common stock was fully vested.

Note 6 – Correction of an Error

During the review of the Company’s condensed consolidated financial statements for the three and nine month periods ended September 30, 2022, the Company identified errors in the reporting of historical stock-based compensation (included in general and administrative expenses) and leasehold amortization expense (included in depreciation and amortization). The errors resulted in an understatement of general and administrative expenses and overstatement of depreciation and amortization for the year-ended December 31, 2021 and an overstatement of both general administrative expense and depreciation and amortization expense for the three months ended March 31, 2022, and the three and six months ended June 30, 2022. Based on management’s evaluation of the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations therewith, the Company concluded that the aforementioned errors were not material to the Company’s previously filed 2022 and 2021 consolidated financial statements. This is further supported by the fact that all errors are of a non-cash nature, do not impact Adjusted EBITDA (earnings before income tax, depreciation and amortization, and stock-based compensation), and would not likely have materially impacted a reasonable investor’s opinion of the Company’s financial condition and results of operations.

Because the correction of these errors was not deemed to be material to the results for the nine-months ended September 30, 2022, to correct these errors, the Company recorded the corrections as out-of-period adjustments in the three-month period ended September 30, 2022. See the table below for the details of the corrections:

	For The Three Months Ended			For The Nine Months Ended
	September 30, 2022			September 30, 2022
	Before Adjustment	Adjustment	As Reported	Before Adjustment	Adjustment	As Reported
Condensed Consolidated Statements of Operations:

Stock-based compensation expense	$91,250	$147,590	$238,840	$593,155	$200,074	$793,229
Depreciation and amortization expense	$638,046	$(966,785)	$(328,739)	$1,932,630	$(644,524)	$1,288,106
Net loss	$2,461,426	$(819,195)	$1,642,231	$9,526,829	$(444,450)	$9,082,379

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of Allied Esports Entertainment Inc. (the “Company”) as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2021 and for the year then ended, which are included in the Company’s Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on May 26, 2022. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company and its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

Results of Operations

Continuing Operations

Our continuing operations consist of our esports gaming operations, which take place at global competitive esports properties designed to connect players and fans via a network of connected arenas. We offer esports fans state-of-the-art facilities to compete against other players in esports competitions, host live events with esports superstars that potentially stream to millions of viewers worldwide, produce and distribute esports content with at our on-site production facilities and studios. At our flagship arena in Las Vegas, Nevada, we provide an attractive facility for hosting corporate events, tournaments, game launches and other events. Our live events business is recovering gradually from the ease of COVID-19 pandemic related restrictions. Additionally, Allied Esports has two mobile esports arenas, which are 18-wheel semi-trailers that convert into first class esports arenas and competition stages with full content production capabilities and interactive talent studios.

Discontinued Operations

The World Poker Tour (“WPT”) is an internationally televised gaming and entertainment business with brand presence in land-based poker tournaments, television, online and mobile. Leading innovation in the sport of poker since 2002, WPT helped ignite the global poker boom with the creation of a unique television show based on a series of high-stakes poker tournaments. On July 12, 2021, we consummated the sale of the WPT business for $106.0 million. As a result of the sale of WPT, the WPT business has been recast as discontinued operations.

Results of Operations for the Three Months Ended September 30, 2022 and 2021

	For the
	Three Months Ended
	September 30,		Favorable
(in thousands)	2022	2021	(Unfavorable)

Revenues:
In-person	$1,552	$1,456	$96
Multiplatform content	14	230	(216)
Total Revenues	1,566	1,686	(120)
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	1,113	1,250	137
Multiplatform content (exclusive of depreciation and amortization)	31	87	56
Selling and marketing expenses	54	88	34
General and administrative expenses	2,398	3,385	987
Depreciation and amortization	(329)	806	1,135
Total Costs and Expenses	3,267	5,616	2,349
Loss From Operations	(1,701)	(3,930)	2,229
Gain on forgiveness of PPP loans and interest	-	912	(912)
Other income, net	34	55	(21)
Interest income (expense), net	25	(12)	37
Loss from continuing operations	(1,642)	(2,975)	1,333
Income from discontinued operations, net of tax provision
Loss from discontinued operations before sale of WPT	-	(3,152)	3,152
Gain on sale of WPT	-	80,430	(80,430)
Income from discontinued operations	-	77,278	(77,278)
Net (loss) income	$(1,642)	$74,303	$(75,945)

Revenues

In-person revenues increased by approximately $0.1 million, or 7%, to approximately $1.6 million for the three months ended September 30, 2022, from approximately $1.5 million for the three months ended September 30, 2021. The increase of in-person revenues was driven by a $0.2 million increase in food and beverage revenue primarily attributable to larger events occurring in 2022 compared to 2021. This was slightly offset by a $0.1 million decrease in event revenue. The $0.1 million decrease in event revenue included a $0.5 million decrease in rental revenue that was driven by a new contract entered into in 2021 which did not renew in 2022, a $0.2 million increase in truck revenue from an agreement with NASCAR that included four additional stops in 2022 compared to 2021, and a $0.2 million increase in HyperX Esports Arena event revenue primarily attributable to larger events occurring in 2022 compared to 2021.

Multiplatform content revenue decreased by approximately $216 thousand to approximately $14 thousand for the three months ended September 30, 2022, from $230 thousand for the three months ended September 30, 2021. The decrease in multiplatform revenues was driven by a decrease in distribution revenue resulting from a new contract entered into in 2021 which did not renew in 2022.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $0.1 million, or 11%, to approximately $1.1 million for the three months ended September 30, 2022, from approximately $1.2 million for the three months ended September 30, 2021. The decrease of in-person costs was driven by a $0.4 million decrease in production costs related to the new contract that was entered into in 2021 which did not renew in 2022. This was offset by higher in-person costs related to the larger events occurring in 2022.

Multiplatform costs (exclusive of depreciation and amortization) decreased by approximately $56 thousand to $31 thousand, from $87 thousand for the three months ended September 30, 2021. The decrease in multiplatform costs relates to the decrease in revenue as discussed above.

Selling and marketing expenses decreased by approximately $34 thousand, or 39%, to approximately $54 thousand for the three months ended September 30, 2022, from approximately $88 thousand for the three months ended September 30, 2021. The decrease in selling and marketing expenses was driven by higher expenses in 2021 as the Company increased marketing efforts to increase awareness of the HyperX Esports Arena in Las Vegas returning to full capacity.

General and administrative expenses decreased by approximately $1.0 million, or 29%, to approximately $2.4 million for the three months ended September 30, 2022, from approximately $3.4 million for the three months ended September 30, 2021. The overall decrease in general and administrative expenses was attributable to $0.7 million in non-recurring 2021 professional fees related to the sale of WPT, $0.4 million in severance payouts to the Company’s former Chief Executive Officer (“CEO’), and $0.1 million in operating expenses. These reductions were slightly offset by $0.1 million in higher payroll costs related to the hiring of new business development and other strategic positions in 2022 and $0.1 million in higher stock based compensation to correct the vesting of options of a former employee.

Depreciation and amortization decreased by approximately $1.1 million, or 141%, to approximately ($329) thousand for the three months ended September 30, 2022, from approximately $806 thousand for the three months ended September 30, 2021. The decrease was due to an adjustment of $1.0 million to correct the amortization of leasehold improvements in prior periods.

Gain on forgiveness of PPP loans and interest

We recognized a gain on the full forgiveness of the PPP loans and related interest of approximately $912 thousand during the three months ended September 30, 2021.

Other income, net

We recognized other income of approximately $34 thousand during the three months ended September 30, 2022, compared to other income of $55 thousand recorded for the three months ended September 30, 2021. The decrease was due to an insurance payment received in 2021 for a claim submitted for damaged equipment.

Interest income (expense), net

Interest income, net, was approximately $25 thousand for the three months ended September 30, 2022 compared to $12 thousand of interest expense, net, for the three months ended September 30, 2021. The decrease in interest expense is a result of the elimination of the principal balance of notes payable and convertible notes outstanding during 2021 utilizing proceeds of the sale of WPT. Interest income for the three months ended September 30, 2022 was a result of interest earned on the cash received from the sale of WPT.

Results of Discontinued Operations

We recognized income from discontinued operations, net of tax, of $77.3 million during the three months ended September 30, 2021. The decrease is due to the sale of the WPT business on July 12, 2021.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

	For the
	Nine Months Ended
	September 30,		Favorable
(in thousands)	2022	2021	(Unfavorable)

Revenues:
In-person	$4,884	$2,628	$2,256
Multiplatform content	251	384	(133)
Total Revenues	5,135	3,012	2,123
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	4,002	2,443	(1,559)
Multiplatform content (exclusive of depreciation and amortization)	96	214	118
Selling and marketing expenses	186	216	30
General and administrative expenses	8,470	9,660	1,190
Depreciation and amortization	1,288	2,496	1,208
Impairment of digital assets	164	-	(164)
Total Costs and Expenses	14,206	15,029	823
Loss From Operations	(9,071)	(12,017)	2,946
Gain on forgiveness of PPP loans and interest	-	912	(912)
Other (expense) income, net	(45)	69	(114)
Interest income (expense)	34	(269)	303
Loss from continuing operations	(9,082)	(11,305)	2,223
Income from discontinued operations, net of tax provision
Loss from discontinued operations before sale of WPT	-	(1,099)	1,099
Gain on sale of WPT	-	80,430	(80,430)
Income from discontinued operations	-	79,331	(79,331)
Net (loss) income	$(9,082)	$68,026	$(77,108)

Revenues

In-person revenues increased by approximately $2.3 million, or 86%, to approximately $4.9 million for the nine months ended September 30, 2022, from approximately $2.6 million for the nine months ended September 30, 2021. The increase of in-person revenues was driven by (a) a $1.1 million increase in sponsorship revenue from a new contract entered into in the first quarter of 2022, (b) a $0.5 million increase in food and beverage, ticket and gaming and merchandising revenue primarily attributable to the removal of COVID-19 pandemic-related capacity restrictions at the Company’s HyperX Esports Arena in Las Vegas on June 1, 2021, and (c) a $0.7 million increase in event revenue. The $0.7 million increase in event revenue included a $1.1 million increase in studio and truck rental revenue, $0.3 million increase in HyperX Esports Arena event revenue primarily attributable to larger events occurring in 2022 compared to 2021 and a $0.7 million decrease in rental revenue that was driven by a new contract entered into in 2021 that did not renew in 2022.

Multiplatform revenue decreased by approximately $133 thousand for the nine months ended September 30, 2022, to approximately $251 thousand for the nine months ended September 30, 2022, from $384 thousand for the nine months ended September 30, 2021. The decrease in multiplatform revenues is due to a $383 thousand decline in distribution revenue from a contract entered into in 2021 that did not renew in 2022, offset by $250 thousand of NFT sales, which were sold for the first time beginning in March of 2022.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) increased by approximately $1.6 million, or 64%, to approximately $4.0 million for the nine months ended September 30, 2022, from approximately $2.4 million for the nine months ended September 30, 2021. The increase of in-person costs was driven by (a) a $1.7 million increase in event costs resulting from larger events and additional tournaments with higher payouts primarily attributable to the removal of COVID-19 pandemic-related capacity restrictions at the Company’s HyperX Esports Arena in Las Vegas on June 1, 2021, and (b) $0.5 million of higher truck costs resulting from the additional truck stops for our NASCAR events. This was offset by a decrease of $0.6 million in production costs driven by the new contract entered into in 2021 which did not renew in 2022.

Multiplatform costs (exclusive of depreciation and amortization) decreased by approximately $118 thousand, or 55%, to approximately $96 thousand for the nine months ended September 30, 2022, from $214 thousand for the nine months ended September 30, 2021. The decrease in multiplatform costs corresponds to approximately $214 thousand higher costs in the second quarter of 2021 resulting from a new contract that did not renew in 2022. This was slightly offset by costs associated with the sale of NFTs in 2022.

Selling and marketing expenses decreased by approximately $30 thousand, or 14%, to approximately $186 thousand for the nine months ended September 30, 2022, from approximately $216 thousand for the nine months ended September 30, 2021. The decrease in selling and marketing expenses was driven by higher expenses in 2021 as the Company increased marketing efforts to increase awareness of the HyperX Esports Arena in Las Vegas reopening to full capacity

General and administrative expenses decreased by approximately $1.2 million, or 12%, to approximately $8.5 million for the nine months ended September 30, 2022, from approximately $9.7 million for the nine months ended September 30, 2021. The decrease in general and administrative expenses resulted from higher expenses during the nine months ended September 30, 2021 as follows: (i) $0.9 million in legal and professional fees related to the sale of WPT; (ii) $0.3 million in stock-based compensation from the issuance of director grants and restricted stock units issued to the Company’s former CEO during 2021; (iii) $0.3 million in corporate payroll and bonus; and (iv) $0.1 million in other general and administrative expenses. The decrease in corporate payroll expense from 2021 was offset by a $0.4 million increase in 2022 severance benefit expenses incurred in connection with the termination of our former CEO.

Depreciation and amortization expense decreased by approximately $1.2 million, or 48%, to approximately $1.3 million for the nine months ended September 30, 2022, from approximately $2.5 million for the nine months ended September 30, 2021. The decrease was due to an adjustment of $1.0 million to correct the amortization of leasehold improvements in prior periods.

We recognized an impairment of digital assets of approximately $164 thousand for the nine months ended September 30, 2022. The impairment loss is a result of the market price on active exchanges going below the carrying value of the digital assets. The Company did not have any Ether or other digital assets on the books during the nine months ended September 30, 2021.

Gain on forgiveness of PPP loans and interest

We recognized a gain on the full forgiveness of the PPP loans and related interest of approximately $912 thousand during the nine months ended September 30, 2021.

Other (expense)income, net

We recognized other expense, net, of approximately $45 thousand during the nine months ended September 30, 2022, compared to other income, net, of $69 thousand recorded for the nine months ended September 30, 2021. The decrease was due to an insurance payment received in 2021 for a claim submitted in 2021 for damaged equipment in addition to changes in the fair value of the warrant liability in 2022.

Interest income (expense), net

Interest income, net, was approximately $34 thousand for the nine months ended September 30, 2022, compared to $269 thousand of interest expense, net, for the nine months ended September 30, 2021. The decrease in interest expense is a result of the elimination of the principal balance of notes payable and convertible notes outstanding during the period utilizing the proceeds of the sale of WPT. Interest income for the three months ended September 30, 2022 was a result of interest earned on the cash received from the sale of WPT.

Results of Discontinued Operations

We recognized income from discontinued operations, net of tax, of $79.3 million during the nine months ended September 30, 2021. The decrease is due to the sale of the WPT business on July 12, 2021.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital at September 30, 2022 and December 31, 2021, respectively:

(in thousands)	September 30, 2022	December 31, 2021
Current Assets	$85,561	$94,261
Current Liabilities	$3,926	$5,249
Working Capital Surplus	$81,635	$89,012

As of September 30, 2022, we had cash of approximately $84.2 million (not including $5 million of restricted cash) and working capital of approximately $81.6 million. For the nine months ended September 30, 2022 and 2021, we incurred a net loss from continuing operations of approximately $9.1 million and $11.3 million, respectively, and had cash used in operating activities of approximately $8.6 million and $7.8 million, respectively.

Cash requirements for our current liabilities include approximately $3.5 million for accounts payable and accrued expenses. The Company intends to meet these cash requirements from its current cash balance. As of September 30, 2022, the Company had no material commitments for capital expenditures.

The global impact of the Covid-19 pandemic and its variants (“COVID-19”) continues to evolve. While the HyperX Esports Arena in Las Vegas is currently running at full capacity for daily play and weekly tournaments, we continue to monitor the outbreak of COVID-19 and the related business and travel restrictions, and changes to behavior intended to reduce its spread, and the related impact on our operations, financial position and cash flows, as well as the impact on our employees. The magnitude and duration of the pandemic has had a significant adverse impact on our historical operations and liquidity. Given the positive effects of vaccines on the US and global populations along with relaxed restrictions on travel and social gatherings, we expect that such impacts will be less significant on our future operations and liquidity.

On July 12, 2021, we completed the sale of the WPT business for an aggregate purchase price of $106.0 million. With the sale of the WPT business, we believe our current cash on hand is sufficient to meet our operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows from continuing operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Net cash provided by (used in)
Operating activities	$(8,552)	$(7,846)
Investing activities	$(48)	$106,013
Financing activities	$-	$(3,421)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was approximately $8.6 million and $7.8 million, respectively, representing increased usage of $0.8 million. During the nine months ended September 30, 2022 and 2021, the net cash used in operating activities was primarily attributable to the net loss from continuing operations of approximately $9.1 million and $11.3 million, respectively, adjusted for approximately $1.9 million and $3.0 million, respectively, of net non-cash expenses, and approximately ($1.3) million and $0.5 million, respectively, of cash (used in) provided by changes in the levels of operating assets and liabilities.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 consisted primarily of approximately $7 thousand of cash used for the purchases of property and equipment and approximately $41 thousand of cash used for the investment in digital assets.

Net cash provided by investing activities for the nine months ended September 30, 2021 consisted primarily of approximately $106.2 million cash consideration for the sale of WPT, partially offset by approximately $142 thousand of cash used for the purchase of property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $0 compared to approximately $3.4 million for the nine months ended September 30, 2021. Net cash used in financing activities during the nine months ended September 30, 2021 represented repayments of bridge loans during the period.

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

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Despite not conducting a formal assessment regarding internal control over financial reporting, management identified the following material weaknesses as of December 31, 2021, which persist as of September 30, 2022:

●	inadequate segregation of duties resulting from limited accounting staff and resources; and

●	inadequate information technology general controls as it relates to user access and change management.

In addition, management identified the following material weakness as of September 30, 2022:

●	inadequate review of schedules utilized to record depreciation/amortization and stock-based compensation schedules.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ALLIED ESPORTS ENTERTAINMENT, INC.

Dated: November 16, 2022	By:	/s/ Yinghua Chen
Yinghua Chen, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2022	By:	/s/ Roy Anderson
Roy Anderson, Chief Financial Officer (Principal Financial Officer)