Form 10-K
period 2022-12-31
Allied Gaming & Entertainment Inc.
filed 2023-03-24
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-38226

ALLIED GAMING & ENTERTAINMENT INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-1659427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

745 Fifth Ave, Suite 500

New York, NY 10151

(Address of principal executive offices)

(646) 768-4241

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AGAE	NASDAQ

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of common stock outstanding, other than shares held by affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $25,607,206 based on the price of $1.43, the closing price on June 30, 2022. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners, are or were, in fact, affiliates of the registrant.

As of March 21, 2023, 39,085,470 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Risk Factor Summary

●	We may not be able to successfully execute our new strategic and business plans.

●	Allied generates a portion of its revenues from advertising and sponsorship. If it fails to attract more advertisers and sponsors to its live events, tournaments or content, or if advertisers or sponsors are less willing to advertise with or sponsor Allied, its revenues may be adversely affected.

●	Allied’s business model may not remain effective, and it cannot guarantee that its future monetization strategies will be successfully implemented or generate sustainable revenues and profit.

●	Allied’s growth strategy depends on the availability of suitable locations for its proprietary and licensed esports arenas and its ability to open new locations and operate them profitably

●	Allied has not entered into definitive license agreements with all game publishers that it currently has relationships with, and it may never do so.

●	Even if Allied is able to license its brand to third party esports operators, there is a risk that those operators could damage its brand by operating esports arenas that are not at Allied’s standards of operation.

ii

●	Allied’s growth strategy includes deploying additional mobile arenas in the U.S. and Europe to host its tournaments and events and it must operate them profitably.

●	The nature of hosting esports events exposes Allied to negative publicity or customer complaints, including in relation to, among other things, accidents, injuries or thefts at the arenas, and health and safety concerns.

●	Allied’s marketing and advertising efforts may fail to resonate with gamers.

●	The esports gaming industry is competitive, and gamers may prefer competitors’ arenas, leagues, competitions or tournaments over those offered by Allied.

●	If Allied fails to keep its existing gamers engaged, acquire new gamers and expand interest in its live events, leagues, tournaments and competitions, its business, its ability to achieve profitability and its prospects may be adversely affected.

●	A decline in the number of gamers may adversely affect the engagement level of gamers with Allied’s tournament and entertainment platform under development and may reduce our revenue opportunities and have a material and adverse effect on our business, financial condition and results of operations.

●	There is no guarantee that Allied will be able to complete its planned online esports tournament and gaming subscription platform, or that such platform once completed will be or remain popular.

●	If Allied fails to maintain and enhance its brands, its business, results of operations and prospects may be materially and adversely affected.

●	If Allied fails to anticipate and successfully implement new esports technologies or adopt new business strategies, technologies or methods, its business may suffer.

●	Allied uses third-party services in connection with its business, and any disruption to these services could result in a disruption to its business.

●	Allied may not be able to procure the necessary permits and licenses to operate its arenas.

●	Negotiations with unionized employees could delay opening or operating Allied’s arenas.

●	Allied’s business is subject to regulation, and changes in applicable regulations may negatively impact its business.

●	Allied has historically operated at a net loss on a consolidated basis, and there is no guarantee that that it will be able to be profitable.

●	Our business depends substantially on the continuing efforts of our executive officers, key employees and qualified personnel, and our business operations may be severely disrupted if we lose the services of such personnel.

●	Ourgame International Holdings Limited owns a significant percentage of our outstanding common stock, enabling it to exert significant influence over our operations and activities, which may affect the trading price of our common stock.

●	Allied’s licenses certain brand names under agreements that will expire and may also be subject to claims of infringement of third-party intellectual property rights.

iii

PART I

Item 1. Business

Overview of Business

Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our,” “AGAE,” “Allied” and the “Company” refer to Allied Gaming & Entertainment, Inc. and its subsidiaries.

Allied is a global experiential entertainment company focused on providing a growing audience of gamers with unique experiences through renowned assets, products, and services. Prior to July 2021, the Company owned and operated World Poker Tour (“WPT”) businesses and Allied Esports business. On July 12, 2021, the Company completed its sale of its business comprising the WPT business for gross proceeds of approximately $106 million. As of December 31 2022, the Company’s operation includes Allied Esports International, which owns and operates HyperX Arena Las Vegas, one of the world’s most recognized esports and entertainment events facilities, two mobile arenas-Allied Esports Trucks, and original content studio which creates and produces proprietary content series to serve brand activation and promotion, fans and community engagement. The Company offers a variety of esports and gaming-related content, including world class tournaments, live and virtual entertainment and gaming events, and original programming to continuously foster an engaged gaming community. In December 2022, the Company completed a strategic review of its business operations and announced plans to restructure the existing esports business and expand its focus to include a broader array of entertainment and gaming products and services. Under this plan, the Company intends to pursue multiple channels of opportunities instead of a single significant corporate transaction such as an acquisition of complimentary assets or businesses, and it is currently exploring opportunities to leverage its location-based-entertainment expertise with a focus on gaming lifestyle and experiential entertainment, as well as growing its digital footprint and monetization capabilities through mobile gaming.

The entertainment industry has witnessed the rapid growth of gaming, which now ranks among the largest and fastest-growing markets. As of 2021, with a staggering 3.1 billion gamers worldwide, the global gaming industry was valued at $202.64 billion and is projected to grow at a compound annual growth rate (CAGR) of 10.2% between 2022 and 2023. Mobile gaming and esports are the major driver of this exponentially growing market. Esports, an abbreviation of “electronic sports,” encompasses a diverse range of competitive electronic games that are played by gamers against each other. Popular esports games include Fortnite, League of Legends, Dota 2, Counter-Strike, Call of Duty, Overwatch, and FIFA. Unlike the traditional video games where players can play alone against the computer or console, esports has evolved to include a community and spectator aspect. Competitive gameplay against another person, either individually or in teams, viewed by an online and in-person audience, has become a central feature of esports. Additionally, game developers have greatly increased the watchability of games, which has made the spectator aspect of gaming much more prevalent and further drives expansion of the gaming market. Esports has now become so popular that many colleges offer scholarships in esports and the best-known esports teams are receiving mainstream sponsorships and are being bought or invested in by celebrities, athletes and professional sports teams. The highest profile esports gamers have significant online audiences as they stream themselves playing against other players online and potentially can generate millions of dollars in sponsorship money and subscription fees from their online streaming channels. Meanwhile, the industry of watching other people play video games continues to surge in popularity. In 2022, the games live-streaming audience grew by 14.5% year over year to 927.3 million (Newzoo report). It is estimated that this category will reach 1.21 billion by 2025 at a CAGR of +12.7%. For years to come, infrastructure development and the growth of mobile esports will be the key drivers in emerging regions, while the diversification of content is likely to drive viewing behavior in western markets.

Allied will continue to use a three-pillar strategy in its gaming and entertainment services; in-person experiences, multiplatform content, and interactive services both independently and in connection with its strategic partners.

Our Growth Strategies

In-person Experiences

With its world class gaming and live broadcasting equipped facilities, Hyper X Arena Las Vegas, Allied will continue delivering first-in-class live experiences to customers which will allow them to compete against other players in world esports competitions, to host live events with influencers that potentially stream to millions of viewers worldwide with unprecedently engaged experience, to produce and distribute incredible entertainment content with its on-site production facilities and studios. Allied’s flagship HyperX Arena Las Vegas serves as a marquee destination for esports fans globally and has become one of the most recognized esports and live entertainment venues in the world. Additionally, Allied has two mobile esports arenas, which are 18-wheel semi-trailers that convert into first class esports arenas and competition stages with full content production capabilities and interactive talent studios. Through our renowned assets, Allied believes it can offer customers an unmatched ability to participate in simultaneous global esports events and offer sponsors and partners a truly scalable global platform and audience to promote their businesses and products.

Flagship Arena. In March 2018, Allied opened its first flagship arena, the HyperX Arena Las Vegas, at the Luxor Hotel & Casino on the Vegas strip, whose pyramid is one of the most visible landmarks in Las Vegas. This arena has over 130 gaming stations, two bars, food service, private rooms, an unmatched full-scale broadcast and production facility, and space for up to 1,000 people for events. The arena is custom-built for esports tournaments and has a broadcast-ready television studio to broadcast live events and produce content. Allied monetizes the arena through hosting or renting the space for live events; merchandise sales; daily usage fees from day-to-day gamers using the gaming stations; tournament entry and player venue fees; food and beverage; and a long-term sponsorship (i.e., our HyperX naming rights relationship).

Affiliate Arenas. One of Allied’s strategic advantages is its global network of esports arena partners, which enables it to host events and promote competitions around the world, with those competitions culminating in live events held at the flagship arena in Las Vegas. Allied achieves this through its Affiliate Program, which consists of strategic partnerships with third-party esports operators around the globe. Allied generally charges these affiliates an upfront fee and a minimal annual revenue share of gross revenue, starting in the second year of the operation of the venue. Allied’s brand visibility and reputation have already resulted in affiliate arrangements with arenas and gaming centers in China and a multi-year agreement with Fortress Esports Pty Ltd, a new gaming, esports and entertainment venue enterprise in Australia, which opened its first affiliate arena in Melbourne in March 2020 and reopened during the COVID-19 pandemic in December 2021. This network of affiliate arenas allows Allied to scale its brand penetration worldwide on a rapid basis, driving more gamers into the Allied ecosystem, with minimal costs to Allied. Furthermore, the content produced by these affiliate arenas can be sold by Allied, with minimal production costs.

Mobile Arenas. The mobile arenas are 18-wheeler trucks that expand out into fully functional esports arenas with event hosting, broadcasting and production capabilities. The mobility of the trucks makes them ideal for sponsors to reach a large audience in multiple locations at an economical cost. The trucks serve as mobile billboards for potential third-party sponsorship, as well as the Allied brand, providing highly visible brand presence wherever they appear.

Multiplatform Content

Built upon state-of-the-art unique facilities and a growing gamers community, Allied continues to produce successful gamers centric original content programing. Allied’s original content series Elevated, designed to help up-and-coming Twitch streamers break through the clutter, get discovered and grow their audiences, has brought in more than 10 million live viewers and 3 million VOD views over 4 episodes during its Season 1 debut in March of 2022. The series was renewed for Season 2 with stronger support from our brand partner Progressive Insurance, by doubling the production and expanded to 10 episodes for Season 2, which will air in Q2 2023. Allied has also signed a multi-year, multi-episode content partnership with the YES Network to produce original series Wannabe, which explores the journeys of professional gamers and professional athletes who have appeared on the YES Network, all of whom have a strong passion for esports and competitive gaming, and the common themes between their different careers. Each episode delves into the early dreams of these individuals and traces their paths to success. This highly entertaining original content series continues to strengthen our brand engagement, expand our fans out-reach, and build up multi-channel monetization through sponsorship, advertisement, and distribution.

We believe Allied’s ecosystem of esports branded properties gives it the reach, reputation and experience to produce world-class live events, in partnership with some of the most prominent names in the esports and entertainment industry. These live events provide Allied with the material to produce exciting content that can be distributed via three different formats, each of which has its own revenue generation model: live streaming, post-produced episodic content, and short-form repackaged content.

Live Streaming. According to a report by Streamlabs and Stream Hatchet, in 2022, viewers watched a total of 29.5 billion hours of live gaming content on popular streaming platforms such as Twitch, Youtube Gaming, and Facebook Gaming. This represents a decrease of 13.5% from the previous year’s 34.0 billion hours, which may be attributed in part to the easing of COVID-19 restrictions and the subsequent recovery of live events and travel. Twitch is the most popular form of esports content delivery channel today, as it offers the best interactive experiences for the audience. Vast improvements in technology and Internet service and speed have made live streaming with large audiences widely available today. Well-known gamers live stream themselves playing their favorite games on any of the popular streaming services (Twitch, YouTube, Facebook Gaming, etc.) to a worldwide audience. The streamers derive revenue from ad sales, sponsorship, subscription fees and gift payments from spectators. Through Allied’s ecosystem of esports arenas, Allied can offer streamers a large platform to put on live events that can be simultaneously streamed on both the streamer’s channels and on Allied’s channels.

Post-Produced Episodic Content. Allied continues to develop esports entertainment programming around its live experiences and, using its experienced editing and production teams, create serial, episodic content and segments that tell compelling storylines around its gaming talent, in person experiences, and gaming events around the world. Allied draws from its knowledge and experience in developing WPT, which took the slow-paced game of poker and dramatized it and created storylines that made for exciting and compelling viewing. This post-produced content can be valuable real estate for sponsors, as Allied can integrate sponsors seamlessly into the show in a way that feels organic to the viewers. Allied can focus on different storylines, create excitement via editing and music inclusion, and generally elevate the production quality from that achievable in a live stream. Allied can then monetize this episodic content via sponsorship, advertising, selling the content itself to third party distributors, or even use it as a marketing tool to drive customers to come to Allied’s branded properties, buy its merchandise or otherwise interact with Allied.

Short-Form Repackaged Content. The library of content Allied will develop from events can be cut into smaller clips that can be used as marketing and promotion of the Allied brand on social media. Allied can also edit content to create new content, such as “best of” shows, focusing on one particular game as played by multiple well-known streamers, regional shows focusing on talent from a particular country, and so on.

Allied’s global branded esports properties ecosystem will create opportunities for live events which provide material to develop great content, all of which Allied can monetize in multiple ways. The large customer base Allied develops through these in-person experiences, live streams and content distribution will give it a customer base to launch interactive services.

Interactive services

Newzoo’s consumer research reveals that active engagement is becoming increasingly popular across all generations, with consumers spending nearly 15 hours per week engaging with games. Allied is well-positioned to capitalize on this trend by leveraging its unique physical assets, such as the HyperX Arena Las Vegas and Allied Esports Trucks’ live events and broadcasting capabilities, as well as its technology partnerships.

The Company aims to become the world’s leading live/virtual interactive space for content creators and broadcasters, with a particular emphasis on direct audience monetization through online ticket sales. Allied is working with various streaming technology partners to provide hyper-engaged, real-time interactive streaming experiences to a wide range of influencers, including YouTubers, Twitch streamers, podcasters, and sports stars.

By focusing on delivering highly interactive and engaging experiences to its audiences, Allied can unlock new revenue streams and provide a platform for influencers to monetize their content more effectively. With the potential for significant growth in the coming years, Allied is well-positioned to become a key player in the rapidly evolving world of interactive content monetization.

Corporate Organization

Our principal offices are located at 745 Fifth Avenue, Suite 500, New York, NY 10151, and our telephone number at that office is (646) 768-4241.

Allied Gaming & Entertainment Inc., (“AGAE”), formerly known as Allied Esports Entertainment Inc., or “AESE”, and prior to that was known as Black Ridge Acquisition Corp, or “BRAC”, was incorporated in Delaware on May 9, 2017 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

Allied Esports Media, Inc. (“AEM”), a Delaware corporation, was formed in November 2018 to act as a holding company for Allied Esports International Inc. (“Allied Esports”) and immediately prior to close of the Merger (as defined below) to also include Noble Link Global Limited (“Noble Link”). Allied Esports, together with its subsidiaries described below owns and operates the esports-related businesses of AGAE. Noble Link (prior to the AEM Merger) and its wholly owned subsidiaries Peerless Media Limited, Club Services, Inc. and WPT Enterprises, Inc. operated the poker-related business of AGAE prior to their sale on July 12, 2021, and are collectively referred to herein as “World Poker Tour” or “WPT.” Prior to the Merger, as described below, Noble Link and Allied Esports were subsidiaries of Ourgame International Holdings Limited (“Ourgame”).

On December 19, 2018, BRAC, Noble Link and AEM executed an Agreement and Plan of Reorganization (as amended from time to time, the “Merger Agreement”). On August 9, 2019 (the “Closing Date”), Noble Link was merged with and into AEM, with AEM being the surviving entity, which was accounted for as a common control merger (the “AEM Merger”). Further, on August 9, 2019, a subsidiary of AGAE merged with AEM pursuant to the Merger Agreement, with AEM being the surviving entity (the “Merger”). The Merger was accounted for as a reverse recapitalization, and AEM is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the historical operations that are reflected in the combined financial statements prior to the Merger are those of Allied Esports and WPT.

The Company operates through its wholly owned subsidiaries Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”) and Allied Esports GmbH (“AEGmbH”). AEII operates global competitive esports properties designed to connect players and fans via a network of connected arenas. ESALV operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. AEGmbH operates a mobile esports truck that serves as both a battleground and content generation hub and also operates a studio for recording and streaming gaming events. Due to the increasing uncertainty of macro-economic environment, the Company closed down the AEGmbH office in December 2022 and will manage its operations through Allied’s facilities in the U.S.

Our fiscal year ends December 31. Neither we nor any of our predecessors have been in bankruptcy, receivership, or any similar proceeding.

Government Regulation

Allied intends to offer subscribers the chance to win cash and prizes when playing esports games and tournaments on the esports gaming platform it intends to develop. Allied is subject to the complicated laws and regulations in various states or countries over sweepstakes, promotions and giveaways. Any negative finding of law regarding the characterization of the type of online activity carried out on the esports gaming platform could limit or prevent Allied’s ability to obtain subscribers in those jurisdictions. In addition, Allied is subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection, retention, electronic commerce, consumer protection, content, advertising, localization, and information security have been adopted or are being considered for adoption by many jurisdictions and countries throughout the world.

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

Allied has one (1) patent in the U.S. related to systems and methods for latency in networked competitive multiplayer gaming that was issued by the UPSTO in July 2020. In addition to the patent, Allied’s intellectual property portfolio includes the following: (1) approximately sixty (60) registered domain names, (2) an exclusive worldwide (excluding the PRC) casual gaming software license, and (3) approximately twenty-five (25) trademarks, including, but not limited to, “Allied” – which has been filed in the U.S., “Allied” – which bold mark has been filed in China and Europe; the “Allied” logos – which have been filed in the U.S. and Europe; the “Allied Member Property Network” logo – which has been filed in the U.S., China, and Europe; the “Big Betty” logos – which have been registered in Europe; “Esports Superstars” logo – which has been filed in the U.S.; “Legend Series” logo – which has been filed in the U.S. and Europe; the “Allied” emblem – which has been filed in China and Europe, and “Glory Road” – which has been filed in the U.S. Allied updates its intellectual property portfolio from time to time as appropriate.

Competition

The esports gaming industry is competitive. Competitors range from established leagues and championships owned directly, as well as leagues franchised by well-known and capitalized game publishers and developers, interactive entertainment companies, diversified media companies and emerging start-ups. New competitors will likely continue to emerge, and many of these competitors will have greater financial resources than Allied.

The esports and entertainment business is a rapidly growing industry, and there are several competitors that Allied may face. Some of the key potential competitors include:

1.	Other esports organizations such as ESL and Faceit, which also host esports tournaments and events.

2.	Gaming lifestyle influencers network such as FaZe Clan, 100thieves, which owns gaming influencers that have strong brand partnerships could create competition to Allied on sponsorship and advertising revenue.

3.	Gaming companies such as Tencent, Activision Blizzard, and Electronic Arts, which are involved in game development and also host their own esports events in their own selected venues.

4.	Live entertainment companies such as Live Nation and AEG, which also host live events and concerts and may expand into the esports space.

5.	Traditional media companies such as ESPN and Turner Broadcasting, which have created their own esports leagues and are broadcasting esports events on their networks.

Overall, the esports and entertainment industry is becoming increasingly competitive, with many players vying for a share of the growing market. To succeed in this industry, Allied will need to continue to innovate and differentiate us from our competitors, while also providing compelling and engaging experiences for their audiences.

Territories

We sell products and services worldwide and collaborate with global brands targeting worldwide gaming communities. Our esports tournaments attract participants from North America, Latin America, Europe, the Middle East, and Asia. Our live events and original content are streamed on global platforms such as Twitch and YouTube, making them accessible to audiences around the world. Additionally, we use various social media platforms such as Twitter, Instagram, TikTok and advertising platforms such as Google ad and Facebook to increase awareness.

Employees

As of March 24, 2023, we had 78 employees, including 29 employees that operated under collective-bargaining agreements.

Available Information

Our company’s website address is https://www.alliedesports.gg/. Through this website, Allied’s filings with the Securities and Exchange Commission (“SEC”), including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those reports, as well as proxy statements and other documents, are accessible (free of charge) as soon as reasonably practicable after materials are electronically filed or furnished to the SEC. The information provided on our website is not part of this or any other report we file or furnish to the SEC. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issues that file electronically with the SEC. Our filings with the SEC are available to the public on the SEC’s website at http://www.sec.gov.

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

Risks Related to Our Business Operations

We may not be able to execute successfully our recently announced new strategic and business plans.

As a result of our sale of the WPT business in July 2021, we have disposed of substantially all of our operating assets other than cash, investments and our esports business. In December 2022, we announced plans to restructure our existing esports business and expand its focus to include a broader array of entertainment and gaming products and services. Under this plan, we intend to pursue multiple channels of opportunities instead of a single significant corporate transaction such as an acquisition of complimentary assets or businesses, and we currently exploring opportunities to leverage its location-based-entertainment expertise with a focus on gaming lifestyle and experiential entertainment, as well as growing its digital footprint and monetization capabilities through mobile gaming. However, we may encounter difficulties and challenges in the implementation of our plans, including but are not limited to:

●	Lack of experiences and expertise in new markets and offerings;

●	Intense competition with other more well-established players;

●	Inability to create content and products that attract gamers, consumers and other customers;

●	Failure to secure partnership and collaborators to execute our plans;

●	Inability to identify and develop viable targets in acquisitions and joint ventures;

●	Lack of resources and strategic support in pursuing new opportunities;

●	Inability to implement successful sales and marketing efforts and to secure sponsorship;

●	Macroeconomic trend and slowdown in gaming and entertainment industries;

●	Difficulties in obtaining investment and capital to fund desired projects; and

●	Higher costs in regulatory compliance requirements.

If we are not able to execute our strategies and plans successfully and timely, we will not be able to grow our business and generate sufficient revenue to achieve profitability, which may adversely affect your investment in our stock. In addition, if our new strategic plan fails, we will not be able to rely on our existing Allied Esports business to generate positive financial performance and may be required to seek other options and alternatives to continue our business operations, which may be subject to new risks and uncertainties.

Allied is subject to risks associated with operating in a rapidly developing industry and a relatively new market.

Many elements of Allied’s’ business are unique, evolving and relatively unproven. Its business and prospects depend on the continuing development of live streaming of competitive esports gaming. The market for esports gaming competition is relatively new and rapidly developing and is subject to significant challenges. Allied’s business relies upon its ability to grow and garner an active gamer community, and successfully monetize this community through tournament fees, live event ticket sales, and advertising and sponsorships. In addition, Allied’s continued growth depends, in part, on its ability to respond to constant changes in the esports gaming industry, including technological evolution, shifts in gamer trends and demands, introductions of new games, game publisher intellectual property right practices, and industry standards and practices. While change in this industry may be inevitable, and Allied will try to adapt its business model as needed to accommodate change and remain on the forefront of its competitors, Allied may be unsuccessful in doing so and does not provide any guarantees or assurances of success as the industry continues to evolve.

Allied may not be able to generate sufficient revenue to achieve and sustain profitability.

Allied expects its operating expenses to increase significantly as it continues to expand its marketing efforts and operations in existing and new geographies and vertical markets (including its online esports tournament and gaming subscription platform it intends to develop). In addition, Allied expects to continue to incur significant legal, accounting and other expenses related to being a public company. If its revenue declines or fails to grow at a rate faster than these increases in operating expenses, it will not be able to achieve profitability in future periods. As a result, Allied may generate losses. Allied cannot assure you that it will achieve profitability.

Allied generates a portion of its revenues from advertising and sponsorship. If it fails to attract more advertisers and sponsors to its live events, tournaments or content, or if advertisers or sponsors are less willing to advertise with or sponsor Allied, its revenues may be adversely affected.

Allied generates revenue from advertising and sponsorship, and it expects to further develop and expand its focus on these revenues in the future. These revenues partly depend on the advertisers’ willingness to advertise in the esports gaming industry. If the esports gaming advertising and sponsorship market does not continue to grow, or if Allied is unable to capture and retain a sufficient share of that market, Allied’s ability to achieve profitability may be materially and adversely affected. Furthermore, with unfavorable economic external factors, sponsors and advertisers may not have enough budget allocations for spending in sponsorship and advertising in esports, which would also lead to an adverse impact on Allied’s revenue stream.

Allied’s business model may not remain effective and it cannot guarantee that its future monetization strategies will be successfully implemented or generate sustainable revenues and profit.

Allied generates revenues from advertising and sponsorship of its live events, its content, the sale of merchandising, and the operation of its esports arenas. Allied has generated, and expects to continue to generate, a substantial portion of revenues using this revenue model in the near term. Although Allied anticipates growth in Allied’s business utilizing this revenue model, there is no guarantee that growth will continue in the future, and the demand for its offerings may change, decrease substantially or dissipate, or it may fail to anticipate and serve esports gamer demands effectively. Public health crises, such as the COVID-19 pandemic may also continue to cause the demand for our in-person events to reduce and shift demand to online gaming. Allied may determine to enter into new opportunities to expand its business, including online gaming platforms, which may or may not be successful. Any such expansions involve additional risks and costs that could materially and adversely affect its business.

Even if Allied is able to license its brand to third party esports operators, there is a risk that those operators could damage its brand by operating esports arenas that are not at Allied’s standards of operation.

As Allied licenses the Allied brand to third party esports arena operators around the world, it will depend on those operators to run those arenas at a quality level similar to Allied’s owned and operated arenas. Allied’s strategy depends on customers associating the third party esports arenas as part of Allied’s network of affiliated arenas, which it believes will expand its brand recognition and increase customers, revenue, and growth. If Allied’s affiliate arenas are poorly operated, or if those operators fail to use Allied’s name and branding in a manner consistent with Allied’s corporate messaging and branding, or if there are safety issues or other negative occurrences at affiliate arenas, Allied’s name and brand could be significantly damaged, which would make its expansion difficult and materially adversely affect its results of operations and financial condition.

Allied’s long-term growth strategy includes deploying additional mobile arenas in the U.S. and Europe to host its tournaments and events and it must operate them profitably.

A key element of Allied’s long-term growth strategy is to extend its brand by increasing and adding to its portfolio of mobile arenas in the U.S. and Europe, as we believe doing so will provide attractive returns on investment. Adding these mobile arenas will depend upon a number of factors, many of which are beyond Allied’s control, including but not limited to our ability, or the ability of our licensees, to:

●	reach acceptable agreements regarding the lease or acquisition of the trucks that are the basis of the mobile arenas;

●	comply with applicable zoning, licensing, land use and environmental regulations and orders and obtain required permits and approvals;

●	raise or have available an adequate amount of cash or currently available financing for construction of the mobile arenas and the related operational costs;

●	timely hire, train and retain the skilled management and other employees necessary to operate the mobile arenas;

●	efficiently manage the amount of time and money used to build and operate each new mobile arena; and

●	manage the risks of road hazards, accidents, traffic violations, etc. that may impede the operations of the mobile arenas.

The nature of hosting esports events exposes Allied to negative publicity or customer complaints, including in relation to, among other things, accidents, injuries or thefts at the arenas, and health and safety concerns.

Allied’s business of hosting esports events inherently exposes it to negative publicity or customer complaints as a result of accidents, injuries or, in extreme cases, deaths arising from incidents occurring at our arenas, including health, safety or security issues, and quality and service standards. Even isolated or sporadic incidents or accidents may have a negative impact on Allied’s brand image and reputation, the arenas’ popularity with gamers and spectators or the ability to host esports events at all.

Allied’s marketing and advertising efforts may fail to resonate with gamers.

Allied’s live events, tournaments and competitions are marketed through a diverse spectrum of advertising and promotional programs such as online and mobile advertising, marketing through websites, event sponsorship and direct communications with the esports gaming community including via email, blogs and other electronic means. An increasing portion of Allied’s marketing activity is taking place on social media platforms that are either outside, or not totally within, its direct control. Changes to gamer preferences, marketing regulations, privacy and data protection laws, technology changes or service disruptions may negatively impact its ability to reach target gamers. Allied’s ability to market its tournaments and competitions is dependent in part upon the success of these programs.

The esports gaming industry is competitive, and gamers may prefer competitors’ arenas, leagues, competitions or tournaments over those offered by Allied.

The esports gaming industry is competitive. Competitors range from established leagues and championships owned directly, as well as leagues franchised by well-known and capitalized game publishers and developers, interactive entertainment companies, diversified media companies and emerging start-ups. New competitors will likely continue to emerge. Many of these competitors may have greater financial resources than Allied. If Allied’s competitors develop and launch competing arenas, leagues, tournaments or competitions, Allied’s revenue and margins could decline.

Allied may not provide events or tournaments with games or titles for which the esports gaming community is interested.

Allied must attract and retain the popular esports gaming titles in order to maintain and increase the popularity of its live events, leagues, tournaments and competitions. Allied must identify and license popular games that resonate with the esports gamer community on an ongoing basis. Allied cannot assure you that it can attract and license popular esports games from their publishers, and failure to do so would have a material and adverse impact on Allied’s results of operations and financial conditions.

If Allied fails to keep its existing gamers engaged, acquire new gamers and expand interest in its live events, leagues, tournaments and competitions, its business, its ability to achieve profitability and its prospects may be adversely affected.

Allied’s success depends on its ability to maintain and grow the number of gamers attending its live events, tournaments and competitions, and keep its gamers and attendees highly engaged. In order to attract, retain and engage gamers and remain competitive, Allied must continue to develop and expand its live events, leagues, produce engaging tournaments and competitions, and implement new content formats, technologies and strategies to improve its product offerings. There is no assurance it will be able to do so.

A decline in the number of gamers may adversely affect the engagement level of gamers with Allied’s tournament and entertainment platform under development may reduce our revenue opportunities and have a material and adverse effect on our business, financial condition and results of operations.

It is vital to Allied’s operations that its planned online esports tournament and gaming subscriptions platform be responsive to evolving gamer preferences and offer first-tier esports game content and other services that attracts gamers. Allied must also keep providing gamers new features and functions to enable superior content viewing and interaction, or the number of gamers utilizing the platform will likely decline. Any decline in the number of gamers will likely have a material and adverse effect on our operations.

There is no guarantee that Allied will be able to complete its planned online esports tournament and gaming subscription platform, or that such platform once completed will be or remain popular.

Allied cannot assure you that the online esports tournament and gaming subscription platform it intends to develop will be completed in a timely manner or, if completed, become popular with gamers to offset the costs incurred to operate and expand it. This will require substantial costs and expenses. If such increased costs and expenses do not effectively translate into improved gamer engagement, Allied’s results of operations may be materially and adversely affected.

If Allied fails to maintain and enhance its brands, its business, results of operations and prospects may be materially and adversely affected.

Allied believes that maintaining and enhancing its brands is important for its business to succeed by increasing the number of gamers and engagement by the esports community. Since Allied operates in a highly competitive market, brand maintenance and enhancement directly affects its ability to maintain and enhance its market position. As Allied expands, it may conduct various marketing and brand promotion activities using various methods to continue promoting its brands, but it cannot assure you that these activities will be successful. In addition, negative publicity, regardless of its veracity, could harm Allied’s brands and reputation, which may materially and adversely affect Allied’s business, results of operations and prospects.

If Allied fails to anticipate and successfully implement new esports technologies or adopt new business strategies, technologies or methods, its business may suffer.

Rapid technology changes in the esports gaming market requires Allied to anticipate, sometimes years in advance, which technologies it must develop, implement and take advantage of in order to be and remain competitive in the esports gaming market. Allied has invested, and in the future may invest, in new business strategies including its to-be-developed online esports tournament and entertainment subscription platform, technologies, products, or games to engage a growing number of gamers and deliver the best gaming experiences possible. These endeavors involve significant risks and uncertainties, and no assurance can be given that the technology it adopts and the features it pursues will be successful. If Allied does not successfully implement these new technologies, its reputation may be materially adversely affected and its financial condition and operating results may be impacted.

Allied uses third-party services in connection with its business, and any disruption to these services could result in a disruption to its business, negative publicity and a slowdown in the growth of its users, materially and adversely affecting its business, financial condition and results of operations.

Allied’s business depends on services provided by, and relationships with, various third parties, including cloud hosting, server operators, broadband providers, and computing peripheral suppliers, among others. The failure of any of these parties to perform in compliance with our agreements may negatively impact Allied’s business.

Additionally, if such third parties increase their prices, fail to provide their services effectively, terminate their service or agreements or discontinue their relationships with Allied, Allied could suffer service interruptions, reduced revenues, or increased costs, any of which may have a material adverse effect on its business, financial condition, and results of operations.

Allied may not be able to procure the necessary permits and licenses to operate its arenas.

Allied must obtain certain permits and licenses, including liquor licenses, to operate its arenas. Often these processes can be expensive and time consuming. There is no guarantee that Allied will be able to obtain such permits and licenses on a timely or cost-effective basis. Any delays could jeopardize the ability of Allied to operate the arenas and host events. As a result, Allied’s business could suffer.

Rules and regulations governing sweepstakes, promotions and giveaways vary by state and country and these rules and regulations could restrict or eliminate Allied’s ability to generate revenues on its esports gaming platform it intends to develop, which could materially and adversely impact the viability of this business.

As part of its esports gaming platform to be developed, Allied intends to offer subscribers the chance to win cash and prizes when playing esports games and tournaments on the platform. Awarding cash and prizes would require compliance with the laws or regulations in various states or countries over sweepstakes, promotions and giveaways, which are complex and constantly changing. Any negative finding of law regarding the characterization of the type of online activity carried out on the esports gaming platform could limit or prevent Allied’s ability to obtain subscribers in those jurisdictions, which in turn could significantly impact Allied’s ability to generate revenue. The ability or willingness to work with Allied by payment processors and other service providers necessary to conduct the esports gaming platform business also may be limited due to such changes in laws or any perceived negative consequences of engaging in the business of sweepstakes, promotions and giveaways that will be utilized by the esports gaming platform.

Negotiations with unionized employees could delay opening or operating Allied’s arenas.

Certain of Allied’s employees are represented by one or more unions. Allied will need to engage such unions to seek to employ the services of the employees on mutually acceptable terms. However, Allied cannot guarantee that such negotiations will be timely concluded to avoid interruption in its tournament schedule, or that such negotiations will ultimately result in an agreement. Any failure to timely conclude the negotiations could cause a delay in Allied’s ability to timely open arenas or host events. Either of these events would adversely affect Allied’s ability to achieve profitability.

Allied’s business is subject to regulation, and changes in applicable regulations may negatively impact its business.

Allied is subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection, retention, electronic commerce, consumer protection, content, advertising, localization, and information security have been adopted or are being considered for adoption by many jurisdictions and countries throughout the world. These laws could harm Allied’s business by limiting the products and services it can offer consumers or the manner in which it offers them. The compliance costs for these laws may increase in the future as a result of changes in interpretation. Furthermore, Allied’s failure to comply with these laws or the application of these laws in an unanticipated manner may harm its business and result in penalties or significant legal liability.

Allied has historically operated at a net loss on a consolidated basis, and there is no guarantee that that it will be able to be profitable.

The historical operations of Allied have resulted in net losses from continuing operations of $11.1 million and $15.1 million for the years ended December 31, 2022 and 2021, respectively. We do not know with any degree of certainty whether or when the consolidated operations of Allied will become profitable. Even if we are able to achieve profitability in future periods, we may not be able to sustain or increase our profitability in successive periods.

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

Allied has implemented various features intended to better comply with applicable privacy and security requirements in the collection and use of customer data, but these features do not ensure compliance and may not be effective against all potential privacy and data security concerns. A wide variety of domestic and foreign laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, disposal and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect any personal data, could result in enforcement actions against us, including fines, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could adversely affect our business, operating results, financial performance and prospects.

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

Allied publicly posts its privacy policies and practices concerning processing, use and disclosure of the personally identifiable information provided to it by website visitors. Publication of such privacy policies and other statements published that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of actual policies and practices or if actual practices are found to be unfair. Evolving and changing definitions of what constitutes “Personal Information” and “Personal Data” within the EU, the United States and elsewhere, especially relating to classification of IP addresses, machine or device identification numbers, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance relationships that may involve the sharing of data.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new business initiatives in the future could reduce our ability to compete successfully and harm our operating results.

In the future we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we cannot raise capital on acceptable terms, or at all, we will not be able to execute successfully our business plans, including the inability to:

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

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease or global or regional epidemic or pandemic. A significant outbreak of contagious diseases in the human population, such as the COVID-19 pandemic could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and services. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, such outbreak may cause people to avoid traveling to and attending our events, which will adversely affect our business operations and financial results.

Risks Related to Intellectual Property

Allied licensed certain brand names under agreements that have expired and may also be subject to claims of infringement of third-party intellectual property rights.

Allied’s license with a third party to use the names “Esports Arena Las Vegas” and “Esports Arena Drive”, which are part of the branding for its Las Vegas flagship esports arena location and its US-based mobile arena, respectively, ended in July 2021. Although Allied intends to market and promote its esports arenas using intellectual property it owns and controls, and is discontinuing use of such branding, there are no assurances that those efforts will be fruitful and that it will be able to maintain brand awareness once the license expires.

Furthermore, third parties may claim that Allied has infringed their intellectual property rights. Although Allied takes steps to avoid violating the intellectual property rights of others, it is possible that third parties still may claim infringement. Infringement claims against us, whether valid or not, may be expensive to defend and divert the attention of Allied’s management and employees from business operations. Such claims or litigation could require Allied to pay damages, royalties, legal fees and other costs. Allied also could be required to stop offering, distributing or supporting esports games, its to-be-developed gaming platform or other features or services which incorporate the affected intellectual property rights, redesign products, features or services to avoid infringement, or obtain a license, all of which could be costly and harm its business.

Allied’s technology, content and brands are subject to the threat of piracy, unauthorized copying and other forms of intellectual property infringement.

Allied regards its technology, content and brands as proprietary and takes measures to protect it from infringement. Piracy and other forms of unauthorized copying and use of technology, content and brands are persistent, and policing is difficult. Further, the laws of some countries do not protect intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. Legal protection of Allied’s rights may be ineffective in such countries, which could have a material adverse effect on its business, financial condition and results of operations.

Allied may not be able to prevent others from unauthorized use of its intellectual property, which could harm our business and competitive position.

Allied regards its registered trademark and pending trademarks, service marks, pending patents, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to its success. Allied relies on trademark and patent law, trade secret protection and confidentiality and license agreements with its employees and others to protect its proprietary rights.

Allied has invested significant resources to develop its own intellectual property and acquire licenses to use and distribute the intellectual property of others. Failure to maintain or protect these rights could harm its business. In addition, any unauthorized use of our intellectual property by third parties may adversely affect its current and future revenues.

Allied may not be able to develop compelling intellectual property content or secure media content distributors to promote, sell, and distribute such content, which could harm its business and competitive position.

Allied intends to produce licensable content from the various live events, tournaments, and its own initiatives and brands to sell to viewers worldwide. There is no guarantee that it will be able to develop content that is compelling to its targeted customers. Media and gaming company competitors, many of which are better funded, are also creating content from esports events, and it will be difficult to create content that stands out and attracts customers. Furthermore, to carry out Allied’s worldwide distribution plans, film and media distribution partners will be needed and, in the event, Allied is not able to secure content distributors on terms acceptable to Allied, this will have a significant adverse impact on revenue streams from the sale or licensing of intellectual property.

Allied has not entered into definitive license agreements with all game publishers that it currently has relationships with, and it may never do so.

Although Allied has relationships with many game publishers for tournament event and content experiences involving their respective intellectual properties and enters into definitive license agreements with such game publishers from time to time, Allied does not have definitive license agreements in place with all of its game publishers. No assurances can be given as to when or if it will be able to come to agreeable terms with game publishers for any future license agreements. If Allied is unable to come to mutually agreeable terms and enter into definitive license agreements with game publishers, game publishers may unilaterally choose to discontinue its relationship with Allied, thereby preventing Allied from offering tournament event and content experiences using their game intellectual property. Should game publishers choose not to allow Allied to offer tournament event and content experiences involving their intellectual property to Allied’s customers, the popularity of Allied’s tournaments and content may decline, which could materially and adversely affect its results of operations and financial condition.

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

Management identified the following material weaknesses indicative of smaller reporting companies as of December 31, 2022:

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

Additionally, we have reserved an aggregate of 7,800,000 shares of common stock for issuance under our 2019 Equity Incentive Plan (as amended, the “2019 Plan”). Any common stock that we issue, including under our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our common stockholders. We have filed an effective registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our 2019 Plan. Accordingly, shares registered under such registration statement will be available for sale in the open market upon issuance.

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

The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver.  Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each entered into receivership. A statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. The standard deposit insurance amount is up to $250,000 per depositor, per insured bank, for each account ownership category. Although we do not have any funds deposited with SVB and Signature Bank, we regularly maintain cash balances with other financial institutions in excess of the FDIC insurance limit. A failure of a depository institution to return deposits could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s main offices are licensed and are located at 745 Fifth Avenue, Suite 500, New York, NY 10151. The Company considers this office space adequate for its current office operations. The initial term expired on July 31, 2022, and the Company has been on a month-to-month basis thereafter.

Allied operates its flagship arena, the HyperX Esports Arena Las Vegas, at the Luxor Casino on the Vegas strip, whose pyramid is one of the most visible landmarks in Las Vegas. This arena has 80 to 100 gaming stations, two bars, food service, private rooms, a production facility, and space for up to 1,000 people for events. The arena is custom-built for esports tournaments and has a broadcast-ready television studio to broadcast live events and produce content. The lease term expires on May 23, 2023 and the Company pays base rent of $125,000 per month. The Company has the option to extend for an additional 60 months at $137,500 per month

Item 3. Legal Proceedings

For information regarding legal proceedings, see Note 12 “Commitments and Contingencies”, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “AGAE.”

Holders

On March 21, 2023, there were 23 holders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plan in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 11, 2022, our Board of Directors (the “Board”) authorized a stock repurchase program under which we are authorized to repurchase up to $10 million of our outstanding shares of common stock through November 17, 2024. The manner, timing and amount of any purchase will be based on an evaluation of market conditions, stock price and other factors. Repurchases under the program will be made in open market transactions in compliance with the Securities and Exchange Commission Rule 10b-18 and federal securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be extended, suspended or discontinued at any time at the Company’s discretion. The stock repurchase will be funded using the Company’s working capital.

The following table provides information with respect to repurchases made under the stock repurchase program since inception:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Available to be Purchased Under the Program

October 1, 2022 to October 31, 2022	-	$-	-	$-

November 1, 2022 to November 30, 2022	-	$-	-	$-

December 1, 2022 to December 31, 2022	581,746	$1.02	581,746	$9,389,438

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related for the years ended December 31, 2022 and 2021, which are included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K, and other factors that we have not identified.

The Company

Allied is a global experiential entertainment company focused on providing a growing audience of gamers with unique experiences through renowned assets, products, and services. Allied Esports International, Inc. operates global competitive esports properties designed to connect players and fans via a network of connected arenas. Esports Arena Las Vegas, LLC operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. Allied Esports GmbH operates a mobile esports trucks that serves as both a battleground and content generation hub and also operates a studio for recording and streaming gaming events.  The Company offers a variety of esports and gaming-related content, including world class tournaments, live and virtual entertainment and gaming events, and original programming to continuously foster an engaged gaming community. Allied Esports operates solely through its wholly owned subsidiaries. In December 2022, the Company completed a strategic review of its business operations and announced plans to restructure the existing esports business and expand its focus to include a broader array of entertainment and gaming products and services. Under this plan, the Company intends to pursue multiple channels of opportunities instead of a single significant corporate transaction such as an acquisition of complimentary assets or businesses, and it is currently exploring opportunities to leverage its location-based-entertainment expertise with a focus on gaming lifestyle and experiential entertainment, as well as growing its digital footprint and monetization capabilities through mobile gaming.

Allied’s in-person experiences include live events hosted at its flagship arena, HyperX Arena Las Vegas, an affiliate arena with one of its global network of esports arena partners, and its mobile arenas. Allied’s multiplatform content include its partnerships with live streamers, post-produced episodic content, and short-form repackaged content. Allied’s interactive services include strategic partnerships with various content creators, broadcasters, and streaming technology partners to provide interactive streaming experiences with a wide range of influencers.

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

The esports gaming industry is relatively new and is challenging. Competition is rapidly developing. Allied’s business relies upon its ability to grow and garner an active gamer community, and successfully monetize this community through tournament fees, live event ticket sales, and advertising and sponsorships utilizing a three-pillar approach, which includes:

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

Allied’s business plan requires significant capital expenditures, and it expects its operating expenses to increase significantly as it continues to expand its marketing efforts and operations in existing and new geographies and vertical markets (including its online esports tournament and gaming subscription platform it intends to develop). A key element of Allied’s growth strategy is to extend its brand by opening additional flagship arenas throughout the world and by licensing the Allied brand to third party esports arena operators, which it believes will provide attractive returns on investment.

COVID-19 Pandemic. The COVID-19 pandemic had an adverse effect on the Company. As a global entertainment company, our business revenue is generated through live, in person events with participants and spectators in multiple destination cities. The pandemic resulted in government regulation and restrictions on travel, resulting in significantly decreased attendance for our events. Allied was forced to cancel or postponed live events, and until Allied’s flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada reopened on June 25, 2020, operate online only. The arena is currently running at full capacity for daily play and weekly tournaments. During the course of 2022, the risks of the COVID-19 pandemic largely subsided and restrictions on live, in-person events were lifted. While the COVID-19 pandemic adversely affected our financial performance during fiscal year 2022, we do not anticipate such an adverse effect in 2023.

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

Discontinued Operations

The World Poker Tour is an internationally televised gaming and entertainment with brand presence in land-based poker tournaments, television, online and mobile. Leading innovation in the sport of poker since 2002, WPT helped ignite the global poker boom with the creation of a unique television show based on a series of high-stakes poker tournaments.

Sale of WPT Business. On January 19, 2021, the Company and its direct and indirect wholly-owned subsidiaries, Allied Esports Media, Inc. (“Esports Media,” and together with the Company, the “Selling Parties”) and Club Services, Inc. (“CSI”), entered into a Stock Purchase Agreement (the “Original Agreement”) with Element Partners, LLC (“Buyer”), pursuant to which the Selling Parties sold 100% of the outstanding capital stock of CSI to the Buyer. Prior to the sale of CSI capital stock, CSI was the Company’s indirect wholly-owned subsidiary that owned 100% of the outstanding capital stock of each of the legal entities that collectively operate or engage in the Company’s poker-related business and assets (the “WPT Business”). The sale of CSI is referred to herein as the “Sale Transaction”. The Selling Parties, CSI and Buyer entered into an Amended and Restated Stock Purchase Agreement on March 19, 2021, and thereafter amended such agreement on March 29, 2021 (as amended, the “Stock Purchase Agreement”).

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

The sale of the WPT business was closed on July 12, 2021 for $106.0 million. The Company recorded a gain on the sale of WPT as follows:

Cash consideration for sale of WPT(1)	$106,049,884

Less: book value of assets sold
Cash	3,579,988
Accounts receivable	2,999,352
Restricted cash	100,000
Prepaid expenses and other assets	264,385
Property and equipment, net	1,429,706
Goodwill	4,083,621
Intangible assets, net	10,986,463
Deposits	79,500
Deferred production costs	12,684,054
Net book value of assets sold	36,207,069

Add: liabilities assumed by buyer
Accounts payable	487,579
Accrued expenses and other liabilities	5,567,072
Deferred revenue	1,807,176
Deferred rent	2,619,967
Total liabilities assumed	10,481,794
Less: transaction expenses(2)	2,465,774

Gain on sale of WPT(3)	$77,858,835

(1)	Includes $105,120 of post-closing adjustments.

(2)	Includes $1,165,774 of legal and professional fees and $1,300,000 of amounts reimbursed to the Company’s principal stockholder. See Note 7 - Accrued Expense and Other Current Liabilities for additional details.

(3)	Management has determined that there are no current federal or state income taxes payable in connection with the sale of WPT, after considering the Company’s tax basis in the stock of WPT, as well as the Company’s projected tax losses for the 2021 tax year.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	For the
	Years Ended
	December 31,		Favorable
(in thousands)	2022	2021	(Unfavorable)

Revenues:
In-person	$6,101	$4,201	$1,900
Multiplatform content	251	755	(504)
Total Revenues	6,352	4,956	1,396
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	4,994	3,689	(1,305)
Multiplatform content (exclusive of depreciation and amortization)	110	387	277
Selling and marketing expenses	235	294	59
General and administrative expenses	10,482	13,053	2,571
Depreciation and amortization	2,065	3,306	1,241
Impairment of property and equipment	68	-	(68)
Impairment of digital assets	164	-	(164)
Loss From Operations	(11,766)	(15,773)	4,007
Gain on forgiveness of PPP loans and interest	-	912	(912)
Other income, net	153	69	84
Interest income (expense), net	789	(268)	1,057
Loss from continuing operations	(10,824)	(15,060)	4,236
Income from discontinued operations	-	67	(67)
Gain on sale of WPT	-	77,859	(77,859)
Income from discontinued operations, net of tax	-	77,926	(77,926)
Net income (loss)	$(10,824)	$62,866	$(73,690)

Revenues

In-person experience revenues increased by approximately $1.9 million, or 45%, to approximately $6.1 million for the year ended December 31, 2022 from approximately $4.2 million for the year ended December 31, 2021. The increase of in-person experience revenues was driven by (a) a $1.1 million increase in sponsorship revenue from a new contract entered into in the first quarter of 2022, (b) a $0.4 million increase in food and beverage, ticket and gaming and merchandising revenue primarily attributable to the removal of COVID-19 pandemic-related capacity restrictions at the Company’s HyperX Esports Arena in Las Vegas on June 1, 2021, and (c) a $0.4 million increase in event revenue. The $0.4 million increase in event revenue included a $1.1 million increase in studio and truck rental revenue, $0.3 million increase in HyperX Esports Arena event revenue primarily attributable to larger events occurring in 2022 compared to 2021 and a $1.0 million decrease in rental revenue that was driven by a new contract entered into in 2021 that did not renew in 2022.

Multiplatform content revenues decreased by approximately $504 thousand, or 67%, to approximately $251 thousand for the year ended December 31, 2022 from approximately $755 thousand for the year ended December 31, 2021. The decrease of multiplatform content revenues was driven by a contract entered into in the second quarter of 2021 that did not renew in 2022.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) increased by approximately $1.3 million, or 35%, to approximately $5.0 million for the year ended December 31, 2022 from approximately $3.7 million for the year ended December 31, 2021. The increase of in-person costs was driven by (a) a $1.8 million increase in event costs resulting from larger events and additional tournaments with higher payouts primarily attributable to the removal of COVID-19 pandemic-related capacity restrictions at the Company’s HyperX Esports Arena in Las Vegas on June 1, 2021, and (b) $0.4 million of higher truck costs resulting from the additional truck stops for our NASCAR events. This was offset by a decrease of $0.9 million in production costs driven by the new contract entered into in 2021 which did not renew in 2022.

Multiplatform content costs (exclusive of depreciation and amortization) decreased by approximately $277 thousand, or 72%, to approximately $110 thousand for the year ended December 31, 2022 from approximately $387 thousand for the year ended December 31, 2021. The decrease in multiplatform content costs corresponds to higher costs in the second quarter of 2021 resulting from a new contract that did not renew in 2022. This was partially offset by an increase in costs associated with the sale of NFT for the year ended December 31, 2022.

Selling and marketing expenses decreased by approximately $59 thousand, or 20%, to approximately $235 thousand for the year ended December 31, 2022 from approximately $294 thousand for the year ended December 31, 2021. The decrease in selling and marketing expenses was driven by higher expenses in 2021 as the Company increased marketing efforts to increase awareness of the HyperX Esports Arena in Las Vegas reopening to full capacity.

General and administrative expenses decreased by approximately $2.6 million, or 20%, to approximately $10.5 million for the year ended December 31, 2022 from approximately $13.1 million for the year ended December 31, 2021. The decrease in general and administrative expenses resulted from higher expenses during the twelve months ended December 31, 2021 as follows: (i) $1.1 million in stock-based compensation from the issuance of director grants and restricted stock units issued to the Company’s former CEO during 2021; (ii) $0.7 million in legal and professional fees related to the sale of WPT; and (iii) $1.1 million in corporate payroll and bonus; and (iv) $0.1 million in other general and administrative expenses. The decrease in corporate payroll expense from 2021 was offset by a $0.4 million increase in 2022 severance benefit expenses incurred in connection with the termination of our former CEO.

Depreciation and amortization decreased by approximately $1.2 million, or 38%, to approximately $2.1 million for the year ended December 31, 2022, from approximately $3.3 million for the year ended December 31, 2021. The decrease was primarily due to an out-of-period adjustment of $0.6 million to correct the amortization of leasehold improvements in prior periods.

Impairment of property and equipment was approximately $68 thousand for the year ended December 31, 2022 compared to $0 for the year ended December 31, 2021. The impairment resulted from management’s determination that the projected cash flows from certain equipment will not be sufficient to recover the carrying value of those assets.

We recognized an impairment of digital assets of approximately $164 thousand for the year ended December 31, 2022. The impairment loss is a result of the market price on active exchanges falling below the carrying value of the digital assets. The Company did not have any Ether or other digital assets on the books during the year ended December 31, 2021.

Gain on forgiveness of PPP loans and interest

We recognized a gain on the full forgiveness of the PPP loans and related interest of approximately $912 thousand during the year ended December 31, 2021.

Other income, net

We recognized other income, net, of approximately $153 thousand during the year ended December 31, 2022, compared to $69 thousand recorded for the year ended December 31, 2021. The increase was due to the reversal of an income tax payable that was no longer due. This was slightly offset by changes in the fair value of the warrant liability in 2022.

Interest income (expense), net

Interest income (expense), net was approximately $0.8 million and approximately $(0.3) million for the years ended December 31, 2022 and 2021, respectively, representing an increase of interest income of approximately $1.1 million, or 394%. The decrease in interest expense was a result of the use of the proceeds of the sale of WPT to offset the principal balance of notes payable and convertible notes outstanding during the period. Interest income for the year ended December 31, 2022 was a result of interest earned on the cash received from the sale of WPT.

Results of Discontinued Operations

We recognized income from discontinued operations, net of tax, of $77.9 million during the year ended December 31, 2021, primarily as a result of the sale of the WPT business on July 12, 2021.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital surplus from continuing operations at December 31, 2022 and December 31, 2021, respectively.

	December 31,
(in thousands)	2022	2021
Current Assets	$82,377	$94,261
Current Liabilities	$3,298	$5,249
Working Capital Surplus	$79,079	$89,012

Our primary sources of liquidity and capital resources are cash and short-term investments on the balance sheet and funds raised through debt or equity financing.

As of December 31, 2022, we had cash of $11.2 million (not including approximately $70.0 million of short-term investments and $5.0 million of restricted cash) and working capital from continuing operations of approximately $79.1 million. For the years ended December 31, 2022 and 2021, we incurred net losses from continuing operations of approximately $10.8 million and $15.1 million, respectively, and used cash in continuing operations of approximately $11.0 million and $10.1 million, respectively. Cash requirements for our current liabilities include approximately $2.0 million for accounts payable and accrued expenses and $1.2 million for the current portion of an operating lease liability. Cash requirements for non-current liabilities include approximately $6.5 million for the non-current portion of an operating lease liability. The Company intends to meet these cash requirements from its current cash balance.

On July 12, 2021, we completed the sale of the WPT business for an aggregate purchase price of $106.0 million. With the sale of the WPT business, we believe our current cash on hand is sufficient to meet our operating and capital requirements for at least the next twelve months from the date of this Report.

Cash Flows from Operating, Investing and Financing Activities

The tables below summarize cash flows from continuing operations for the years ended December 31, 2022 and 2021, respectively.

	For the Years Ended
	December 31,
(in thousands)	2022	2021
Net cash provided by (used in)
Operating activities	$(10,934)	$(10,079)
Investing activities	$(70,135)	$105,858
Financing activities	$(611)	$(3,421)

Net Cash Used in Operating Activities

Net cash used in operating activities primarily represents the results of operations exclusive of non-cash expenses plus the impact of changes in operating assets and liabilities.

Net cash used in operating activities for the years ended December 31, 2022 and 2021 was approximately $11.0 million and $10.1 million, respectively, representing an increase of $0.9 million. During the years ended December 31, 2022 and 2021, the net cash used in operating activities was primarily attributable to the net loss from continuing operations of approximately $10.8 million and $15.1 million, respectively, $4.0 million and $3.8 million, respectively, of net non-cash expenses, and approximately ($4.1) million and $1.2 million, respectively, of cash (used in) provided by changes in the levels of operating assets and liabilities.

Net Cash (Used In) Provided By Investing Activities

Net cash (used in) provided by investing activities primarily relates to cash used for the purchase of property and equipment and other investment activity.

Net cash used in investing activities during the year ended December 31, 2022 was approximately $70.1 million, which consisted primarily of approximately $70.0 million for the purchase of certificates of deposit.

Net cash provided by investing activities during the year ended December 31, 2021 was approximately $105.9 million, which consisted primarily of approximately $106.0 million cash consideration for the sale of WPT, partially offset by approximately $192 thousand of cash used for the purchase of property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 was approximately $0.6 million compared to approximately $3.4 million for the year ended December 31, 2021. Net cash used in financing activities during the year ended December 31, 2022 represented the purchase of treasury stock. Net cash used in financing activities during the year ended December 31, 2021 represented the repayments of bridge loans during the period.

Cash Flows from Discontinued Operations

Cash held by the WPT business of approximately $3.6 million was sold in connection with the 2021 sale of the WPT business. No cash was provided by, or (used in), discontinued operations in 2022.

Capital Expenditures

As of December 31, 2022, the Company had no material commitments for capital expenditures.

Stock Repurchase Program

On November 11, 2022, our Board of Directors (the “Board”) authorized a stock repurchase program under which we are authorized to repurchase up to $10 million of our outstanding shares of common stock through November 17, 2024. The manner, timing and amount of any purchase will be based on an evaluation of market conditions, stock price and other factors. Repurchases under the program will be made in open market transactions in compliance with the Securities and Exchange Commission Rule 10b-18 and federal securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be extended, suspended or discontinued at any time at the Company's discretion. The stock repurchase will be funded using the Company's working capital. The total number of shares purchased by the Company between December 1, 2022, and December 31, 2022, was 581,746. The average price per share for the shares purchased was $1.02. The approximate dollar value of the shares available to be purchased under the program is $9,389,438 as of December 31, 2022.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing activities, nor does the Company have any interest in entities referred to as variable interest entities.

Critical Accounting Estimates and Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the financial statements, and revenues and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Management bases their estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements.

While our significant accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements, we believe that there were no critical accounting policies and estimates that affect the preparation of financial statements.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses indicative of many smaller reporting companies as of December 31, 2022:

●	inadequate segregation of duties resulting from limited accounting staff and resources; and

●	inadequate information technology general controls as it relates to user access and change management.

The Company experienced some key personnel turnover in its accounting and information technology areas during 2022. This placed a significant impact on the Company’s internal controls leading to the material weakness described above. Our management, under the oversight of our Audit Committee, and in consultation with outside advisors, has begun evaluating and implementing measures designed to ensure that control deficiencies contributing to the material weakness are remediated. These remediation measures include but are not limited to: (i) reorganizing roles and responsibilities to address segregation of duties issues, (ii) evaluating and implementing enhanced process controls around user access and change management; and (iii) monitoring and conducting regular assessment of the effectiveness of internal controls.

We believe the above actions will be effective in remediating the material weakness described above and we will continue to devote time and attention to these remedial efforts. However, as we continue to evaluate and take actions to improve our internal controls over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above. Our remediation efforts will not be considered complete until the appliable controls operate for a sufficient period and our management has concluded, through testing, that these controls are operating effectively.

Nevertheless, notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our consolidated financial statements included in the Annual Report on Form 10-K are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of December 31, 2022, as a result of the material weaknesses described above.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this Report or during the quarter ended December 31, 2022, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Attestation Report of Registered Public Accounting Firm

This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm as we are not an accelerated filer, nor a large accelerated filer.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page 30.

(b)	See “Exhibit Index” on page 30.

(c)	Not applicable.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated December 19, 2018, by and among Black Ridge Acquisition Corp., Black Ridge Merger Sub, Corp., Allied Esports Entertainment, Inc., Noble Link Global Limited, Ourgame International Holdings Ltd., and Primo Vital Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018)
2.2	Amendment to Agreement and Plan of Reorganization, dated August 5, 2019 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed August 15, 2019)
2.3	Agreement of Merger, dated August 9, 2019, between Noble Link Global Limited and Allied Esports Media, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed August 15, 2019)
2.4	Plan of Merger, dated August 9, 2019, between Noble Link Global Limited and Allied Esports Media, Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed August 15, 2019)
2.5	Stock Purchase Agreement, dated January 19, 2021, by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 19, 2021)
2.6	Amended and Restated Stock Purchase Agreement, dated March 19, 2021, by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 22, 2021)
2.7	Amendment No. 1 to Amended and Restated Stock Purchase Agreement, dated March 29, 2021, by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 30, 2021)
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 15, 2019)
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 27, 2020)
3.3	Second Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2020)
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 1, 2022)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 1, 2022)
4.1	Specimen common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed September 22, 2017)
4.2	Specimen warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed September 22, 2017)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed September 22, 2017)
4.4	Form of warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.5 to the Company’s Form S-1/A filed September 22, 2017)
4.5*	Description of Registrant’s Securities
4.6	Form of Common Stock Purchase Warrant issued June 8, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 8, 2020)
4.7	Allied Esports Entertainment, Inc. 2019 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed August 24, 2021)
4.8	Allied Esports Entertainment, Inc. 2019 Stock Incentive plan Amendment dated December 30, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 30, 2021)

Exhibit No.	Description
10.1†	Pliska Employment Agreement dated January 24, 2018 (incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed August 15, 2019)
10.2†	Pliska Employment Agreement Amendment dated June 1, 2018 (incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed August 15, 2019)
10.3†	Pliska Employment Agreement Second Amendment dated December 19, 2018 (incorporated by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K filed August 15, 2019)
10.4†	Change in Control Agreement dated December 31, 2020 by and between Allied Esports Entertainment, Inc. and Adam Pliska (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 19, 2021)
10.5†	Restricted Stock Unit Agreement dated January 19, 2021 by and between Allied Esports Entertainment, Inc. and Frank Ng (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2021)
10.6	Assignment and Assumption Agreement dated April 24, 2020 among Ourgame International Holdings Limited, Trisara Ventures, LLC, Adam Pliska and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2020)
10.7	Separation Agreement and Release dated February 16, 2022 by and between Libing (Claire) Wu and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2022)
10.8	Release and Non-disparagement Agreement dated March 7, 2022 by and between Jerry Lewin and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed May 25, 2022)
10.9	Settlement Agreement, dated April 15, 2022, by and between Ourgame International Holdings Limited and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed May 25, 2022)
21.1*	Subsidiaries of Company
23.1*	Consent of ZH CPA, LLC
23.2*	Consent of Marcum LLP
31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a)
31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a)
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document*
101.SCH*	Inline XBRL Taxonomy Extension Schema*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase*
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) and Item 15(b) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2023	ALLIED GAMING & ENTERTAINMENT, INC.

	By:	/s/ Yinghau Chen
		Name:	Yinghau Chen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yinghau Chen	Chief Executive Officer (principal executive officer) and Director	March 24, 2023
Yinghau Chen

/s/ Roy Anderson	Chief Financial Officer (principal financial and accounting officer)	March 24, 2023
Roy Anderson

/s/ Lyle Berman	Director	March 24, 2023
Lyle Berman

/s/ Bradley Berman	Director	March 24, 2023
Bradley Berman

/s/ Yushi Guo	Director	March 24, 2023
Yushi Guo

/s/ Joseph Lahti	Director	March 24, 2023
Joseph Lahti

/s/ Yangyang Li	Director	March 24, 2023
Yangyang Li

/s/ Jingsheng (Jason) Lu	Director	March 24, 2023
Jingsheng (Jason) Lu

/s/ Benjamin Oehler	Director	March 24, 2023
Benjamin Oehler

/s/ Adam Pliska	Director	March 24, 2023
Adam Pliska

/s/ Guanzhou (Jerry) Qin	Director	March 24, 2023
Guanzhou (Jerry) Qin

/s/ Yuanfei Qu	Director	March 24, 2023
Yuanfei Qu

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Allied Gaming & Entertainment Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allied Gaming & Entertainment Inc. and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statement of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2022.

Denver, Colorado

March 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Allied Esports Entertainment, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Allied Esports Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

We have served as the Company’s auditor from 2018 to November 2022.

Melville, NY
May 26, 2022

Allied Gaming & Entertainment Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$11,167,442	$92,887,030
Short-term investments	70,000,000	-
Interest receivable	677,397	-
Accounts receivable	72,739	389,040
Prepaid expenses and other current assets	459,274	984,777
Total Current Assets	82,376,852	94,260,847
Restricted cash	5,000,000	5,000,000
Property and equipment, net	4,005,622	6,136,893
Digital assets	49,761	-
Intangible assets, net	22,836	26,827
Deposits	379,105	379,105
Operating lease right-of-use asset	5,845,549	-
Other assets	49,950	-
Total Assets	$97,729,675	$105,803,672
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$317,561	$341,161
Accrued expenses and other current liabilities	1,645,379	2,966,245
Accrued expenses - related party	-	1,800,000
Deferred revenue	108,428	141,825
Operating lease liability, current portion	1,227,164	-
Total Current Liabilities	3,298,532	5,249,231
Deferred rent	-	1,907,634
Operating lease liability, non-current portion	6,527,075	-
Total Liabilities	9,825,607	7,156,865
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 39,085,470 and 39,116,907 shares issued at December 31, 2022 and 2021, respectively, and 38,503,724 and 39,116,907 shares outstanding at December 31, 2022 and 2021, respectively	3,909	3,912
Additional paid in capital	198,526,614	197,784,972
Accumulated deficit	(110,235,568)	(99,411,683)
Accumulated other comprehensive income	219,675	269,606
Treasury stock, at cost, 581,746 and 0 shares at December 31, 2022 and 2021, respectively	(610,562)	-
Total Stockholders’ Equity	87,904,068	98,646,807
Total Liabilities and Stockholders’ Equity	$97,729,675	$105,803,672

The accompanying notes are an integral part of these consolidated financial statements.

Allied Gaming & Entertainment Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2022	2021

Revenues:
In-person	$6,100,912	$4,201,259
Multiplatform content	251,558	754,781
Total Revenues	6,352,470	4,956,040
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	4,994,610	3,688,527
Multiplatform content (exclusive of depreciation and amortization)	109,563	386,723
Selling and marketing expenses	234,813	294,417
General and administrative expenses	10,482,421	13,052,963
Depreciation and amortization	2,065,348	3,305,895
Impairment of property and equipment	67,500	-
Impairment of digital assets	164,411	-
Total Costs and Expenses	18,118,666	20,728,525
Loss From Operations	(11,766,196)	(15,772,485)
Other Income (Expense):
Gain on forgiveness of PPP loans and interest	-	912,475
Other income, net	153,009	68,917
Interest income (expense), net	789,302	(268,752)
Total Other Expense	942,311	712,640
Loss from continuing operations	(10,823,885)	(15,059,845)
Income from discontinued operations	-	66,741
Gain on sale of WPT	-	77,858,835
Income from discontinued operations, net of tax	-	77,925,576
Net (loss) income	$(10,823,885)	$62,865,731

Basic and Diluted Net Loss (Income) per Common Share
Continuing operations	$(0.28)	$(0.39)
Discontinued operations, net of tax	$-	$2.00

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	39,071,501	39,004,317

The accompanying notes are an integral part of these consolidated financial statements.

Allied Gaming & Entertainment Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended
	December 31,
	2022	2021

Comprehensive (Loss) Income
Net (Loss) Income	$(10,823,885)	$62,865,731
Other comprehensive (loss) income:
Foreign currency translation adjustments	(49,931)	78,640
Total Comprehensive (Loss) Income	$(10,873,816)	$62,944,371

The accompanying notes are an integral part of these consolidated financial statements.

Allied Gaming & Entertainment Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For The Years Ended December 31, 2022 and 2021

					Additional	Accumulated Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2021	38,506,844	$3,851	-	$-	$195,488,181	$190,966	$(162,277,414)	$33,405,584
Stock-based compensation:
Common stock issued	126,584	13	-	-	199,987	-	-	200,000
Restricted shares issued	80,000	8	-	-	(8)	-	-	-
Amortization of stock options	-	-	-	-	1,224,699	-	-	1,224,699
Amortization of restricted common stock	-	-	-	-	260,433	-	-	260,433
Shares issued for redemption of debt and accrued interest	529,383	53	-	-	821,814	-	-	821,867
Shares withheld for employee payroll tax	(100,904)	(10)	-	-	(210,137)	-	-	(210,147)
Restricted stock awards forfeited upon resignation of employee	(25,000)	(3)	-	-	3	-	-	-
Net income	-	-	-	-	-	-	62,865,731	62,865,731
Other comprehensive income	-	-	-	-	-	78,640	-	78,640
Balance - December 31, 2021	39,116,907	3,912	-	-	197,784,972	269,606	(99,411,683)	98,646,807
Stock-based compensation:
Restricted common stock	-	-	-	-	82,345	-	-	82,345
Stock options	-	-	-	-	708,964	-	-	708,964
Shares withheld for employee payroll tax	(31,437)	(3)			(49,667)	-	-	(49,670)
Repurchases of common stock	-	-	581,746	(610,562)	-	-	-	(610,562)
Net loss	-	-	-	-	-	-	(10,823,885)	(10,823,885)
Foreign currency translation adjustments	-	-	-	-	-	(49,931)	-	(49,931)
Balance - December 31, 2022	39,085,470	3,909	581,746	(610,562)	198,526,614	219,675	(110,235,568)	87,904,068

The accompanying notes are an integral part of these consolidated financial statements.

Allied Gaming & Entertainment Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2022	2021
Cash Flows From Operating Activities
Net (loss) income	$(10,823,885)	$62,865,731
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from discontinued operations, net of tax provision	-	(77,925,576)
Stock-based compensation	791,309	1,323,872
Shares withheld for employee payroll tax expense	-	(210,147)
Non-cash rent expense	868,210	-
Gain on forgiveness of PPP loans and interest	-	(912,475)
Digital currency received as revenue	(250,252)	-
Impairment of digital assets	164,411	-
Impairment of property and equipment	67,500	-
Loss on equipment disposal	33,583	-
Expenses paid using digital assets	77,106	-
Change in fair value of warrant liabilities	(3,100)	200
Amortization of debt discount	-	3,646
Non-cash interest expense	-	45,451
Depreciation and amortization	2,065,348	3,305,895
Deferred rent	216,024	214,568
Changes in operating assets and liabilities:
Accounts receivable	315,708	(118,710)
Interest receivable	(677,397)	-
Prepaid expenses and other current assets	519,463	(83,875)
Deposits	-	245,895
Accounts payable	(22,356)	(556,783)
Accrued expenses and other current liabilities	(3,159,571)	1,087,802
Accrued interest	-	(146,894)
Operating lease liability	(1,083,178)	-
Due to affiliates	-	697,548
Deferred revenue	(33,397)	84,807
Total Adjustments	(110,589)	(72,944,776)
Net Cash Used In Operating Activities	(10,934,474)	(10,079,045)
Cash Flows From Investing Activities
Cash consideration for sale of WPT	-	106,049,886
Expenditures on software development costs	(49,950)	-
Purchases of short-term investments	(70,000,000)	-
Investment in digital assets	(41,026)	-
Purchases of property and equipment	(44,386)	(191,668)
Net Cash (Used In) Provided By Investing Activities	(70,135,362)	105,858,218
Cash Flows From Financing Activities
Repayments of bridge loans	-	(3,421,096)
Purchase of treasury stock	(610,562)	-
Net Cash Used In Financing Activities	(610,562)	(3,421,096)
Cash Flows From Discontinued Operations
Operating activities	-	63,956
Investing activities	-	(17,259)
Change in cash balance of discontinued operations	-	3,633,291
Cash sold in connection with sale of WPT	-	(3,679,988)
Net Cash Provided By Discontinued Operations	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Allied Gaming & Entertainment Inc. and Subsidiaries

Consolidated Statements of Cash Flows, continued

	For the Years Ended
	December 31,
	2022	2021
Effect of Exchange Rate Changes on Cash	(39,190)	104,730
Net (Decrease) Increase In Cash, Cash Equivalents, And Restricted Cash	(81,719,588)	92,462,807
Cash, cash equivalents, and restricted cash - Beginning of Year	97,887,030	5,424,223
Cash, cash equivalents, and restricted cash - End of Year	$16,167,442	$97,887,030
Cash and restricted cash consisted of the following:
Cash	$11,167,442	$92,887,030
Restricted cash	5,000,000	5,000,000
	$16,167,442	$97,887,030

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$-	$350,471

Non-Cash Investing and Financing Activities:
Shares withheld for accrued employee payroll tax liability	$49,670	$-
ROU asset and lease liability, net of deferred rent, recognized upon adoption of ASC 842	$6,713,759	$-
Shares issued for redemption of debt and accrued interest	$-	$821,867
Forgiveness of amounts due to affiliate	$-	$9,370,261

The accompanying notes are an integral part of these consolidated financial statements.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Background and Basis of Presentation

Allied Gaming & Entertainment Inc. (“AGAE” and together with its subsidiaries, “the Company”) operates a public esports and entertainment company, consisting of the Allied Esports business and, until the sale of WPT on July 12, 2021, the World Poker Tour business. Allied Esports operates through its wholly owned subsidiaries Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”) and Allied Esports GmbH (“AEG”). AEII operates global competitive esports properties designed to connect players and fans via a network of connected arenas. ESALV operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. AEG operates a mobile esports truck that serves as both a battleground and content generation hub and also operates a studio for recording and streaming gaming events.

AGAE’s formerly wholly owned subsidiaries, Peerless Media Limited, Club Services, Inc. (“CSI”) and WPT Enterprises, Inc., operated the poker-related business of AESE and are collectively referred to herein as “World Poker Tour” or “WPT”. World Poker Tour is an internationally televised gaming and entertainment company that has been involved in the sport of poker since 2002 and created a television show based on a series of high-stakes poker tournaments.

On January 19, 2021, the Company entered into a stock purchase agreement (as amended and restated, the “SPA”) for the sale of 100% of the capital stock of CSI. CSI owns 100% of each of the legal entities which comprise World Poker Tour. On July 12, 2021, the Company consummated the sale of the World Poker Tour business. As a result of the Company’s sale of WPT, the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021, and the consolidated statements of cash flows for the year ended December 31, 2021, present the results and accounts of World Poker Tour as discontinued operations. See Note 3 – Sale of WPT.

Note 2 – Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been derived from the accounting records of AGAE and its consolidated subsidiaries. All significant intercompany balances have been eliminated in the consolidated financial statements. The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the accounting rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, the valuation and carrying amount of deferred tax assets, stock-based compensation, and accounts receivable reserves, as well as the recoverability and useful lives of long-lived assets, including intangible assets and property and equipment. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Cash and Cash Equivalents

All short-term investments of the Company that have a maturity of three months or less when purchased are considered to be cash equivalents. As of December 31, 2022 and 2021, the Company’s cash equivalents consist of Certificate of Deposits of $10 million and $0, respectively. Accrued interest receivable on cash equivalents totaled $80,137 and $0 at December 31, 2022 and 2021, respectively and is included in current assets in the accompanying consolidated balance sheets.

Restricted Cash

Restricted cash consists of $5.0 million of cash held in an escrow account to be utilized for various approved strategic initiatives and esports event programs pursuant to an agreement with Brookfield Property Partners (See Note 12 – Commitments and Contingencies, Investment Agreements).

Short-term Investments

Short-term investments consist of certificates of deposit with original maturities of greater than three months but less than or equal to twelve months when purchased. Accrued interest receivable on short-term investments totaled $597,260 and $0 at December 31, 2022 and 2021, respectively and is included in current assets in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable are carried at their contractual amounts less allowance for doubtful accounts. Management establishes an allowance for doubtful accounts based on its historic loss experience and current economic conditions. Losses are charged to the allowance when management deems further collection efforts will not produce additional recoveries. As of December 31, 2022 and 2021, there was no allowance for doubtful accounts.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The estimated useful lives of property and equipment are as follows:

Office equipment	3 - 5 years
Computer equipment	3 - 5 years
Production equipment	5 years
Furniture and fixtures	3 - 5 years
Esports gaming truck	5 years
Leasehold improvements	Lessor of 10 years or remaining lease term

Internal Use Software Development Costs

The costs incurred in the preliminary stages of software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized and included within other assets on the accompanying balance sheet. Once they are ready for intended use they are amortized on a straight-line basis over their estimated useful lives. As of December 31, 2022 and 2021, no internal use software has been placed into service (see Note 12 – Commitments and Contingencies – System Development Agreement for additional details).

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

During the year ended December 31, 2022, the Company recognized an impairment of $164,411 related to digital assets, and an impairment of $67,500 related to property and equipment, due to management’s determination that the future cash flows from these assets are not expected to be sufficient to recover their carrying value. No impairment costs on long-lived assets were recognized during the year ended December 31, 2021.

Allied Gaming & Entertainment Inc. and Subsidiaries

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

With regard to the warrants currently outstanding:

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

As of December 31, 2022 and 2021, the fair value of warrant liabilities related to our Sponsor Warrants totaled $100 and $3,200, respectively, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. See Note 7 – Accrued Expenses and Other Current Liabilities.

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

The following table provides information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

As of December 31, 2022	Level 1	Level 2	Level 3	Total

Digital assets	$49,761	$-	$-	$49,761
Sponsor warrants	-	-	100	100
Short-term investments	-	70,000,000	-	70,000,000
Total	$49,761	$70,000,000	$100	$70,049,861

As of December 31, 2021	Level 1	Level 2	Level 3	Total

Digital assets	$-	$-	$-	$-
Sponsor warrants	-	-	3,200	3,200
Short-term investments	-	-	-	-
Total	$-	$-	$3,200	$3,200

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The carrying amounts of the Company’s financial instruments, such as cash equivalents, accounts receivable, interest receivable, accounts payable, operating lease liabilities, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

The Sponsor Warrants are carried at fair value as of December 31, 2022 and 2021. The Sponsor Warrants are valued using level 3 inputs. The fair value of the Sponsor Warrants is estimated using the Black-Scholes option pricing method. Significant level 3 inputs used to calculate the fair value of the Sponsor Warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

The following is a roll forward of the Company’s Level 3 instruments:

Balance, January 1, 2021	$3,000
Change in fair value of sponsor warrants	200
Balance, December 31, 2021	3,200
Change in fair value of sponsor warrants	(3,100)
Balance, December 31, 2022	$100

The key inputs into the Black-Scholes model at the relevant measurement dates were as follows:

	December 31,	December 31,
Input	2022	2021
Risk-free rate	4.57%	0.97%
Remaining term in years	1.61	2.61
Expected volatility	56.0%	46.0%
Exercise price	$11.50	$11.50
Fair value of common stock	$1.05	$1.81

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

The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s statements of operations. As of December 31, 2022 and 2021, the Company had no liability for unrecognized tax benefits. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Leases

See Note 2 Significant Accounting Policies – Recently Adopted Accounting Pronouncements for further details on the adoption of ASC 842.

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

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of December 31,
	2022	2021
Restricted common shares	-	80,000
Options	1,675,000	2,415,000
Warrants	20,091,549	20,091,549
Equity purchase options	-	600,000
Contingent consideration shares (1)	192,308	192,308
	21,958,857	23,378,857

(1)	Holders who elected to convert their convertible debt into common stock are entitled to receive contingent consideration shares equal to the product of (i) 3,846,153 shares, multiplied by (ii) that holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after August 9, 2019, the last exchange-reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days.

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

The Company recognizes revenue from continuing operations primarily from the following sources:

In-person revenue

The Company’s in-person revenue is comprised of event revenue, sponsorship revenue, merchandising revenue and other revenue. Event revenues from the rental of the Allied Esports arena and gaming trucks are recognized over the term of the event based on the number of days completed relative to the total days of the event, as this method best depicts the transfer of control to the customer. In-person revenue also includes revenue from ticket sales, admission fees and food and beverage sales for events held at the Company’s esports properties. Ticket revenue is recognized at the completion of the applicable event. Point of sale revenues, such as food and beverage, gaming and merchandising revenues, are recognized when control of the related goods are transferred to the customer.

The Company also generates sponsorship revenue from the naming rights of its esports arena and from the production and distribution of programming over interactive live-streaming services.

Sponsorship revenues from naming rights of the Company’s esports arena are recognized on a straight-line basis over the contractual term of the agreement. Subscription revenues from program distribution are recognized over the term of the contract under the “output method” as the programs are distributed. The Company has determined that this method provides a faithful depiction of the transfer of goods or services to the customer.

The Company records deferred revenue to the extent that payment has been received for services that have yet to be performed.

In-person revenue was comprised of the following for the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,
	2022	2021
Event revenue	$2,803,396	$2,459,613
Sponsorship revenue	1,838,908	779,487
Food and beverage revenue	832,282	446,202
Ticket and gaming revenue	529,201	480,519
Merchandising revenue	97,125	35,338
Other revenue	-	100
Total in-person revenue	$6,100,912	$4,201,259

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Multiplatform revenue

Multiplatform revenue was comprised of the following for the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,
	2022	2021
NFT revenue	$250,252	$-
Distribution revenue	1,306	754,781
Total multiplatform revenue	$251,558	$754,781

The Company’s NFT revenue was generated from the sale of non-fungible tokens (NFTs). The Company’s NFTs exist on the Ethereum Blockchain under the Company’s EPICBEAST brand, a digital art collection of 1,958 unique beasts inspired by past and present e-sport games. The Company uses the NFT exchange, OpenSea, to facilitate the sale of NFTs. The Company, through OpenSea, has custody and control of the NFT prior to the delivery to the customer and records revenue at a point in time when the NFT is delivered to the customer and the customer pays. The Company has no obligations for returns, refunds or warranty after the NFT sale.

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

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	For the Years Ended
	December 31,
	2022	2021

Revenues Recognized at a Point in Time:
NFT revenue	$250,252	$-
Distribution revenue	1,306	754,781
Food and beverage revenue	832,282	446,202
Ticket and gaming revenue	529,201	480,519
Merchandising revenue	97,125	35,338
Other revenue	-	100
Total Revenues Recognized at a Point in Time	1,710,166	1,716,940

Revenues Recognized Over a Period of Time:
Event revenue	2,803,396	2,459.613
Sponsorship revenue	1,838,908	779,487
Total Revenues Recognized Over a Period of Time	4,642,304	3,239,100
Total Revenues	$6,352,470	$4,956,040

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of December 31, 2022 and 2021, the Company had contract liabilities of $108,428 and $141,825, respectively, which are included in deferred revenue on the balance sheet.

As of December 31, 2022, $129,236 of performance obligations in connection with contract liabilities included within deferred revenue on the prior year consolidated balance sheet have been satisfied. The Company expects to satisfy the remaining performance obligations of $12,589 related to its December 31, 2021 deferred revenue balance and $108,428 related to its December 31, 2022 balance within the next twelve months. During the years ended December 31, 2022 and 2021, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in our consolidated statements of operations and comprehensive loss. The Company recorded an impairment loss of $164,411 for the year ended December 31, 2022.

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

Advertising Costs

Advertising costs from continuing operations are charged to operations in the year incurred and totaled $69,232 and $127,612 for the years ended December 31, 2022 and 2021, respectively.

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and geographies. The Company maintains cash deposits and short-term investments with major U.S. financial institutions that at various times may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts, periodically evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During the years ended December 31, 2022 and 2021, 3% and 4%, respectively, of the Company’s revenues from continuing operations were from customers in foreign countries.

During the year ended December 31, 2022, the Company’s three largest customers accounted for 17%, 16%, and 10% of the Company’s consolidated revenues from continuing operations. During the year ended December 31, 2021, the Company’s three largest customers accounted for 20%, 15%, and 13% of the Company’s consolidated revenues from continuing operations.

As of December 31, 2022, the Company’s two largest customers represented 74% and 19%, respectively, of the Company’s accounts receivable. As of December 31, 2021, the Company’s four largest customers represented 31%, 29%, 15% and 10%, respectively, of the Company’s accounts receivable.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Euro). Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (1.0699 and 1.1342 at December 31, 2022 and 2021, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (1.0536 and 1.1830 for the years ended December 31, 2022 and 2021, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income (loss).

The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Realized losses of $17,641 and $53,538 arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency for the years ended December 31, 2022 and 2021, respectively, are recognized in operating results in the consolidated statements of operations.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

Discontinued Operations

The results of operations of WPT for the period from January 1 through July 12, 2021 are included in “(Loss) income from discontinued operations, net of tax provision” in the accompanying Consolidated Statements of Operations.

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications had no effect on previously reported results of operations or loss per share.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to clarify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature model. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, this ASU improves disclosure requirements for convertible instruments and earnings-per-share guidance. The ASU also revises the derivative scope exception guidance to reduce form-over-substance-based accounting conclusions driven by remote contingent events. The amendments in this update are effective for our fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption will be permitted, but no earlier than for fiscal years beginning after December 15, 2020. The Company early adopted ASU 2020-06 effective January 1, 2023 which eliminates the need to assess whether a beneficial conversion feature needs to be recognized upon the issuance of new convertible instruments. The adoption of ASU 2020-06 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

On May 3, 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. This standard was adopted on January 1, 2022 and did not have a material impact on the Company’s consolidated financial statements.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which increases the transparency of government assistance including the disclosure of (1) the type of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The amendments in this update are effective for the Company in the financial statements issued for annual periods beginning after December 15, 2021. The Company adopted this standard on January 1, 2022 and it did not have a material effect on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for private companies and emerging growth companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU 2016-02 on December 31, 2022, effective January 1, 2022 under the modified retrospective transition approach using effective date as the date of initial application. Upon transition, the Company applied the package of practical expedients permitted under ASC 842 transition guidance to its entire lease portfolio on January 1, 2022. As a result, the Company was not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases, and (iii) initial direct costs for any existing leases. Furthermore, the Company made an accounting policy election not to recognize lease assets and lease liabilities for leases with a term of 12 months or less, as permitted by ASC 842. The Company determines lease existence and classification at inception when an agreement conveys the right to control identified property for a period of time in exchange for consideration. The adoption of this ASU had a material impact on the Company’s financial statements, primarily as a result of recording right-of-use assets and lease liabilities for its operating leases in the approximate amounts of $6.7 million and $8.8 million and derecognizing deferred rent in the approximate amount of $2.1 million.

Note 3 – Sale of WPT

Transaction

During the first quarter of 2021, AGAE entered into the SPA to sell the equity interests of its subsidiaries that own and operate its WPT business (the “Sale Transaction”), subject to shareholder and regulatory approvals, for a total base purchase price of $105 million. This base purchase price was adjusted to reflect the amount of CSI’s cash (less cash required to satisfy employee payment obligations), indebtedness and accrued and unpaid transaction expenses as of the closing of the Sale Transaction. The WPT business has been recast as discontinued operations, and the assets and liabilities of WPT are classified as assets and liabilities of discontinued operations. See Note 1 – Background and Nature of Operations.

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

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Cash consideration for sale of WPT(1)	$106,049,884

Less: book value of assets sold
Cash	3,579,988
Accounts receivable	2,999,352
Restricted cash	100,000
Prepaid expenses and other assets	264,385
Property and equipment, net	1,429,706
Goodwill	4,083,621
Intangible assets, net	10,986,463
Deposits	79,500
Deferred production costs	12,684,054
Net book value of assets sold	36,207,069

Add: liabilities assumed by buyer
Accounts payable	487,579
Accrued expenses and other liabilities	5,567,072
Deferred revenue	1,807,176
Deferred rent	2,619,967
Total liabilities assumed	10,481,794

Less: transaction expenses(2)	2,465,774

Gain on sale of WPT	$77,858,835

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

Allied Gaming & Entertainment Inc. and Subsidiaries

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

Results of Discontinued Operations

Results and net income (loss) from discontinued operations are as follows, reflecting the results and net income (loss) of the WPT business through the date of the Sale Transaction:

For the period from
January 1, 2021
through July 12, 2021

Revenues	$13,017,362
Operating costs and expenses	13,640,146
(Loss) income from operations	(622,784)
Other income, net	689,525
(Loss) income from discontinued operations before the sale of WPT	66,741
Gain on sale of WPT	77,858,835
Net income from discontinued operations, before tax	77,925,576
Income tax	-
Income from discontinued operations, net of tax provision	$77,925,576

Note 4 – Investments

The Company owns a 25% non-voting membership interest in Esports Arena, LLC (“ESA”) and ESA’s wholly owned subsidiary. Because the Company does not have the ability to exercise significant influence over the operating and financial policies of ESA and because the investment doesn’t have a readily determinable market value, the Company elected to account for it using the adjusted cost method. During the second quarter of 2020, the Company recorded an additional impairment charge in the amount of $1,138,631, related to its investment in ESA, in order to reduce the carrying value of the Company’s investment in ESA to $0. Accordingly, there is $0 related to the Company’s investment in ESA on the Company’s balance sheet as of December 31, 2022 and 2021.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Property and Equipment, net

Property and equipment consist of the following:

	As of December 31,
	2022	2021
Office equipment (1)	$793,395	$870,394
Computer equipment	563,042	546,945
Esports gaming truck	1,222,406	1,222,406
Furniture and fixtures	680,795	654,058
Production equipment	7,948,555	7,919,208
Leasehold improvements	4,578,081	4,678,038
	15,786,274	15,891,049
Less: accumulated depreciation and amortization	(11,780,652)	(9,754,156)
Property and equipment, net	$4,005,622	$6,136,893

(1)	The decrease in office equipment is a result of a decrease in the FX rate year over year.

During the years ended December 31, 2022 and 2021, depreciation and amortization expense amounted to $2,061,357 and $3,305,698, respectively. During the years ended December 31, 2022 and 2021, the Company recorded impairment expense of $67,500 and $0 related to its property and equipment.

Note 6 – Intangible Assets, net

Intangible assets consist of the following:

	Intellectual Property	Accumulated Amortization	Total
Balance as of January 1, 2022	$37,165	$(10,338)	$26,827
Amortization expense	-	(3,991)	(3,991)
Balance as of December 31, 2022	$37,165	$(14,329)	$22,836

Weighted average remaining amortization period at December 31, 2022 (in years)	5.7

Intangible assets consist of the Allied Esports trademarks, which are being amortized over a useful life of 10 years. During the years ended December 31, 2022 and 2021, amortization expense amounted to $3,991 and $3,991, respectively.

Estimated future amortization expense is as follows:

Years Ended December 31,	Amount
2023	$3,991
2024	3,991
2025	3,991
2026	3,991
2027	3,991
Thereafter	2,881
$22,836

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2022	2021
Compensation expense	$1,546,805	$2,202,621
Current portion of deferred rent	-	198,504
Event costs	8,411	8,874
Legal and professional fees	43,676	368,691
Warrant liabilities	100	3,200
Other accrued expenses	46,387	172,858
Accrued expenses and other current liabilities	$1,645,379	$2,966,245

Accrued expenses, related party(1)	$-	$1,800,000

(1)	Represents amounts accrued to reimburse a principal shareholder for costs incurred in connection with specified Company transactions, including $1,300,000 incurred in connection with the sale of WPT. See Note 12 - Commitments and Contingencies, Principal Shareholder Matter for additional details.

Note 8 – Convertible Debt and Convertible Debt, Related Party

Senior Secured Convertible Notes

During January 2021, the Company issued 529,383 shares of its common stock in full satisfaction of principal and interest in the aggregate amount of $821,867 owed in connection with its Senior Secured Convertible Notes (the “Senior Notes”). During years ended December 31, 2022 and 2021, the Company recorded amortization of debt discount of $0 and $3,646, respectfully, and recorded non-cash interest expense in the amount $0 and $46,110, respectfully, related to the Senior Notes. No balance remains outstanding in connection with the Senior Secured Convertible Notes as of December 31, 2022 or December 31, 2021.

Convertible Bridge Notes and Convertible Bridge Notes, Related Party

Upon the sale of WPT, the Company repaid $2,000,000 in full satisfaction of all remaining balances owed on its convertible bridge notes payable (the “Convertible Bridge Notes”) (see Note 3 – Sale of WPT), of which $1,000,000 was paid in connection with a Convertible Bridge Note owed to the spouse of the Company’s then CEO and director. There was no balance outstanding on the Convertible Bridge Notes and all related debt discount was fully amortized as of December 31, 2021.

During the year ended December 31, 2021, the Company recorded interest expense of $124,848 related to the Convertible Bridge Notes (of which $62,424 was in connection with the Convertible Bridge Note owed to the spouse of the Company’s then CEO and Director).

Note 9 – Bridge Note Payable

Upon the sale of WPT, the Company repaid $1,421,096 in full satisfaction of a Bridge Note Payable, such that the balance outstanding on the Bridge Note was $0 as of December 31, 2021 (see Note 8 – Convertible Debt and Convertible Debt, Related Party). The Company recorded interest expense of $0 and $89,643 during the years ended December 31, 2022 and 2021, respectively, in connection with the Bridge Note. See Note 3 - Sale of WPT.

Note 10 – Loans Payable

In August 2021, the Company was awarded full forgiveness of loans provided in connection with the Paycheck Protection Program (“PPP”) under the Cares Act and accrued interest thereon. During the year ended December 31, 2021, the Company recognized a gain on forgiveness of the PPP Loans and accrued interest in the amount of $912,475.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Income Taxes

The Company and its subsidiaries file income tax returns in the United States (federal and California) and Germany.

The U.S. and foreign components of loss before income taxes from continuing operations were as follows:

	For the Years Ended
	December 31,
	2022	2021

United States	$(10,233,357)	$(14,568,373)
Foreign	(590,528)	(491,472)
Loss before income taxes	$(10,823,885)	$(15,059,845)

The income tax provision (benefit) from continuing operations for the years ended December 31, 2022 and 2021 consists of the following:

	For the Years Ended
	December 31,
	2022	2021
Federal
Current	$-	$-
Deferred	(1,911,425)	(2,857,515)
State and local:
Current	-	-
Deferred	(182,041)	(272,144)
Foreign
Current	-	-
Deferred	(79,577)	(66,229)
	(2,173,043)	(3,195,888)
Change in valuation allowance	2,173,043	3,195,888
Income tax provision (benefit)	$-	$-

The reconciliation of the expected tax expense (benefit) based on the U.S. federal statutory rates for 2022 and 2021, respectively, with the actual expense is as follows:

	For the Years Ended
	December 31,
	2022	2021
U.S. Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	5.6%	6.1%
Permanent differences	(0.4)%	1.5%
Untaxed foreign jurisdictions	0.0%	0.0%
Lower taxed foreign jurisdictions	(0.7)%	(0.4)%
Change in deferred taxes	(4.4)%	(6.9)%
Rate change impact	0.0%	0.0%
Change in valuation allowance	(20.1)%	(21.3)%
Other	(1.0)%	0.0%
Total	0.0%	0.0%

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	As of
	December 31,
	2022	2021
Deferred Tax Assets:
Net operating loss carryforwards	$15,989,995	$13,561,888
Production costs	267,152	272,810
Investment	5,506,829	5,800,616
Stock-based compensation	862,216	730,832
Capitalized start-up costs	125,727	224,682
Accruals and other	1,316,607	1,674,367
Gross deferred tax assets	24,068,526	22,265,195
Valuation Allowance	(23,431,688)	(21,258,645)
Deferred tax assets, net of valuation allowance	636,838	1,006,550
Deferred Tax Liabilities:
Property and equipment	(636,838)	(1,006,550)
Deferred Tax Liabilities	(636,838)	(1,006,550)
Deferred tax assets, net of valuation allowance	$-	$-

 As of December 31, 2022, the Company had $66,807,857, $22,313,829 and $5,316,581 of federal, state and foreign net operating loss (“NOL”) carryforwards available to offset against future taxable income. The federal NOL may be carried forward indefinitely. For state tax purposes, these NOLs will begin to expire in 2038. For the foreign NOLs, these NOLs can be carried forward indefinitely. The federal and state NOL carryovers are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code when there is a greater than 50% ownership change, as determined under the regulations. The Company is not aware that any annual limitations have been triggered. The Company remains subject to the possibility that a future greater than 50% ownership change could trigger annual limitations on the usage of NOLs. For federal income tax purposes, the Company’s future utilization of its NOLs may be limited to 80% of taxable income as provided under Tax Cuts and Jobs Act of 2017.

The Company assesses the likelihood that deferred tax assets will be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2022 and 2021.

The Company is subject to taxation in the U.S. and various state jurisdictions. In general, the Company’s tax returns remain subject to examination by various taxing authorities beginning with the tax year ended December 31, 2018. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities. No tax audits were commenced or were in process during the years ended December 31, 2022 and 2021.

The Company reviews its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. The Company recognizes liabilities for uncertain tax positions based on a two-step process. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the consolidated financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company has not recognized any liability related to uncertain tax provisions as of December 31, 2022 and 2021.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in interest expense. The Company had no accrual for interest or penalties at December 31, 2022 and December 31, 2021, respectively, and has not recognized interest and/or penalties during the years then ended as there are no material unrecognized tax benefits. Management does not anticipate any material changes to the amount of unrecognized tax benefits within in the next 12 months.

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

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Operating Leases

Effective on March 23, 2017, Allied Esports entered into a non-cancellable operating lease for 30,000 square feet of event space in Las Vegas, Nevada, for the purpose of hosting Esports activities (the “Las Vegas Lease”). The arena opened to the public on March 23, 2018 (the “Commencement Date”). Initial lease terms are for minimum monthly payments of $125,000 for 60 months from the Commencement Date with an option to extend for an additional 60 months at $137,500 per month. Additional annual tenant obligations are estimated at $2 per square foot for Allied’s portion of real estate taxes and $5 per square foot for common area maintenance costs. The Las Vegas Lease expires on May 31, 2023. However, the Company plans on extending the lease an additional five years representing an additional commitment of $8,250,000.

The Company also leases office and production space in Germany, pursuant to a lease dated August 1, 2020 which expires on July 31, 2023 (the “Germany Lease”). Rent expense under the lease is €4,000 (approximately $4,280 United States dollars) per month. The lease includes an option to extend for an additional three-year term.

The Company’s aggregate rent expense incurred during the years ended December 31, 2022 and 2021 amounted to $1,722,801 and $1,714,895, respectively, of which $1,283,976 and $1,216,415, respectively, is included within in-person costs and $438,825 and $498,480, respectively, is included in general and administrative expenses on the accompanying consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

For the Year Ended
December 31, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$1,083,178

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-

Weighted Average Remaining Lease Term
Operating leases	5.42

Weighted Average Discount Rate
Operating leases	5.0%

The scheduled future minimum lease payments under the Company’s continuing non-cancellable operating leases are as follows:

For the Year Ending December 31,	Amount
2023	$1,587,500
2024	1,650,000
2025	1,650,000
2026	1,650,000
2027	1,650,000
Thereafter	687,500
Total lease payments	8,875,000
Less: amount representing imputed interest	(1,120,761)
Present value of lease liability	7,754,239
Less: current portion	(1,227,164)
Lease liability, non-current portion	$6,527,075

The right-of-use asset and operating lease liability balance includes the impact of the five-year renewal option that the Company is reasonably certain to exercise. However, the renewal option has not yet been executed.

Brookfield Partnership

On January 14, 2020, the Company issued 758,725 shares of its common stock to BPR Cumulus LLC, an affiliate of Brookfield Property Partners (“Brookfield”) in exchange for $5,000,000 (the “Purchase Price”) pursuant to a Share Purchase Agreement (the “Brookfield Agreement”). The Purchase Price was placed into escrow and is to be used by the Company or its subsidiaries to develop integrated esports experience venues at mutually agreed upon shopping malls owned and/or operated by Brookfield or any of its affiliates (each, an “Investor Mall”), that will include a dedicated gaming space and production capabilities to attract and to activate esports and other emerging live events (each, an “Esports Venue”). To that end, half of the Purchase Price will be released from escrow to the Company upon the execution of a written lease agreement between Brookfield and the Company for the first Esports Venue, and the other half will be released to the Company upon the execution of a written lease agreement between Brookfield and the Company for the second Esports Venue. The balance held in escrow as of December 31, 2022 is $5,000,000 and is reflected in restricted cash on the accompanying consolidated balance sheet. As of the date of this document, no additional documents have been drafted or executed between the Company and Brookfield as the parties have not had further discussions on moving forward with any leases since they were delayed during the pandemic.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

System Development Agreement

On October 31, 2022, the Company entered into a system development agreement to develop an Allied Gaming membership management system and event organizer system. Pursuant to the terms of the agreement, the Company has committed to spend an aggregate amount of $199,800 in four equal payments of $49,950. The Company made its first payment of $49,950 on November 23, 2022 which was capitalized and included within other assets on the accompanying balance sheet as of December 31, 2022. See Note 2 – Significant Accounting Policies – Internal Use Software Development Costs for additional details.

Former Chief Executive Officer Agreements

On July 13, 2021, Frank Ng resigned as chief executive officer of the Company, effective immediately. In connection with his resignation, the Company entered into a Release and Separation Agreement with Mr. Ng (the “Separation Agreement”) pursuant to which, among other things, Mr. Ng agreed to provide reasonable assistance to the Company (when, as and if requested) in connection with the Company’s Esports division, Mr. Ng released any and all claims he may have against the Company and its subsidiaries (subject to certain exclusions), and the Company agreed to provide Mr. Ng with certain separation benefits, including $400,000 (gross) in severance pay payable over a twelve-month period, accelerated vesting of 225,000 unvested stock options previously granted to Mr. Ng pursuant to an Option Agreement dated effective November 21, 2019, and accelerated vesting of all unvested shares of restricted stock previously granted to Mr. Ng pursuant to an Executive Restricted Stock Agreement dated August 7, 2020.

Appointment and Resignation of Chief Executive Officer, President and General Counsel

On July 13, 2021, the Company appointed Libing (Claire) Wu as its Chief Executive Officer, President and General Counsel. The Company entered into an employment agreement (the “CEO Agreement”) with Ms. Wu that provided for, among other things, payment to Ms. Wu of an annual base salary equal to $500,000, subject to certain cost-of-living adjustments.

Upon commencement of her employment, Ms. Wu received a $200,000 bonus and was granted 80,000 shares of restricted common stock, subject to transfer and forfeiture restrictions until the shares’ scheduled vesting on August 16, 2022, and ten-year stock options to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $2.21 per share that were scheduled to vest in four equal annual installments commencing on the one-year anniversary of the grant date.

On February 18, 2022, Ms. Wu resigned as Chief Executive Officer and General Counsel of the Company. In connection with her resignation, the Company entered into a Separation Agreement and Release with Ms. Wu (the “Release”) pursuant to which, among other things, Ms. Wu released the Company from any and all claims she may have against the Company (subject to certain exclusions), and the Company agreed to provide Ms. Wu with certain separation benefits, including $750,000 in severance payable over an 18-month period which was expensed immediately, and accelerated vesting of 200,000 unvested stock options and 80,000 shares of restricted stock that were granted at the commencement of Ms. Wu’s employment. As no future substantive services will be performed by Ms. Wu, the Company recognized stock-based compensation expense of $0 and $258,979, respectively, related to the modification of these equity awards during the year ended December 31, 2022. At December 31, 2022, $333,333 of accrued expenses is included on the balance sheet, related to Ms. Wu’s severance benefit. The Release also contains a customary non-disparagement provision.

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

On July 6, 2021, the Board approved the following compensation for non-executive directors: (i) annual $30,000 fee for director services; (ii) annual $10,000 fee for non-chair committee services (capped at $10,000 per director); and (iii) annual $15,000 fee for committee chairs (capped at $15,000 per director). The Company has the option to pay such amounts in cash or stock from the Company’s incentive plan (valued at the closing price of AGAE common stock on the trading day immediately prior to issuance), with the current fees payable in cash. The fees are payable monthly by the Company.

On February 18, 2022, Jerry Lewin resigned as a Class C Director of the Company. In appreciation of Mr. Lewin’s services to the Company as a director, Chair of the Compensation Committee and a member of the Audit Committee, the Company paid to Mr. Lewin $25,000, accelerated the vesting of 40,000 unvested stock options previously granted to Mr. Lewin pursuant to an option agreement dated effective May 6, 2021, and extended the exercise period of such options to May 6, 2031. The Company recognized stock-based compensation expense of $32,909 related to the modification of these awards during the year ended December 31, 2022.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Stockholders’ Equity

Equity Incentive Plan

On December 30, 2021, the stockholders approved an amendment to the 2019 Equity Incentive Plan (the “Plan”) to increase the number of shares of common stock authorized under the Plan from 3,463,305 shares to 3,763,305 shares. As of December 31, 2022 there were 1,344,904 shares available under the plan.

Equity Purchase Option

On August 19, 2019, the Company sold an option to purchase up to 600,000 units, exercisable at $11.50 per Unit, in connection with AGAE’s initial public offering (the “Equity Purchase Option”). Each Unit consisted of one and one-tenth shares of common stock and a warrant to purchase one share of common stock at $11.50 per share. Effective upon the closing of the Merger, the units converted by their terms into the shares and warrants, and the option represented the ability to buy such securities directly (and not units). The Equity Purchase Option expired on October 4, 2022.

Common Stock

In January 2021, the Company issued 529,383 shares of its common stock valued at $821,867 for the redemption of $674,909 of debt and accrued interest (See Note 8 - Convertible Debt and Convertible Debt, Related Party, Senior Secured Convertible Notes).

During the year ended December 31, 2021, the Company issued to its non-executive directors an aggregate of 126,584 shares of common stock from its 2019 Equity Incentive Plan for their director services to the Company. The Company recognized stock-based compensation of $200,000 in connection with the issuance of these shares during the year ended December 31, 2021.

Treasury Stock

On November 21, 2022, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of its outstanding shares of common stock. For the year ended December 31, 2022, the Company repurchased 581,746 shares at a cost of $610,562. As of December 31, 2022, approximately $9.4 million of authorization remained available to repurchase common stock under this program.

Stock Options

A summary of the option activity during the year ended December 31, 2022 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2022	2,415,000	$3.73
Granted	-	-
Exercised	-	-
Expired	(615,000)	3.97
Forfeited	(125,000)	3.55
Outstanding, December 31, 2022	1,675,000	$2.54	4.73	$-

Exercisable, December 31, 2022	1,280,000	$3.74	6.74	$-

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Options outstanding and exercisable as of December 31, 2022 are as follows:

Options Outstanding		Options Exercisable
		Weighted Average
	Outstanding Number of	Remaining Life	Exercisable Number of
Exercise Price	Options	In Years	Options
$2.11	40,000	7.50	20,000
$2.17	120,000	7.60	120,000
$2.21	350,000	7.19	237,500
$2.48	120,000	8.35	60,000
$4.09	765,000	5.69	612,500
$5.66	280,000	6.72	230,000
	1,675,000	6.74	1,280,000

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

There were no options granted during the year ended December 31, 2022. The grant date value of options granted during the year ended December 31, 2021 was calculated using the Black-Scholes option pricing model, with the following assumptions used:

Risk free interest rate	0.94% - 1.58%
Expected term (years)	6.25
Expected volatility	40% - 46%
Expected dividends	0.00%

The weighted average grant date fair value of the stock options granted during the year ended December 31, 2021 was $1.00 per share.

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

For the years ended December 31, 2022 and 2021, the Company recorded $708,964 and $1,224,699, respectively, of stock-based compensation expense related to stock options, of which $0 and $767,942, respectively, was included in (loss) income from discontinued operations before the sale of WPT on the accompanying consolidated statements of operations. As of December 31, 2022, there was $347,858 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the weighted average remaining vesting period of 1.7 years.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Common Stock

A summary of the non-vested restricted common stock activity during the year ended December 31, 2022 is presented below:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock	Fair Value
Non-vested balance, January 1, 2022	80,000	$2.00
Vested	(80,000)	2.00
Non-vested balance, December 31, 2022	-	$-

For the years ended December 31, 2022 and 2021, the Company recorded $82,345 and $260,433, respectively, of stock-based compensation expense related to restricted stock of which $0 and $14,848, respectively, was included in (loss) income from discontinued operations before the sale of WPT on the accompanying statements of operations. As of December 31, 2022, all stock-based compensation expense related to restricted stock has been recognized.

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

During the year ended December 31, 2022, 31,437 shares of common stock valued at $49,670 were withheld by the Company to cover employee payroll tax liabilities in connection with the vesting of restricted stock vested during the year ended December 31, 2022.

Restricted Stock Units

On January 19, 2021, the Company entered into a Restricted Stock Unit Agreement with a Former CEO, pursuant to which the Former CEO received restricted stock units having a stated value equal to $1,000,000. The restricted stock units represent the right to receive $1,000,000, contingent upon the closing of the Sale Transaction, which is payable upon the earlier of (i) the sale of substantially all of the assets or equity interests comprising the Company’s esports business, or (ii) the two-year anniversary of the Sale Transaction (provided that the Former CEO provides consulting services (when, as and if requested) to the Company through such date). At the time of payment, the Company may elect to pay the $1,000,000 award in cash or in shares of common stock valued at the fair market value of our common stock on the Vesting Date, or any combination thereof. The Company recorded a charge to stock-based compensation and a corresponding credit to accrued compensation expense in the amount of $1,000,000 for the year ended December 31, 2021, representing the full amortization of this award because the Company doesn’t expect the Former CEO to provide substantive services. All issuances of common stock will be issued from the 2019 Equity Incentive Plan. If payments or benefits provided or to be provided by the Company or its affiliates to the Former CEO pursuant to the agreement or otherwise (“Covered Payments”) constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986 (the “Code”) that would be subject to the excise tax imposed under Section 4999 of the Code (collectively, the “Excise Tax”), payments to be made under the agreement will be reduced to the minimum extent necessary to ensure that no portion of the Covered Payments is subject to the Excise Tax.

Warrants

Prior to the August 9, 2019 Closing Date of the Merger (see Note 1 – Background and Basis of Presentation), Black Ridge Acquisition Corp. (“BRAC’) issued 14,305,000 five-year warrants (the “BRAC Warrants”) for the purchase of the Company’s common stock at $11.50 per share in connection with BRAC’s initial public offering. These previously issued BRAC Warrants are deemed to be issued in connection with the Merger, as a result of the reverse recapitalization.

As of result of the August 9, 2019 Merger, the Company issued to the former owners of Allied Gaming and WPT five-year warrants to purchase an aggregate of 3,800,003 shares of common stock at a price of $11.50 per share and issued five-year warrants for the purchase of an aggregate of 532,000 shares of common stock to the Noteholders with an exercise price of $11.50 per share.

On June 8, 2020, the Company issued warrants for the purchase of 1,454,546 shares of common stock at $4.13 per share in connection with the issuance of Senior Secured Convertible Notes (See Note 8 – Convertible Debt and Convertible Debt, Related Party, Senior Secured Convertible Notes).

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A summary of warrants outstanding and exercisable as of December 31, 2022 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$11.50	Common Stock	18,637,003	1.6	18,637,003
$4.13	Common Stock	1,454,546	2.4	1,454,546
		20,091,549		20,091,549

Note 14 – Subsequent Events

License Agreement

On February 27, 2023, Allied Mobile Entertainment, Inc (“AME”), a newly incorporated and wholly owned subsidiary of AGAE, entered into an agreement with a global internet technology company under which AME was granted a five-year exclusive worldwide (excluding the PRC) software license to operate four mobile casual games for a $500,000 up-front fee and a one-time technical upgrade service fee of $65,000.  The license agreement provides AME with an option to renew the agreement for an additional five years under identical terms and conditions and a priority to negotiate a perpetual license following the five-year renewal period.

