Form 10-K/A
period 2022-12-31
Allied Gaming & Entertainment Inc.
filed 2023-04-27
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(646) 768-4241

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AGAE	Nasdaq Capital Market

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

The aggregate market value of common stock outstanding, other than shares held by affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $37,150,644 based on the price of $1.43, the closing price on June 30, 2022. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners, are or were, in fact, affiliates of the registrant.

As of April 14, 2023, 39,085,470 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Auditor Name:	Auditor Location:	Auditor Firm ID:
ZH CPA, LLC	Denver, Colorado	6413

EXPLANATORY NOTE

Allied Gaming & Entertainment, Inc. (the “Company”, “we”, or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to file certain information that will be included in the Company’s definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders. This Amendment amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2023 (the “Original Filing”). The Company is filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because the Company will not be filing its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2022. Accordingly, this Amendment is being filed solely to:

●	amend Part III, Items 10, 11, 12, 13, and 14 of the Original Filing to include the information required by such Items;

●	delete the reference on the cover of the Original Filing to the incorporation by reference of portions of our proxy statement into Part III of the Original Filing; and

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to March 24, 2023.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

CURRENT DIRECTORS, DIRECTOR NOMINEES AND EXECUTIVE OFFICERS

Our Board of Directors

Our Second Amended and Restated Certificate of Incorporation provides for a classified Board of Directors in which directors are divided into three classes, designated as Class A, Class B and Class C. Each class serves staggered, three-year terms. The terms of office of our Class A directors will expire at the annual meeting of stockholders to be held in 2023. The terms of office of our Class B directors will expire at the annual meeting of stockholders to be held in 2024. The terms of office of our Class C directors will expire at the annual meeting of stockholders to be held in 2025.

Set forth below are the names and certain information about each of our directors as of April 14, 2023. The information presented includes each director’s age, principal occupation and business experience for the past five years and the names of other public companies of which he or she has served as a director during the past five years. In addition, the table contains information about the specific and particular experience, qualifications, attributes or skills of each director nominee.

Name	Director Class	Positions and Offices Held	Director Since	Director Term Expires	Age
Lyle Berman	Class A	Director, Co-Chair	2019	2023	81
Yangyang Li	Class A	Director, Co-Chair	2021	2023	44
Benjamin Oehler	Class A	Director	2019	2023	74
Bradley Berman	Class B	Director	2019	2024	51
Joseph Lahti	Class B	Director	2019	2024	62
Jingsheng (Jason) Lu	Class B	Director	2021	2024	44
Guanzhou (Jerry) Qin	Class B	Director	2021	2024	45
Yinghua Chen	Class C	Chief Executive Officer, Director and President	2020	2026	43
Yushi Guo	Class C	Director	2022	2026	50
Adam Pliska	Class C	Director	2019	2026	50
Yuanfei Qu	Class C	Director	2022	2026	44

Name of Director and/or Nominee	Principal Occupation, Business Experience For the Past Five Years and Directorships of Public Companies
CLASS A
Lyle Berman

Lyle Berman has served as a director of the Company since May 2017 (when the Company at the time of such election was Black Ridge Acquisition Corp.). Mr. Berman has served as co-Chair of the Company since December 2021. Prior to that time, he served as Chair of the Company from August 2019-December 2021. In addition to co-Chair of the Company, Mr. Berman is also Vice President, Mergers & Acquisitions. Mr. Berman served as the Company’s President from November 2021 until February 2022, at which time Mr. Berman was appointed to serve as the Company’s Interim Chief Executive Officer until September 2022. Mr. Berman has been a director of Sow Good Inc., f/k/a Black Ridge Oil & Gas, Inc. since October 2016, and is also a director of Golden Entertainment, Inc., Mill City Ventures III, Ltd., Auego Affinity Marketing, Inc., 52 Gaming, LLC, Redstone American Grill, Inc., LubeZone, Inc., Drake’s Organic Spirits, LLC, Foxo Technologies and Sow Good, Inc. Since June 1990, Mr. Berman has been the chair and chief executive officer of Berman Consulting Corporation, a private consulting firm he founded. Mr. Berman began his career with Berman Buckskin, his family’s leather business, which he helped grow into a major specialty retailer with 27 outlets. After selling Berman Buckskin to W.R. Grace in 1979, Mr. Berman continued as president and chief executive officer and led the company to become one the country’s largest retail leather chains, with over 200 stores nationwide. In 1990, Mr. Berman participated in the founding of Grand Casinos, Inc. Mr. Berman is credited as one of the early visionaries in the development of casinos outside of the traditional gaming markets of Las Vegas and Atlantic City. In less than five years, the company opened eight casino resorts in four states. In 1994, Mr. Berman financed the initial development of Rainforest Cafe. He served as the chair and chief executive officer from 1994 unti1 2000. In October 1995, Mr. Berman was honored with the B’nai B’rith “Great American Traditions Award.” In April 1996, he received the Gaming Executive of the Year Award; in 2004, Mr. Berman was inducted into the Poker Hall of Fame; and in 2009, he received the Casino Lifetime Achievement Award from Raving Consulting & Casino Journal. In 1998, Lakes Entertainment, Inc. was formed. In 2002, as chair of the board and chief executive officer of Lakes Entertainment, Inc., Mr. Berman was instrumental in creating the World Poker Tour. Mr. Berman served as the executive chair of the board of WPT Enterprises, Inc. (later known as Voyager Oil & Gas, Inc. and Emerald Oil, Inc.) from its inception in February 2002 until July 2013. Mr. Berman also served as a director of PokerTek, Inc. from January 2005 until October 2014, including serving as chair of the board from January 2005 until October 2011. Mr. Berman has a degree in business administration from the University of Minnesota. Mr. Berman is the father of Bradley Berman, one of our directors.

Name of Director and/or Nominee	Principal Occupation, Business Experience For the Past Five Years and Directorships of Public Companies
Yangyang Li

Mr. Li has has served as a director of the Company since March 2021, and as the Company’s co-Chair since December 2021. Mr. Li is the current Chair and an Executive Director of Ourgame International Holdings Limited (“Ourgame”), the beneficial owner of Primo Vital Limited, which is the Company’s largest stockholder, beneficially owning approximately 34% of the Company’s outstanding common stock. Mr. Li received a Bachelor of Business Administration from the University of International Business & Economics in Beijing, China. In 2001, Mr. Li served as Assistant President to China Great Wall Industry Corporation. In 2003, Mr. Li founded Business Media China Group (Frankfurt Stock Exchange: BMC) and served as its CEO in 2005, with a market value at the time in excess of 5 billion RMB. Mr. Li served as Chair of the Board of Directors of Elephant Media Group in 2008. Since 2014, he has served as Chair of the Board of Directors of World Business Services Union and Choi Shun Investment.

Benjamin Oehler

Benjamin S. Oehler has served as a director of the Company since May 2017 (when the Company at the time of such election was Black Ridge Acquisition Corp.). Mr. Oehler has been director of Sow Good Inc., f/k/a Black Ridge Oil & Gas, Inc., since November 2010, and chair of its audit committee and compensation committee since February 2011. Mr. Oehler is a Founding Partner of Windward Mark, LLC which advises business owners with regard to strategic planning, owner governance and education, business continuity, legacy, philanthropy and liquidity. Windward Mark LLC is a continuation of Mr. Oehler’s consulting practice at Bashaw Group. Inc. (2007 to 2017) and Linea Capital, LLC (2009 to 2017). From 1999 to 2007, Mr. Oehler was the president and chief executive officer of Waycrosse, Inc., a financial advisory firm for the family owners of Cargill Incorporated. While at Waycrosse, Mr. Oehler was the primary advisor to the five family members who were serving on the Cargill Incorporated board of directors from 1999 to 2006. Mr. Oehler played a key role in two major growth initiatives for Cargill: the merger of Cargill’s fertilizer business into a public company which is now Mosaic, Inc., and the transformation of Cargill’s proprietary financial markets trading group into two major investment management companies: Black River Asset Management, LLC and CarVal Investors, LLC. An investment banker for 20 years, Mr. Oehler’s transaction experience includes public offerings and private placements of debt and equity securities, mergers and acquisitions, fairness opinions and valuations of private companies. Prior to joining Waycrosse, Mr. Oehler was an investment banker for Piper Jaffray. By the time he left Piper Jaffray in 1999, he was group head for Piper Jaffray’s Industrial Growth Team. He has also played a leadership role in a number of corporate buy-outs and venture stage companies, served on corporate and non-profit boards of directors, and has been involved in the creation and oversight of foundations and charitable organizations, as well as U.S. trusts and off-shore entities.

Name of Director and/or Nominee	Principal Occupation, Business Experience For the Past Five Years and Directorships of Public Companies

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
CLASS B
Bradley Berman

Bradley Berman has served as a director of the Company since May 2017 (when the Company at the time of such election was Black Ridge Acquisition Corp.). He has been the Chair of Black Ridge Oil & Gas, Inc. since November 2010 and has served as a director of Black Ridge Oil & Gas, Inc. since its inception in April 2010. He was the chief executive officer of Black Ridge Oil & Gas, Inc. from November 2010 to November 2011, its chief financial officer between November 12, 2010 and November 15, 2010, and its corporate secretary from November 2010 to February 2011. Mr. Berman is the president of King Show Games, Inc., a company he founded in 1998. Mr. Berman has worked in various capacities in casino gaming from 1992 to 2004 for Grand Casinos, Inc. and then Lakes Entertainment, Inc., achieving the position of Vice President of Gaming, after which he assumed a lesser role in that company. Mr. Berman was a director of Voyager Oil and Gas, Inc. (formerly Ante4 and WPT) from August 2004 to November 2010. Mr. Berman is the son of Lyle Berman, the Chair of the Board of Directors for Allied Gaming & Entertainment.

Joseph Lahti

Joseph Lahti has served as a director of the Company since May 2017 (when the Company at the time of such election was Black Ridge Acquisition Corp.). Mr. Lahti has been a director of Sow Good, Inc., f/k/a Black Ridge Oil & Gas, Inc., since August 2012. Mr. Lahti is a Minneapolis native and leader in numerous Minnesota business and community organizations. As principal of JL Holdings since 1989, Mr. Lahti has provided funding and management leadership to several early-stage or distressed companies. From 1993 to 2002, he held the positions of chief operating officer, chief financial officer, president, chief executive officer and chair at Shuffle Master, Inc., a company that provided innovative products to the gaming industry. Mr. Lahti served as a director of PokerTek, Inc., a publicly traded company, from 2008 until it was sold in October 2014 (including serving as chair of the board from 2012 to 2014), and has since 2018 has been an independent director and chair of the board of Innealta Capital and Acclivity Capital, investment managers. In 2021, Mr. Lahti was named chair of an early stage company which has created a financial services marketplace for Latin America. Mr. Lahti also served as chair of AF Holdings, Inc, an asset manager, until its sale in October 2018 and remains as CEO of the surviving shareholder representative company until the earn out period ends in 2023. Previously, Mr. Lahti also served on the board of directors of Voyager Oil & Gas, Inc. and Zomax, Inc., and served as the chair of the board of directors of Shuffle Master, Inc. Through his public company board experience, he has participated on, and chaired, both audit and compensation committees. Mr. Lahti has a Bachelor of Arts degree in Economics from Harvard College.

Name of Director and/or Nominee	Principal Occupation, Business Experience For the Past Five Years and Directorships of Public Companies
Jingsheng (Jason) Lu

Jingsheng (Jason) Lu has served as a director of the Company since April 2021. Mr. Lu is the current Chief Executive Officer and Executive Director of Ourgame and served as an independent director of Ourgame from June 2020 to April 2021. Prior to that, he served as a director of Zhejiang Xiangyuan Culture Co., Ltd.,(“Xiangyuan Culture”), which is a main board listed company in China (Code in Shanghai Stock Exchange: 600576). From 2015 to 2017, he served as co-CEO of Xiamen Xtone Animation Co., Ltd., (“Xtone”), and led the merger of Xtone by Xiangyuan Culture in 2014. He also served as CFO of Beijing International Advertising & Communication Group from 2018 to 2019. He previously served as a senior audit manager at Deloitte China for six years, and at Deloitte US for two years from 2001 to 2010. He is currently a non-practicing certified public accountant in China since 2007, as well as a member of the American Institute of Certified Public Accountants since 2009. He holds a Bachelor of Economics degree from University of International Business and Economics in Beijing, China.

Guanzhou (Jerry) Qin

Jerry Qin has served as a director of the Company since 2021. Mr. Qin brings strong management skills from Fortune 500 companies, hands-on experiences in high-tech startups, and deep experience in finance and accounting. Mr. Qin has served as Finance Director of Content Business at Tencent since February 2020, and served as the Head of Finance at Aibee Inc., a top artificial-intelligence start-up, from September 2018-February 2020. Mr. Qin also served as the Senior Finance Director of the APAC (China, Japan, India and others) for TripAdvisor (Nasdaq: TRIP) from June 2017-August 2018. Mr. Qin also served at the Chief Financial Officer of Glu Mobile, a top mobile game developer, and as a consultant for Andersen/PWC. Mr. Qin received an International MBA from Peking University & Fordham University in 2008 and a Bachelor of Economics, University of International Business & Economics in 2001.

Name of Director and/or Nominee	Principal Occupation, Business Experience For the Past Five Years and Directorships of Public Companies
CLASS C
Yinghua Chen

Yinghua Chen has as served a director since 2020, has served as President since February 2022, and currently serves as the Company’s Chief Executive Officer since September 2022. Prior to this, Ms. Chen served as the Company’s Chief Investment Officer from November 2021 until September 2022 and Board Secretary from February 2022 until September 2022. Ms. Chen is a Co-Founder of Aupera Technologies, a leading video AI technology company, where she is responsible for corporate financing, business development, and strategic partnership. She has successfully raised multiple rounds of funding for Aupera, including from Silicon Valley giant Xilinx (Nasdaq: XLNX). Prior to this, she served as the Executive Vice President of Anthill Resources, a natural resources investment company in Canada, where she oversaw business operations and investment activities. Ms. Chen is also the former Managing Director of China for The Cavendish Group, a UK B2B media and public relations company. In that role, Ms. Chen built up subscriber networks for over ten vertical industry media products and managed the Group’s strategic relationship with the Boyao Forum for Asia. Ms. Chen was also part of the founding team of The Balloch Group, a boutique investment banking firm, later acquired by Canaccord Genuity, where she specialized in financial, pharmaceutical, resources and media industry transactions. Ms. Chen holds an EMBA from the University of Paris I: Panthéon-Sorbonne and a Bachelor of Arts degree from the University of International Business and Economics.

Yushi Guo

Yushi Guo was appointed as a director of the Company in February 2022. Mr. Guo currently serves as an independent non-executive director of Ourgame International Holdings Limited. He has broad experience in management consulting, board advisory and entrepreneurship. He is the founder and CEO of PanoSoar Management Technology Co., Ltd, a company that builds technological platforms for small and medium-sized businesses. In 2011, Mr. Guo founded Beijing Panorfinity Consulting Co., Ltd., which offers management consulting, board advisory and executive search services. Prior to founding Beijing Panorfinity Consulting Co., Ltd., Mr. Guo served at a client partner at Korn Ferry International from 2009 – 2011 and Gallup Consulting from 2003 – 2009. Mr. Guo holds a Master of Science in Ecology and Bachelor of Science from Beijing Forestry University, and Master of Business Administration from Emory University.

Adam Pliska

Adam Pliska has served as a director since August 2019, and served as the Company’s President from August 2019 until July 2021, when the Company sold the World Poker Tour. He has been with the World Poker Tour since 2003. As President and CEO of WPT, Mr. Pliska has overseen the entire WPT business portfolio, including but not limited to live events, online services, televised broadcasts, and WPT office personnel in Los Angeles, London and Beijing. He is one of the longest serving executives in the poker industry and was named the American Poker Awards Industry Person of the Year for 2014. Under his watch, the WPT has witnessed massive global growth from 14 events to over 60 worldwide on 6 continents, has maintained historic ratings of one of the longest running television shows in US history and has awarded more than a billion dollars over its 18 years. In addition to his position as CEO, Mr. Pliska serves as Executive Producer of the World Poker Tour television show and is the co-writer of the WPT Theme song Rise Above. Mr. Pliska holds a B.A. from the University of Southern California’s School of Cinematic Arts and a J.D. from the University of California, Berkeley’s Law School, Boalt Hall.

Name of Director and/or Nominee	Principal Occupation, Business Experience For the Past Five Years and Directorships of Public Companies

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
Yuanfei (Cliff) Qu

Yuanfei (Cliff) Qu has served as a director of the Company since 2022. Since July 2020, he has served as Vice President of Ourgame International Holdings Limited, responsible for new investment and portfolio management. In June 2020, Mr. Qu founded Sansokuu Limited (Japan) to develop new UAV markets in other Asian countries. Prior to that, from 2018, he focused on the investment of civil use of unmanned aerial vehicles (“UAVs”), providing services like plant protection and UAV training qualification from AOPA-China, the only test center in southwest China. Mr. Qu established Beijing Sansokuu Consulting Company in 2009, providing consulting service for different businesses including exhibition, advertising, TMT, pawnshop, taxi, and wine. From 2004, Mr. Qu joined Macro Link Group Ltd and led acquisition transactions for Shanghai Stock Exchange listed company, Tonghua Grape Wine (SH 600365) as well as a reverse takeover transaction for a Hong Kong Exchange listed company, New Silkroad (HK 00472).

Mr. Qu received his Bachelor’s degree in 2001 from the University of International Business and Economics, majoring in marketing, and a Master of Commerce degree in 2003 from the University of Sydney, where he majored in Finance and Banking.

The following table sets forth certain information concerning our executive officers as of April 14, 2023.

Name	Position(s)	Age
Yinghua Chen	Chief Executive Officer	43
Lyle Berman	Vice President, Mergers & Acquisitions	81
Roy L. Anderson	Chief Financial Officer	64

Yinghua Chen Chief Executive Officer	Ms. Chen’s biography is included above under the section titled “Our Board of Directors.”
Lyle Berman Vice President, Mergers & Acquisitions	Mr. Berman’s biography is included above under the section titled “Our Board of Directors.”
Roy L. Anderson Chief Financial Officer

Roy L. Anderson has served as the Company’s Chief Financial Officer since October 2021. Mr. Anderson is a senior finance executive with deep expertise and experience in financial management and reporting, accounting, internal controls, and risk management. With a focus on Technology, Media and Telecommunications, he has been a strategic and trusted advisor to CEOs, Senior Executives, Board of Directors, and investors in these industries. From May 2005 to October 2021, Mr. Anderson was a partner with Mazars USA, an independent member firm of Mazars Group, an international accounting firm servicing clients in over 90 countries worldwide. In this role, Mr. Anderson worked closely with the top executives and investors of companies in the Technology, Media and Telecommunications (TMT) markets ranging from start-ups to companies with multinational/divisional components and revenues in excess of $500 million. As an audit, tax and advisory partner in the TMT Group of Mazars, Mr. Anderson’s clients included companies engaged in online media (B2B and B2C), entertainment, gaming, events, trade shows, digital marketing/advertising, SaaS, eCommerce, AI, lead generation, Tech-enabled services, cybersecurity, and software development. In addition, Mr. Anderson was a key member of Mazars’ SEC Practice Group. For the last several years, Mr. Anderson has been an invited speaker at key media and technology industry conferences, and presented educational webcasts on various technical issues including revenue recognition, share based compensation, and business combinations. A certified public accountant (CPA), he holds a Bachelor of Science degree from Long Island University’s School of Professional Accountancy.

Family Relationships

Mr. Bradley Berman, one of our directors, is the son of Mr. Lyle Berman, one of our directors. There are no other family relationships between any of the other directors or executive officers. Mr. Bradley Berman will not stand for reelection to the Board, and as such there will be no family relationships between any of the directors or executive officers after the annual meeting.

Board Diversity Matrix

In compliance with Nasdaq Rules 5605(f) and 5606, the Board has self-reported the diversity characteristics summarized in the table below.

Board Diversity Matrix (as of April 14, 2023)

Total Number of Directors	11
Part I: Gender Identity	Female	Male	Nonbinary	Did Not Disclose
	1	10	—	—
Part II: Demographic Background	Asian	White
	6	5	—	—

Independence of Directors

When considering whether directors have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, our Board of Directors focuses primarily on the information discussed in each of the directors’ individual biographies set forth above.

Nasdaq listing standards require that a majority of our Board of Directors be “independent directors” as defined by The Nasdaq Marketplace Rules. We currently have seven “independent directors”: Yushi Guo, Yuanfei (Cliff) Qu, Joseph Lahti, Yangyang Li, Jingsheng (Jason) Lu, Benjamin Oehler, and Guanzhou (Jerry) Qin.

Board Leadership Structure and Risk Oversight

Lyle Berman and Yangyang Li currently serve as co-Chairs of our Board of Directors. We believe that this allow us to maintain an independent Chair of the Board who oversees, among other things, communications and relations between our Board of Directors and senior management, consideration by our Board of Directors of the company’s strategies and policies, and the evaluation of our principal executive officers by our Board of Directors. However, the Board may decide in the future that the co-Chair structure may not be the most efficient method to provide board leadership and oversight and may determine that a single Chair is the best structure.

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2022, the Board of Directors held 9 meetings. We expect our directors to attend all Board meetings and any meetings of committees of which they are members and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Although we do not have any formal policy regarding director attendance at stockholder meetings, we attempt to schedule meetings so that all directors can attend.

We have a separately standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, each of which is comprised of independent directors. Each of the Company’s committees has a separately adopted charter which is available on the Company’s website at ir.alliedesportsent.com.

Audit Committee

Our audit committee currently consists of Benjamin S. Oehler (Chair), Guanzhou (Jerry) Qin, Yushi Guo, Joseph Lahti, and Jingsheng (Jason) Lu. Benjamin S. Oehler currently serves as Chair.

The Audit Committee will, at all times, be composed exclusively of “independent directors,” as defined for Audit Committee members under the Nasdaq listing standards and the rules and regulations of the SEC, who are “financially literate,” as defined under Nasdaq’s listing standards. Nasdaq’s listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board of Directors has determined that each member of the Audit Committee satisfies Nasdaq’s definition of financial sophistication and that Jingsheng (Jason) Lu qualifies as an “Audit Committee financial expert” as defined under rules and regulations of the SEC.

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

Compensation Committee

Our compensation committee currently consists of Yushi Guo (Chair), Yuanfei Qu, and Yangyang Li.

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

Nominating and Corporate Governance Committee

Yangyang Li (Chair), Joseph Lahti, Jingsheng (Jason) Lu, and Guanzhou (Jerry) Qin currently serve as members of our nominating and corporate governance committee. Mssrs. Li, Lahti, Lu, and Qin are independent under the applicable Nasdaq listing standards. The nominating and corporate governance committee has a written charter. The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors.

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

Our Nominating and Corporate Governance Committee will consider recommendations by stockholders of candidates for election to the Board of Directors. Any stockholder who wishes that the Nominating and Corporate Governance Committee consider a candidate must follow the procedures set forth in our bylaws. Under our bylaws, if a stockholder plans to nominate a person as a director at a meeting, the stockholder is required to place a proposed director’s name in nomination by written request delivered to or mailed and received at our principal executive offices not less than 60 days nor more than 90 days prior to the meeting; provided however, that in the event that less than 70 days’ notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder, to be timely, must be received no later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever first occurs. A stockholder’s nomination must also satisfy the substantive requirements set forth in our bylaws.

Availability of Corporate Governance Information

Our Audit, Compensation, and Nominating and Governance Committees operating under the charters adopted by the Board that describe the authority and responsibilities delegated to the committees by our Board. Our Board has adopted a Code of Business Conduct & Ethics that applies to the Company, its subsidiaries, and all of our employees, including our executive officers and directors. We post on our website, at www.alliedgaming.gg under the “Investors—Governance” tab, the charters of our Audit Committee, Compensation Committee, and Nominating Committee, and the Code of Business Conduct & Ethics referenced above. A copy of the Code of Business Conduct & Ethics has been provided to each of our executive officers and members of the Board. We intend to disclose any amendments to our Code of Business Conduct & Ethics, or any waivers of its requirements, on our website to the extent required by applicable SEC or Nasdaq rules. The inclusion of our website address in this Form 10-K/A does not include or incorporate by reference the information on or accessible through our website into this Form 10-K/A. These documents are also available in print to any stockholder requesting a copy in writing from our Secretary at Allied Gaming & Entertainment Inc. 745 Fifth Avenue, Suite 500 New York, NY 10151.

Ability of Stockholders to Communicate with our Board of Directors

Our Board of Directors has established several means for stockholders and others to communicate with our Board of Directors. If a stockholder has a concern regarding our financial statements, accounting practices or internal controls, the concern should be submitted in writing to the Chair of our Audit Committee in care of our Secretary at the address of our principal executive offices. If the concern relates to our governance practices, business ethics or corporate conduct, the concern should be submitted in writing to the co-Chairs of the Board of Directors in care of our Secretary at the address of our principal executive offices. If a stockholder wishes to provide input with respect to our executive compensation policies and programs, input should be submitted in writing to the Chair of our Compensation Committee in care of our Secretary at the address of our principal executive offices. If a stockholder is unsure as to which category the concern relates, the stockholder may communicate it to any one of the independent directors in care of our Secretary at the address of our principal executive offices. All stockholder communications sent in care of our Company Secretary will be forwarded promptly to the applicable director(s).

Item 11. Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION

The following tables set forth information regarding compensation for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2021 and December 31, 2022 by the Company’s Chief Executive Officer and two other individuals who served in such capacity during fiscal year 2022, the Company’s Chief Financial Officer, the Company’s one other executive officer whose total compensation for the 2022 fiscal year was in excess of $100,000 and who was serving as an executive officer at the end of the 2022 fiscal year, and one former executive officer whose employment terminated on October 26, 2022 and is included based on total compensation for fiscal year 2022 under SEC rules. The listed individuals are herein referred to as the “named executive officers.”

Summary Compensation Table

Name and principal position	Year (b)	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($) (h)	All other compensation ($)		Total ($)
Yinghua Chen(1)	2022	244,110	(2)	—	—		—		—	—	4,851	(3)	248,961
President, Chief Executive Officer	2021	—		—	—		—		—	—	64,120		64,120

Lyle Berman(4)	2022	210,458	(5)	—	—		—		—	—	5,685	(3)	216,143
Vice President, Mergers & Acquisitions Former Interim Chief Executive Officer	2021	—		—	—		—		—	—	65,786		65,786

Libing (Claire) Wu(6)	2022	67,308		—	142,400	(7)	200,383	(8)	—	—	790,759	(9)	1,200,850
Former Chief Executive Officer	2021	234,848		200,000	160,000	(7)	239,354	(8)	—	—	35,182		869,384

Roy Anderson(10)	2022	285,000		—	—		—		—	—	—		285,000
Chief Financial Officer, Secretary	2021	63,333		—	—		—		—	—	—		63,333

Judson Hannigan(11)	2022	233,542		—	—		—		—	—	34,529	(12)	268,071
Former Chief Executive Officer of Allied Esports	2021	285,000		114,000	—		—		—	—	48,417		447,417

(1)	Ms. Chen was appointed the Chief Executive Officer of the Company on September 6, 2022. She had served as the Company’s President and Secretary from February 18, 2022. Ms. Chen has served as a member of the Board since 2020.

(2)	Ms. Chen’s salary includes her salary at $275,000 established upon her appointment as President and Secretary of the Company and $300,000 upon her appointment as Chief Executive Officer of the Company.
(3)	Represents compensation earned for service on the Board of Directors prior to February 18, 2022.
(4)	Mr. Berman was appointed Interim Chief Executive Officer of the Company on February 18, 2022. On September 6, 2022, his position was changed to Vice President, Mergers & Acquisitions. Mr. Berman has served as a member of the Board since 2017.
(5)	Mr. Berman’s salary includes his salary at $300,000 established upon his appointment as Interim Chief Executive Officer of the Company and $150,000 following his appointment as Vice President, Mergers & Acquisitions.
(6)	Ms. Wu was appointed as Chief Executive Officer of the Company on July 13, 2021; her employment terminated on February 18, 2022. Ms. Wu continued to serve as a member of the Board until July 13, 2022.

(7)	The dollar amount reported for 2021 represents the aggregate grant-date fair value of the award of 80,000 shares of restricted stock granted on July 13, 2021, calculated in accordance with FASB ASC Topic 718, without taking into account any estimated forfeitures related to service-vesting conditions. Assumptions used in the calculation of these amounts are included in Note 13, “Stockholders Equity,” to our audited consolidated financial statements for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K. The dollar amount reported for 2022 represents the incremental fair value of the award resulting from the accelerated vesting of the award upon Ms. Wu’s termination as more fully described in the section below titled “Libing (Claire) Wu Employment Agreement”.
(8)	The dollar amount reported for 2021 represents the aggregate grant-date fair value of the 40,000-share option granted on May 6, 2021 and the 200,000-share option granted on July 13, 2021, calculated in accordance with FASB ASC Topic 718, without taking into account any estimated forfeitures related to service-vesting conditions. Assumptions used in the calculation of these amounts are included in Note 13, “Stockholders Equity,” to our audited consolidated financial statements for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K. The dollar amount reported for 2022 represents the incremental fair value of the 200,000-share option resulting from the acceleration of the option and extension of the post-service option exercise period in connection with Ms. Wu’s termination as more fully described in the section below titled “Libing (Claire) Wu Employment Agreement”.
(9)	The reported amount is comprised of the following: (a) cash severance payment in accordance with Ms. Wu’s employment agreement in the amount of $750,000 payable in 18 equal monthly installments with the first payment commencing on March 15, 2022 (of which $416,667 was paid in 2022), (b) $22,783 for accrued vacation in connection with Ms. Wu’s termination and (c) $17,976 for service on the Board of Directors between February 18, 2022 and July 13, 2022. In connection with her termination, the vesting of her 80,000-share restricted stock award and 200,000-share option granted in 2021 was accelerated and the post-service exercise period of her option was extended. The incremental fair value of the acceleration and extension are reported in this table for 2022 in the columns titled Stock Awards and Option Awards, respectively. The fair market value per share of Company common stock on December 31, 2022 was $1.05 which was lower than the $2.21 per share exercise price of the option; accordingly, the intrinsic value of the option was zero. The value of the shares subject to the restricted stock award (that were fully vested) as of December 31, 2022 was $ $50,991 which is less than the incremental fair value reported for the acceleration in the Stock Awards column.
(10)	Mr. Anderson was appointed Chief Financial Officer of the Company on October 11, 2021.
(11)	Mr. Hannigan’s employment terminated on October 26, 2022.
(12)	Represents payment of accrued vacation in connection with Mr. Hannigan’s termination.

Employment Arrangements

The Company does not have employment agreements with any of its current executive officers. The compensation for our executive officers is set by the compensation committee and for 2022 was comprised of base salary and discretionary bonus based on the Compensation Committee’s assessment of the Company’s financial performance and progress in achieving its objectives in 2022. In March 2023, the compensation committee determined that no bonus should be awarded to any executive officers based on such assessment. Ms. Chen’s base salary was set at $300,000 effective with her appointment as the Company chief executive officer. Mr. Berman’s base salary was set at $300,000 upon his appointment as Interim Chief Executive Officer of the Company and $150,000 following his appointment as Vice President, Mergers & Acquisitions. Mr. Anderson’s base salary was set at $285,000. Mr. Hannigan’s base salary was set at $285,000. The Company had previously entered into an employment agreement with Ms. Wu which is summarized below.

Libing (Claire) Wu Employment and Separation Agreement

In connection with the Company’s appointment of Libing (Claire) Wu as Chief Executive Officer of the Company on July 13, 2021, the Company entered into an employment agreement with Ms. Wu that provided for, among other things, payment to Ms. Wu of an annual base salary equal to $500,000, subject to cost-of-living adjustments applicable to Company employee salaries from time to time. Ms. Wu was eligible to receive an annual incentive bonus of up to 60% of her annual salary, determined at the discretion of the Board of Directors and subject to the attainment of certain Board objectives. She was also granted an option to purchase 200,000 shares of Company common stock at a per share exercise price of $2.21 vesting in 4 equal annual installments commencing on the one-year anniversary of the July 13, 2021 grant date and 80,000 shares of restricted stock vesting on August 16, 2022. Under her employment agreement, if Ms. Wu’s employment was terminated by the Company for any reason other than Cause (as defined in the employment agreement), or Ms. Wu resigned as an employee of the Company for Good Reason (as defined in the employment agreement), so long as she has signed and has not revoked a release agreement, she would be entitled to receive severance in the form of continued base salary payments over a period of 18 months, and the vesting of all of her stock options and restricted stock grants would automatically accelerate.

On February 18, 2022, Ms. Wu resigned as Chief Executive Officer and General Counsel of the Company. In connection with her resignation, the Company entered into a Separation Agreement and Release with Ms. Wu (the “Separation Agreement”) pursuant to which, among other things, Ms. Wu. released the Company from any and all claims she may have against the Company (subject to certain exclusions), and the Company agreed to provide Ms. Wu with the separation benefits under her employment agreement, including $750,000 in severance pay payable over an 18-month period, accelerated vesting of the 200,000-share option and extension of the post-service exercise period of the option to July 13, 2031 and accelerated vesting of the 80,000 share restricted stock award. The Separation Agreement also contains a customary non-disparagement provision.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2022, the Company’s named executive officers had the following option and/or stock awards:

Name (a)	Number of securities underlying unexercised options exercisable (#)(b)		Number of Securities underlying unexercised options unexercisable (#)(c)		Equity Incentive plan awards: Number of Securities underlying unexercised unearned options unexercisable (#)(c)	Option exercise price ($)(e)	Option expiration date (f)	Number of shares of units of stock that have not vested (#)(g)	Market value of shares or units of stock that have not vested ($)(h)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(i)	Equity Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(j)

Yinghua Chen	20,000		20,000	(1)	—	2.11	7/01/2030	—	—	—	—
	18,750		56,250	(2)	—	2.21	11/11/2031	—	—	—	—

Lyle Berman	20,000		20,000	(1)	—	2.11	7/01/2030	—	—	—	—
	12,500		37,500	(3)	—	2.21	11/11/2031	—	—	—	—

Libing (Claire) Wu	200,000	(4)	—		—	2.21	7/13/2031	—	—	—	—

Judson Hannigan	85,000	(5)	—		—	4.09	1/24/2023	—	—	—	—

(1)	Represents a stock option granted on July 1, 2020 in connection with service as a member of the Board of Directors. The option vests in 4 equal annual installments on each of July 1, 2021, 2022, 2023, and 2024.
(2)	Represents a stock option granted on November 11, 2021 in connection with Ms. Chen’s employment. The option vests in 4 equal annual installments on each of November 11, 2022, 2023, 2024, and 2025.
(3)	Represents a stock option granted on November 11, 2021 in connection with Mr. Berman’s employment. The option vests in 4 equal annual installments on each of November 11, 2022, 2023, 2024, and 2025.
(4)	Represents the option granted on July 13, 2021, in connection with Ms. Wu’s employment; in connection with her termination, the option became fully vested and the post-service exercise period was extended to July 13, 2031.
(5)	Represents the portion of the option granted to Mr. Hannigan on November 21, 2019, that was vested at the time of his termination; the unvested portion was forfeited.

Director Compensation

The following table sets forth information regarding the compensation earned for service on our Board of Directors by our non-employee directors during the year ended December 31, 2022.

Director Compensation Table
Name (a)	Fees earned or paid in cash ($) (b)	Stock awards(1) ($) (c)	Option awards(1) ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Lyle Berman	30,000	—	—	—	—	—	30,000
Yangyang Li	65,000	—	—	—	—	—	65,000
Benjamin Oehler	55,000	—	—	—	—	—	55,000
Bradley Berman	50,000	—	—	—	—	—	50,000
Joseph Lahti	50,000	—	—	—	—	—	50,000
Jingshen (Jason) Lu	50,000	—	—	—	—	—	50,000
Guanzhou (Jerry) Qin	50,000	—	—	—	—	—	50,000
Yinghua Chen	30,000	—	—	—	—	—	30,000
Yushi Guo	65,000	—	—	—	—	—	65,000
Adam Pliska(2)	30,000	—	—	—	—	69,285	99,285
Jerry Lewin(3)	6,161	—	—	—	—	6,161	6,161

(1)	The amounts shown represent compensation expense recognized for financial statement purposes under ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of the assumptions relating to our valuations of these stock awards and option awards, please see Note 13 to the financial statements included in the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2022. These amounts reflect our accounting expense for these stock awards and option awards and do not correspond to the actual value that may be recognized by the directors.

(2)	Mr. Pliska received $4,850 for his service as a director on the Board from January to February 2022. In February 2022, Mr. Pliska entered into a consulting arrangement with the Company pursuant to which he agreed to provide certain business and strategic advice to the Company and received a consulting fee in the amount of $69,285 for fiscal year 2022. On April 17, 2023, Mr. Pliska received a true-up payment of $25,150 for his service as a director on the Board from February 2022 to December 2022.

(3)	Mr. Lewin resigned from the Board on February 18, 2022.

Director Compensation Program

On July 6, 2021, the Company’s Board of Directors approved the following compensation for non-executive directors: (i) annual $30,000 fee for director services; (ii) annual $10,000 fee for non-chair committee services (capped at $10,000 per director); and (iii) annual $15,000 fee for committee chairs (capped at $15,000 per director). The Company has the option to pay such amounts in cash or stock from the Company’s incentive plan (valued at the closing price of AESE common stock on the trading day immediately prior to the scheduled payment date), with the current fees payable in cash. The fees are payable monthly by the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND DIRECTORS

The table below sets forth information known to us regarding the beneficial ownership of our common stock as of the April 14, 2023, for:

●	each person we believe beneficially holds more than 5% of our outstanding common shares (based solely on our review of SEC filings);

●	each of our “named executive officers” as identified in the summary compensation table; and

●	all of our current directors and executive officers as a group.

The number of shares beneficially owned by a person includes shares issuable under options, warrants and other securities convertible into common stock held by that person and that are currently exercisable or that become exercisable within 60 days of April 14, 2023. Percentage calculations assume, for each person and group, that all shares that may be acquired by such person or group pursuant to options, warrants and other convertible securities currently exercisable or that become exercisable within 60 days of the April 14, 2023, are outstanding. Nevertheless, shares of common stock that are issuable upon exercise of presently unexercised options, warrants and other convertible securities are not deemed to be outstanding for purposes of calculating the “Percentage of Shares Beneficially Owned” by any other person or any other group.

Except as otherwise indicated in the table or its footnotes, the persons in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

As of the April 14, 2023, we had 39,085,470 shares of common stock issued and outstanding.

Name and Address of Beneficial Owners(1)	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Five Percent Stockholders:
Knighted Pastures LLC(2)	8,002,610	20.4%
Ourgame International Holdings Limited(3)	15,112,163	35.8%
Directors and Named Executive Officers:
Yinghua Chen(4)	64,052	*
Lyle Berman(5)	1,137,959	2.9%
Roy Anderson	―	―
Yangyang Li(6)	15,132,163	35.8%
Benjamin Oehler(7)	89,325	*
Bradley Berman(7)	92,325	*
Joseph Lahti(7)	92,325	*
Jingsheng (Jason) Lu(8)	15,132,163	35.8%
Guanzhou (Jerry) Qin	―	―
Yushi Guo	―	―
Adam Pliska(9)	466,111	1.18%
Yuanfei Qu	―	―
Judson Hannigan(10)	279,225	*
Claire Wu(11)	248,563	*
All current directors and executive officers, as a group (14 individuals)	17,602,048	38.0%

*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 745 Fifth Ave, Suite 500, New York, NY 10151. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)	Based on a joint Schedule 13D filed on February 9, 2022, by Knighted Pastures LLC and Roy Choi. Includes 190,000 five-year warrants to purchase shares of Company common stock at a price per share of $11.50 that are currently exercisable.
(3)	Based on a joint Schedule 13D filed on September 18, 2019, filed by Primo Vital Ltd. (“Primo”) and Ourgame International Holdings Limited (“Ourgame”). Primo is the wholly-owned subsidiary of Ourgame and is the record holder of the Companys common stock. Ourgame has the power to vote or direct the voting of 15,112,163 shares of common stock and has the power to dispose or direct the disposition of 15,112,163 shares of common stock.
(4)	Includes options to purchase 38,750 shares of common stock that are exercisable within 60 days after April 14, 2023.
(5)	Includes options to purchase 42,500 shares of common stock that are exercisable within 60 days after April 14, 2023.
(6)	Mr. Li is the current Chair, and an Executive Director of Ourgame, the wholly-owned parent of Primo. Mr. Li may exercise voting and dispositive power over the shares beneficially owned by Primo and disclaims any beneficial ownership in such shares except to the extent of his pecuniary interest in Ourgame. Shares include 15,112,163 shares held by Primo, including 3,125,640 warrants, and options to purchase 20,000 shares of common stock that are exercisable within 60 days after April 14, 2023.
(7)	Includes options to purchase 30,000 shares of common stock that are exercisable within 60 days after April 14, 2023.
(8)	Mr. Lu serves as an executive director and the Chief Executive Officer of Ourgame, the wholly-owned parent of Primo. Mr. Li may exercise voting and dispositive power over the shares beneficially owned by Primo and disclaims any beneficial ownership in such shares except to the extent of his pecuniary interest in Ourgame. Shares include 15,112,163 shares held by Primo, including 3,125,640 warrants, and options to purchase 20,000 shares of common stock that are exercisable within 60 days after April 14, 2023.
(9)	Shares include (i) 102,024 shares issuable upon the exercise of warrants to purchase common stock at a price per share of $11.50 issued on August 9, 2019 to Mr. Pliska that are currently exercisable; (ii) 38,000 shares issuable upon the exercise of warrants to purchase common stock at a price per share of $11.50 issued on August 9, 2019 to Lipscomb/Visoli Children’s Trust that are currently exercisable; (iii) options to purchase 206,250 shares of common stock that are exercisable within 60 days after April 14, 2023; and (iv) 117,647 shares of common stock held by Lipscomb/Visoli Children’s Trust over which Mr. Pliska may exercise sole voting and dispositive power. Mr. Pliska disclaims any pecuniary interest in the 38,000 warrants and 117,647 shares of common stock held by Lipscomb/Visoli Children’s Trust.
(10)	Includes options to purchase 85,000 shares of common stock that are fully exercisable as of Mr. Hannigan’s date of termination and 90,350 shares issuable upon the exercise of warrants to purchase common stock at a price per share of $11.50 issued on August 9, 2019 to Mr. Hannigan that are currently exercisable.
(11)	Includes options to purchase 200,000 shares of common stock that are exercisable within 60 days after April 14, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company maintains a 2019 Equity Incentive Plan. The purpose of the 2019 Equity Incentive Plan is to enable the Company to offer to employees, officers, and directors of, and consultants to, the Company and its subsidiaries whose past, present and/or potential future contributions to the Company and its subsidiaries have been, are or will be important to the success of the Company, an opportunity to share monetarily in the success of and/or acquire an equity interest in the Company. 3,763,305 shares of our common stock have been approved for issuance under the 2019 Equity Incentive Plan, of which 1,344,904 shares remained available for issuance pursuant to future grants at December 31, 2022.

The 2019 Equity Incentive Plan was approved by our stockholders. The following table sets forth certain information as of December 31, 2022, with respect to securities authorized for issuance under compensation arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,675,000	$4.73	1,344,904
Equity compensation plans not approved by securityholders	—	—	—
Total	1,675,000	$4.73	1,344,904

(1)	Consists of shares subject to outstanding stock options under the 2019 Equity Incentive Plan (the “2019 Plan”), some of which are vested and some of which remain subject to the vesting relating to the respective equity award.

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

Transactions with Related Persons

None.

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firms

Marcum LLP served as the independent registered public accounting firm for the Company since 2018 until its dismissal in November 2022. ZH CPA, LLC has served as the Company’s independent registered public accounting firm since November 2022. The following table shows the fees that were billed for audit and other services provided by the Company’s previous registered accounting firm, Marcum LLP, during the 2022 and 2021 fiscal years, and the Company’s newly appointed independent public accounting firm, ZH CPA, LLC, during the 2022 fiscal year:

		Marcum LLP	ZH CPA, LLC
		For the Fiscal Years Ended December 31,	For the Fiscal Year Ended December 31,
	2022	2021	2022
Audit Fees(1)	$168,075	$401,125	$168,000
Audit-Related Fees(2)	47,000	—	—
Tax Fees(3)	—	—	—
All Other Fees(4)	—	—	—
Total Fees	$215,075	$401,125	$168,000

(1)	Audit Fees consist of fees for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption Audit Fees above. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The Audit Committee approved 100% of the services described herein.
(3)	Tax Fees typically consist of fees for tax compliance, tax advice, and tax planning.
(4)	All Other Fees typically consist of fees for permitted non-audit products and services provided.

Pre-Approval Policy

The audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial statements (See Index to Consolidated Financial Statements in Part II, Item 8 of the Original Filing).

2. All financial statement schedules have been omitted since the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or the accompanying notes.

3. The exhibits listed in the following Exhibits Index are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated December 19, 2018, by and among Black Ridge Acquisition Corp., Black Ridge Merger Sub, Corp., Allied Esports Entertainment, Inc., Noble Link Global Limited, Ourgame International Holdings Ltd., and Primo Vital Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018)
2.2	Amendment to Agreement and Plan of Reorganization, dated August 5, 2019 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed August 15, 2019)
2.3	Agreement of Merger, dated August 9, 2019, between Noble Link Global Limited and Allied Esports Media, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed August 15, 2019)
2.4	Plan of Merger, dated August 9, 2019, between Noble Link Global Limited and Allied Esports Media, Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed August 15, 2019)
2.5	Stock Purchase Agreement, dated January 19, 2021, by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 19, 2021)
2.6	Amended and Restated Stock Purchase Agreement, dated March 19, 2021, by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 22, 2021)
2.7	Amendment No. 1 to Amended and Restated Stock Purchase Agreement, dated March 29, 2021, by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 30, 2021)
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 15, 2019)
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 27, 2020)

3.3	Second Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2020)
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 1, 2022)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 1, 2022)
4.1	Specimen common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed September 22, 2017)
4.2	Specimen warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed September 22, 2017)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed September 22, 2017)
4.4	Form of warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.5 to the Company’s Form S-1/A filed September 22, 2017)
4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 of the Company’s Form 10-K filed March 24, 2023)
4.6	Form of Common Stock Purchase Warrant issued June 8, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 8, 2020)
4.7	Allied Esports Entertainment, Inc. 2019 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed August 24, 2021)
4.8	Allied Esports Entertainment, Inc. 2019 Stock Incentive plan Amendment dated December 30, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 30, 2021)
10.1†	Pliska Employment Agreement dated January 24, 2018 (incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed August 15, 2019)
10.2†	Pliska Employment Agreement Amendment dated June 1, 2018 (incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed August 15, 2019)
10.3†	Pliska Employment Agreement Second Amendment dated December 19, 2018 (incorporated by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K filed August 15, 2019)
10.4†	Change in Control Agreement dated December 31, 2020 by and between Allied Esports Entertainment, Inc. and Adam Pliska (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 19, 2021)
10.5†	Restricted Stock Unit Agreement dated January 19, 2021 by and between Allied Esports Entertainment, Inc. and Frank Ng (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2021)
10.6	Assignment and Assumption Agreement dated April 24, 2020 among Ourgame International Holdings Limited, Trisara Ventures, LLC, Adam Pliska and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2020)
10.7	Separation Agreement and Release dated February 16, 2022 by and between Libing (Claire) Wu and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2022)
10.8	Release and Non-disparagement Agreement dated March 7, 2022 by and between Jerry Lewin and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed May 25, 2022)
10.9	Settlement Agreement, dated April 15, 2022, by and between Ourgame International Holdings Limited and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed May 25, 2022)

21.1	Subsidiaries of Company (incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K filed March 24, 2023)
23.1	Consent of ZH CPA, LLC (incorporated by reference to Exhibit 23.1 of the Company’s Form 10-K filed March 24, 2023)
23.2	Consent of Marcum LLP (incorporated by reference to Exhibit 23.2 of the Company’s Form 10-K filed March 24, 2023)
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a) (incorporated by reference to Exhibit 31.1 of the Company’s Form 10-K filed March 24, 2023)
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a) (incorporated by reference to Exhibit 31.2 of the Company’s Form 10-K filed March 24, 2023)
31.3*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a)
31.4*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 of the Company’s Form 10-K filed March 24, 2023)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 of the Company’s Form 10-K filed March 24, 2023)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) and Item 15(b) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 26, 2023	ALLIED GAMING & ENTERTAINMENT, INC.

	By:	/s/ Yinghua Chen
		Name:	Yinghua Chen
		Title:	Chief Executive Officer
(Principal Executive Officer)