Form 10-K/A
period 2022-12-31
Allied Gaming & Entertainment Inc.
filed 2023-05-03
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Allied Gaming & Entertainment, Inc. (the “Company”, “we”, or “us”) is filing this Amendment No. 2 to Form 10-K/A (this “Amendment”) for the sole purpose of revising the information set forth in the table of director compensation under the section “Director Compensation” and the information set forth under the section “Director Compensation Program” included on page 17 of the Company’s Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on April 27, 2023 (the “Amendment No. 1”). Accordingly, this Amendment is being filed solely to:

●	amend Part III, Item 11 of Amendment No. 1 to revise the information provided hereunder; and

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as noted above, no other changes have been made to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2023 (the “Original Filing”) and Amendment No. 1. The Original Filing and Amendment No. 1 continue to speak as of the date of the Original Filing, and except as indicated above relating to the revisions under the sections “Director Compensation” and “Director Compensation Program”, the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing and Amendment No. 1. Accordingly, this Amendment should be read in conjunction with the Original Filing, Amendment No. 1, and the Company’s other filings made with the SEC on or subsequent to March 24, 2023.

Item 11. Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION

The following tables set forth information regarding compensation for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2021, and December 31, 2022, by the Company’s Chief Executive Officer and two other individuals who served in such capacity during fiscal year 2022, the Company’s Chief Financial Officer, the Company’s one other executive officer whose total compensation for the 2022 fiscal year was in excess of $100,000 and who was serving as an executive officer at the end of the 2022 fiscal year, and one former executive officer whose employment terminated on October 26, 2022 and is included based on total compensation for fiscal year 2022 under SEC rules. The listed individuals are herein referred to as the “named executive officers.”

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

Director Compensation

The following table sets forth information regarding the compensation earned for service on our Board of Directors by our non-employee directors (other than those who also served as our executive officers) during the year ended December 31, 2022. The compensation earned for service on our Board of Directors by individuals who also served as our executive officers during the year ended December 31, 2022, is included in the “All Other Compensation” column in the table above titled “Summary Compensation Table.”

Director Compensation Table
Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Yangyang Li	45,000	—	—	—	—	—	45,000
Benjamin Oehler	45,000	—	—	—	—	—	45,000
Bradley Berman	40,000	—	—	—	—	—	40,000
Joseph Lahti	40,000	—	—	—	—	—	40,000
Jingsheng (Jason) Lu	40,000	—	—	—	—	—	40,000
Guanzhou (Jerry) Qin	40,000	—	—	—	—	—	40,000
Yushi Guo(1)	38,839	—	—	—	—	—	38,839
Adam Pliska(2)	30,000	—	—	—	—	69,285	99,285
Jerry Lewin(3)	31,161	—	—	—	—	—	31,161
Yuanfei Qu(4)	16,667	—	—	—	—	—	16,667

(1)	Mr. Guo became a member of the Board on February 18, 2022, and received a prorated fee for his service as a director during fiscal year 2022. The amount includes a true-up payment that shall be paid in May 2023 for Mr. Guo's service as Chair of the Compensation Committee from the date he became a Board member.

(2)	Mr. Pliska received $4,850 for his service as a director on the Board from January to February 2022. In February 2022, Mr. Pliska entered a consulting arrangement with the Company pursuant to which he agreed to provide certain business and strategic advice to the Company and received a consulting fee in the amount of $69,285 for fiscal year 2022. On April 17, 2023, Mr. Pliska received a true-up payment of $25,150 for his service as a director on the Board from February 2022 to December 2022.

(3)	Mr. Lewin resigned from the Board on February 18, 2022, and received a prorated fee for his service as a director during fiscal year 2022. In addition, Mr. Lewin received a one-time payment of board fees in the amount of $25,000 in appreciation of his contributions and services as a director to the Company.

(4)	Mr. Qu became a member of the Board on July 15, 2022, and received a prorated fee for his service as a director during fiscal year 2022.

Director Compensation Program

On July 6, 2021, the Company’s Board of Directors approved a compensation arrangement for non-employee directors as follows: (i) annual cash fee of $30,000 for services on the Board as a director and (ii) either (x) an additional annual cash fee of $10,000 for services on one or more committees of the Board if such director does not serve as a chair of any committee or (y) an additional annual cash fee of $15,000 for services on one or more committees of the Board if such director serves as a chair of any committee. Accordingly, the maximum amount of cash fees that can be earned by each director is $45,000 regardless of the number of committees on which such director serves. The Company has the option to pay such amounts in cash or stock from the Company’s incentive plan (valued at the closing price of AGAE common stock on the trading day immediately prior to the scheduled payment date), with the current fees payable in cash. The fees are payable monthly by the Company.

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

3. The exhibits listed in the following Exhibits Index are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated December 19, 2018, by and among Black Ridge Acquisition Corp., Black Ridge Merger Sub, Corp., Allied Esports Entertainment, Inc., Noble Link Global Limited, Ourgame International Holdings Ltd., and Primo Vital Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018)
2.2	Amendment to Agreement and Plan of Reorganization, dated August 5, 2019 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed August 15, 2019)
2.3	Agreement of Merger, dated August 9, 2019, between Noble Link Global Limited and Allied Esports Media, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed August 15, 2019)
2.4	Plan of Merger, dated August 9, 2019, between Noble Link Global Limited and Allied Esports Media, Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed August 15, 2019)
2.5	Stock Purchase Agreement, dated January 19, 2021, by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 19, 2021)
2.6	Amended and Restated Stock Purchase Agreement, dated March 19, 2021, by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 22, 2021)
2.7	Amendment No. 1 to Amended and Restated Stock Purchase Agreement, dated March 29, 2021, by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 30, 2021)
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 15, 2019)
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 27, 2020)
3.3	Second Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2020)
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 1, 2022)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 1, 2022)
4.1	Specimen common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed September 22, 2017)
4.2	Specimen warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed September 22, 2017)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed September 22, 2017)
4.4	Form of warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.5 to the Company’s Form S-1/A filed September 22, 2017)
4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 of the Company’s Form 10-K filed March 24, 2023)
4.6	Form of Common Stock Purchase Warrant issued June 8, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 8, 2020)

4.7	Allied Esports Entertainment, Inc. 2019 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed August 24, 2021)
4.8	Allied Esports Entertainment, Inc. 2019 Stock Incentive plan Amendment dated December 30, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 30, 2021)
10.1†	Pliska Employment Agreement dated January 24, 2018 (incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed August 15, 2019)
10.2†	Pliska Employment Agreement Amendment dated June 1, 2018 (incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed August 15, 2019)
10.3†	Pliska Employment Agreement Second Amendment dated December 19, 2018 (incorporated by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K filed August 15, 2019)
10.4†	Change in Control Agreement dated December 31, 2020 by and between Allied Esports Entertainment, Inc. and Adam Pliska (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 19, 2021)
10.5†	Restricted Stock Unit Agreement dated January 19, 2021 by and between Allied Esports Entertainment, Inc. and Frank Ng (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2021)
10.6	Assignment and Assumption Agreement dated April 24, 2020 among Ourgame International Holdings Limited, Trisara Ventures, LLC, Adam Pliska and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2020)
10.7	Separation Agreement and Release dated February 16, 2022 by and between Libing (Claire) Wu and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2022)
10.8	Release and Non-disparagement Agreement dated March 7, 2022 by and between Jerry Lewin and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed May 25, 2022)
10.9	Settlement Agreement, dated April 15, 2022, by and between Ourgame International Holdings Limited and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed May 25, 2022)
21.1	Subsidiaries of Company (incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K filed March 24, 2023)
23.1	Consent of ZH CPA, LLC (incorporated by reference to Exhibit 23.1 of the Company’s Form 10-K filed March 24, 2023)
23.2	Consent of Marcum LLP (incorporated by reference to Exhibit 23.2 of the Company’s Form 10-K filed March 24, 2023)
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a) (incorporated by reference to Exhibit 31.1 of the Company’s Form 10-K filed March 24, 2023)
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a) (incorporated by reference to Exhibit 31.2 of the Company’s Form 10-K filed March 24, 2023)
31.3	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a) (incorporated by reference to Exhibit 31.3 of the Company’s Form 10-K/A filed April 27, 2023)
31.4	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a) (incorporated by reference to Exhibit 31.4 of the Company’s Form 10-K/A filed April 27, 2023)
31.5*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a)
31.6*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 of the Company’s Form 10-K filed March 24, 2023)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 of the Company’s Form 10-K filed March 24, 2023)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K/A pursuant to Item 15(a)(3) and Item 15(b) of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 3, 2023	ALLIED GAMING & ENTERTAINMENT, INC.

	By:	/s/ Yinghua Chen
		Name:	Yinghua Chen
		Title:	Chief Executive Officer
(Principal Executive Officer)