Form 10-Q
period 2023-03-31
Allied Gaming & Entertainment Inc.
filed 2023-05-11
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to _______

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

As of May 10, 2023, 37,398,120 shares of common stock, par value $0.0001 per share, were outstanding.

ALLIED GAMING & ENTERTAINMENT INC.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,587,191	$11,167,442
Short-term investments	74,500,000	70,000,000
Interest receivable	1,302,212	677,397
Accounts receivable	306,423	72,739
Prepaid expenses and other current assets	724,111	459,274
Total Current Assets	80,419,937	82,376,852
Restricted cash	5,000,000	5,000,000
Property and equipment, net	3,459,550	4,005,622
Digital assets	49,392	49,761
Intangible assets, net	586,837	22,836
Deposits	379,105	379,105
Operating lease right-of-use asset	5,618,413	5,845,549
Other assets	99,900	49,950
Total Assets	$95,613,134	$97,729,675
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$538,227	$317,561
Accrued expenses and other current liabilities	1,896,874	1,645,379
Deferred revenue	1,146,200	108,428
Operating lease liability, current portion	1,279,117	1,227,164
Total Current Liabilities	4,860,418	3,298,532
Operating lease liability, non-current portion	6,194,507	6,527,075
Total Liabilities	11,054,925	9,825,607
Commitments and Contingencies (Note 4)
Stockholders’ Equity Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 39,085,470 shares issued at March 31, 2023 and December 31, 2022, and 37,398,120 and 38,503,724 shares outstanding at March 31, 2023 and December 31, 2022, respectively	3,909	3,909
Additional paid in capital	198,531,740	198,526,614
Accumulated deficit	(112,129,355)	(110,235,568)
Accumulated other comprehensive income	221,555	219,675
Treasury stock, at cost, 1,687,350 and 581,746 shares at March 31, 2023 and December 31, 2022, respectively	(2,069,640)	(610,562)
Total Stockholders’ Equity	84,558,209	87,904,068
Total Liabilities and Stockholders’ Equity	$95,613,134	$97,729,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Revenues:
In-person	$1,193,330	$2,203,066
Multiplatform content	101	208,988
Total Revenues	1,193,431	2,412,054
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	672,222	1,810,353
Multiplatform content (exclusive of depreciation and amortization)	395	21,133
Selling and marketing expenses	54,598	69,038
General and administrative expenses	2,543,347	3,451,870
Depreciation and amortization	578,560	808,612
Total Costs and Expenses	3,849,122	6,161,006
Loss From Operations	(2,655,691)	(3,748,952)
Other Income (Expense):
Other income (expense), net	27,455	(6,707)
Interest income, net	734,449	4,462
Total Other Income (Expense)	761,904	(2,245)
Net loss	(1,893,787)	(3,751,197)
Other comprehensive income:
Foreign currency translation adjustments	1,880	12,964
Total Comprehensive Loss	$(1,891,907)	$(3,738,233)

Basic and Diluted Net Loss per Common Share	$(0.05)	$(0.10)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	37,924,754	39,064,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For The Three Months Ended March 31, 2023 and 2022

(unaudited)

	For The Three Months Ended March 31, 2023
					Additional	Accumulated Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2023	39,085,470	$3,909	581,746	$(610,562)	$198,526,614	$219,675	$(110,235,568)	$87,904,068
Stock-based compensation:
Stock options	-	-	-	-	5,126	-	-	5,126
Repurchases of common stock	-	-	1,105,604	(1,459,078)	-	-	-	(1,459,078)
Net loss	-	-	-	-	-	-	(1,893,787)	(1,893,787)
Foreign currency translation adjustment	-	-	-	-	-	1,880	-	1,880
Balance - March 31, 2023	39,085,470	$3,909	1,687,350	$(2,069,640)	$198,531,740	$221,555	$(112,129,355)	$84,558,209

	For The Three Months Ended March 31, 2022
					Additional	Accumulated Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2022	39,116,907	$3,912	-	$-	$197,784,972	$269,606	$(99,411,683)	$98,646,807
Stock-based compensation:
Restricted common stock	-	-	-	-	82,345	-	-	82,345
Stock options	-	-	-	-	318,951	-	-	318,951
Net loss	-	-	-	-	-	-	(3,751,197)	(3,751,197)
Foreign currency translation adjustment	-	-	-	-	-	12,964	-	12,964
Balance - March 31, 2022	39,116,907	$3,912	-	$-	$198,186,268	$282,570	$(103,162,880)	$95,309,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(1,893,787)	$(3,751,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,126	401,296
Non-cash rent expense	227,136	213,209
Digital currency received as revenue	(26)	(177,946)
Expenses paid using digital assets	395	-
Change in fair value of warrant liabilities	-	1,300
Depreciation and amortization	578,560	808,612
Changes in operating assets and liabilities:
Accounts receivable	(233,684)	(501,657)
Interest receivable	(624,815)	-
Prepaid expenses and other current assets	(264,837)	180,703
Accounts payable	164,163	47,343
Accrued expenses and other current liabilities	251,495	696,309
Operating lease liability	(280,615)	(267,215)
Deferred revenue	1,037,772	224,498
Total Adjustments	860,670	1,626,452
Net Cash Used In Operating Activities	(1,033,117)	(2,124,745)
Cash Flows From Investing Activities
Expenditures on software development costs	(49,950)	-
Purchases of short-term investments	(4,500,000)	-
Investment in digital assets	-	(41,026)
Purchases of intangibles	(508,500)
Purchases of property and equipment	(36,934)	(9,446)
Net Cash Used In Investing Activities	(5,095,384)	(50,472)
Cash Flows From Financing Activities
Repurchases of common stock	(1,459,078)	-
Net Cash Used In Financing Activities	(1,459,078)	-
Effect of Exchange Rate Changes on Cash	7,328	16,723
Net Decrease In Cash, Cash Equivalents, And Restricted Cash	(7,580,251)	(2,158,494)
Cash, cash equivalents, and restricted cash - Beginning of Period	16,167,442	97,887,030
Cash, cash equivalents, and restricted cash - End of Period	$8,587,191	$95,728,536
Cash and restricted cash consisted of the following:
Cash	$3,587,191	$90,728,536
Restricted cash	5,000,000	5,000,000
	$8,587,191	$95,728,536

Non-Cash Investing and Financing Activities:
ROU asset and lease liability, net of deferred rent, recognized upon adoption of ASU 2016-02	-	$6,713,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization and Nature of Operations

Allied Gaming & Entertainment Inc. (“AGAE” and together with its subsidiaries, “the Company”) operates a public esports and entertainment company through its wholly owned subsidiaries Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”), Allied Mobile Entertainment Inc. (“AME”), Allied Experiential Entertainment Inc. (“AEE”), and Allied Esports GmbH (“AEG” and together with AEII, AME and ESALV, “Allied Esports”). AEII produces a variety of esports and gaming-related content, including world class tournaments, live and virtual events, and original programming to continuously foster an engaged gaming community. ESALV operates HyperX Arena Las Vegas, the world’s most recognized esports facility. AME is engaged in the development and worldwide distribution of mobile casual games. AEE is currently inactive.

Note 2 – Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2023, and for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of AGAE and Allied Esports and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023.

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

As of March 31, 2023	Level 1	Level 2	Level 3	Total

Digital assets	$49,392	$-	$-	$49,392

Sponsor warrants	-	-	100	100

Total	$49,392	$-	$100	$49,492

As of December 31, 2022	Level 1	Level 2	Level 3	Total

Digital assets	$49,761	$-	$-	$49,761

Sponsor warrants	-	-	100	100

Total	$49,761	$-	$100	$49,861

The carrying amounts of the Company’s financial instruments, such as cash equivalents, accounts receivable, short-term investments, interest receivable, accounts payable, operating lease liabilities, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Short-term investments consist of certificates of deposit with original maturities of greater than three months but less than or equal to twelve months when purchased. See Digital Assets below for further details on digital assets.

The Sponsor Warrants are carried at fair value as of March 31, 2023 and December 31, 2022. The Sponsor Warrants are valued using level 3 inputs. The fair value of the Sponsor Warrants is estimated using the Black-Scholes option pricing method. Significant level 3 inputs used to calculate the fair value of the Sponsor Warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

The following is a roll forward of the Company’s Level 3 instruments during the three months ended March 31, 2023:

Balance, January 1, 2023	$100
Change in fair value of sponsor warrants	-
Balance, March 31, 2023	$100

The key inputs into the Black-Scholes model used to value Sponsor Warrants at the relevant measurement dates were as follows:

	March 31,	December 31,
Input	2023	2022
Risk-free rate	4.35%	4.57%
Remaining term in years	1.36	1.61
Expected volatility	57.0%	56.0%
Exercise price	$11.50	$11.50
Fair value of common stock	$1.21	$1.05

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss attributable to the Company by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the potential exercise of outstanding stock options and warrants and vesting of restricted stock awards.

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss	$(1,893,787)	$(3,751,197)

Denominator:
Weighted-average common shares outstanding	38,389,202	39,116,907
Less: weighted-averages unvested restricted shares	-	(52,444)
Denominator for basic and diluted net loss per share	38,389,202	39,064,463

Basic and Diluted Net Loss per Common Share	$(0.05)	$(0.10)

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2023	2022
Options	1,540,000	2,415,000
Warrants	20,091,549	20,091,549
Equity purchase options	-	600,000
Contingent consideration shares (1)	192,308	192,308
	21,823,857	23,298,857

(1)	Holders who elected to convert a certain former Bridge Note from the Company into common stock are entitled to receive contingent consideration shares equal to the product of (i) 3,846,153 shares, multiplied by (ii) that holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after the August 9, 2019 closing date, the last exchange-reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In-person revenue was comprised of the following for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022
Event revenue	$561,077	$536,597
Sponsorship revenue	359,741	1,326,250
Food and beverage revenue	88,974	201,318
Ticket and gaming revenue	130,137	117,779
Merchandising revenue	53,401	21,122
Total in-person revenue	$1,193,330	$2,203,066

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Multiplatform revenue

Multiplatform revenue was comprised of the following for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022
NFT revenue	26	$208,758
Distribution revenue	75	230
Total multiplatform revenue	$101	$208,988

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

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	For the Three Months Ended
	March 31,
	2023	2022

Revenues Recognized at a Point in Time:
NFT revenue	$26	$208,758
Food and beverage revenue	88,974	201,318
Ticket and gaming revenue	130,137	117,779
Merchandising revenue	53,401	21,122
Distribution revenue	75	230
Total Revenues Recognized at a Point in Time	272,613	549,207

Revenues Recognized Over a Period of Time:
Event revenue	561,077	536,597
Sponsorship revenue	359,741	1,326,250
Total Revenues Recognized Over a Period of Time	920,818	1,862,847
Total Revenues	$1,193,431	$2,412,054

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of March 31, 2023 and December 31, 2022, the Company had contract liabilities of $1,146,200 and $108,428, respectively, which is included in deferred revenue on the condensed consolidated balance sheet.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2023, $89,439 of performance obligations in connection with contract liabilities included within deferred revenue on the December 31, 2022 consolidated balance sheet have been satisfied. The Company expects to satisfy the remaining performance obligations of $18,989 related to its December 31, 2022 deferred revenue balance within the next twelve months. During the three months ended March 31, 2023 and 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in our consolidated statements of operations and comprehensive loss. There were no impairment losses for the three months ended March 31, 2023 and 2022 and no digital assets were sold during the same time periods.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table sets forth changes in our digital assets for the three months ended March 31, 2023:

Balance, January 1, 2023	$49,761
Received from customers	26
Expenses paid using digital assets	(395)
Balance, March 31, 2023	$49,392

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. The Company holds cash, cash equivalents and short-term investments at major financial institutions, which often exceed Federal Deposit Insurance Corporation’s insurance limits. As of March 31, 2023, one customer represented 100% of the Company’s accounts receivable balance. Historically, the Company has not experienced any losses due to such concentration of credit risk.

During the three months ended March 31, 2023 and 2022, and 0% and 3%, respectively, of the Company’s revenues were from customers in foreign countries.

During the three months ended March 31, 2023, the Company’s two largest customers accounted for 26%, and 11% of the Company’s consolidated revenues. During the three months ended March 31, 2022, the Company’s two largest customers accounted for 41%, and 12% of the Company’s consolidated revenues.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Euro). Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (1.0877 and 1.0699 at March 31, 2023 and December 31, 2022, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (1.0727 and 1.1165 for the three months ended March 31, 2023 and 2022, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income.

The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Realized losses of $942 and $1,890 arising from exchange rate fluctuations on transactions denominated in a currency other than the reporting currency for the three months ended March 31, 2023 and 2022, respectively, are recognized in operating results in the accompanying condensed consolidated statements of operations.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU on January 1, 2023, using the modified retrospective approach and it did not have a material impact on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to clarify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature model. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, this ASU improves disclosure requirements for convertible instruments and earnings-per-share guidance. The ASU also revises the derivative scope exception guidance to reduce form-over-substance-based accounting conclusions driven by remote contingent events. The amendments in this update are effective for our fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption will be permitted, but no earlier than for fiscal years beginning after December 15, 2020. The Company early adopted ASU 2020-06 effective January 1, 2023 which eliminated the need to assess whether a beneficial conversion feature needs to be recognized upon the issuance of new convertible instruments.

Note 3 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2023	2022
Compensation expense	$1,570,186	$1,546,805
Event costs	1,596	8,411
Legal and professional fees	241,047	43,676
Warrant liabilities	100	100
Other accrued expenses	83,945	46,387
Accrued expenses and other current liabilities	$1,896,874	$1,645,379

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Operating Leases

Allied Esports leases an arena in Las Vegas, Nevada, for the purpose of hosting Esports activities (the “Las Vegas Lease”). The arena opened to the public on March 23, 2018 (the “Commencement Date”). Initial lease terms are for minimum monthly payments of $125,000 for 60 months from the Commencement Date with an option to extend for an additional 60 months at $137,500 per month. Additional annual tenant obligations are estimated at $2 per square foot for Allied’s portion of real estate taxes and $5 per square foot for common area maintenance costs. The Las Vegas Lease expires on May 31, 2023. However, the Company plans on extending the lease an additional five years representing an additional commitment of $8,250,000.

The Company also leases office and production space in Germany, pursuant to a lease dated August 1, 2020 which expires on July 31, 2023 (the “Germany Lease”). Rent expense under the lease is €4,000 (approximately $4,280 United States dollars) per month.

The Company’s aggregate lease expense incurred during the three months ended March 31, 2023 and 2022 amounted to $401,208 and $415,987, respectively, of which $320,994 and $320,994, respectively, is included within in-person costs and $80,214 and $94,993, respectively, is included in general and administrative expenses on the accompanying consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$280,615	$267,215

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$-

Weighted Average Remaining Lease Term (Years)
Operating leases	5.17	6.17

Weighted Average Discount Rate
Operating leases	5.0%	5.0%

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of the Company’s remaining operating lease liabilities is as follows:

For the Year Ending December 31,	Amount
2023	$1,212,500
2024	1,650,000
2025	1,650,000
2026	1,650,000
2027	1,650,000
Thereafter	687,500
Total lease payments	8,500,000
Less: amount representing imputed interest	(1,026,376)
Present value of lease liability	7,473,624
Less: current portion	(1,279,117)
Lease liability, non-current portion	$6,194,507

Note 5 – Intangible Assets, net

Intangible assets consist of the following:

	Intellectual Property	Licenses	Total Intangibles	Accumulated Amortization	Total
Balance as of January 1, 2023	$37,165	$-	$37,165	$(14,329)	$22,836
Purchases of intangibles	-	565,000	565,000	-	565,000
Amortization expense	-	-	-	(999)	(999)
Balance as of March 31, 2023	$37,165	$565,000	$602,165	$(15,328)	$586,837

On February 27, 2023, the Company purchased a five-year exclusive worldwide software license to operate four mobile casual games which will be amortized over a useful life of 5 years. As of March 31, 2023 the software has not yet been placed into service.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Stockholders’ Equity

Stock Options

A summary of the option activity during the three months ended March 31, 2023 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2023	1,675,000	$2.54
Granted	-	-
Exercised	-	-
Expired	(85,000)	4.09
Forfeited	(50,000)	4.09
Outstanding, March 31, 2023	1,540,000	$3.62	6.57	$-

Exercisable, March 31, 2023	1,195,000	$3.71	6.49	$-

Options outstanding and exercisable as of March 31, 2023 are as follows:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.11	40,000	7.25	20,000
$2.17	120,000	7.35	120,000
$2.21	350,000	8.34	237,500
$2.48	120,000	8.10	60,000
$4.09	630,000	5.25	527,500
$5.66	280,000	6.47	230,000
	1,540,000	6.49	1,195,000

For the three months ended March 31, 2023 and 2022, the Company recorded $5,126 and $318,951, respectively, of stock-based compensation expense related to stock options. As of March 31, 2023, there was $264,281 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the weighted average remaining vesting period of 1.87 years.

Restricted Common Stock

For the three months ended March 31, 2023 and 2022, the Company recorded $0 and $82,345, respectively, of stock-based compensation expense related to restricted stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of Allied Gaming & Entertainment Inc. (the “Company”) as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2022, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023, as amended on April 27, 2023 and May 3, 2023, on Forms 10-K/A. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company and its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

The Company

Allied Gaming and Entertainment Inc., (“AGAE” or the “Company”) is a global experiential entertainment company focused on providing a growing audience of gamers with unique experiences through renowned assets, products, and services. Allied Esports International, Inc. (“Allied”) operates global competitive esports properties designed to connect players and fans via a network of connected arenas. Esports Arena Las Vegas, LLC operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. Allied Esports GmbH operates a mobile esports trucks that serves as both a battleground and content generation hub and also operates a studio for recording and streaming gaming events.  The Company offers a variety of esports and gaming-related content, including world class tournaments, live and virtual entertainment and gaming events, and original programming to continuously foster an engaged gaming community. Allied Esports operates solely through its wholly owned subsidiaries. In December 2022, the Company completed a strategic review of its business operations and announced plans to restructure the existing esports business and expand its focus to include a broader array of entertainment and gaming products and services. Under this plan, the Company intends to pursue multiple channels of opportunities instead of a single significant corporate transaction such as an acquisition of complimentary assets or businesses, and it is currently exploring opportunities to leverage its location-based-entertainment expertise with a focus on gaming lifestyle and experiential entertainment, as well as growing its digital footprint and monetization capabilities through mobile gaming.

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

Our growth depends, in part, on our ability to respond to technological evolution, shifts in gamer trends and demands, introductions of new games, game publisher intellectual property right practices, and industry standards and practices. While change in this industry may be inevitable, we will try to adapt our business model as needed to accommodate change and remain on the forefront of its competitors.

Our business plan requires significant capital expenditures, and we expect our operating expenses to increase as we continue to expand our marketing efforts and operations in existing and new geographies as well as new vertical markets (including live influencer events, experiential entertainment, casual mobile gaming, live streaming platforms and channels, interactive content monetization, and online esports tournament and gaming subscription platforms), which we believe will provide attractive returns on investment.

Results of Operations

Our operations consist of our esports gaming operations, which take place at global competitive esports properties designed to connect players and fans via a network of connected arenas. Through our subsidiaries, we offer esports fans state-of-the-art facilities to compete against other players in esports competitions, host live events with esports superstars that potentially stream to millions of viewers worldwide, produce and distribute esports content at our on-site production facilities and studios. At our flagship arena in Las Vegas, Nevada, we provide an attractive facility for hosting corporate events, tournaments, game launches or other events. Additionally, we have a mobile esports arena, which is an 18-wheel semi-trailer that converts into a first class esports arena and competition stage with full content production capabilities and an interactive talent studio.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

	For the
	Three Months Ended
	March 31,		Favorable
(in thousands)	2023	2022	(Unfavorable)

Revenues:
In-person	$1,193	$2,203	(1,010)
Multiplatform content	-	209	(209)
Total Revenues	1,193	2,412	(1,219)
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	672	1,810	1,138
Multiplatform content (exclusive of depreciation and amortization)	-	21	21
Selling and marketing expenses	55	69	14
General and administrative expenses	2,543	3,452	909
Depreciation and amortization	579	809	230
Loss From Operations	(2,656)	(3,749)	1,093
Other Income (Expense)
Other income (expense), net	27	(7)	34
Interest income, net	735	5	730
Net loss	$(1,894)	$(3,751)	1,857

Revenues

In-person experience revenues decreased by approximately $1.0 million, or 46%, to approximately $1.2 million for the three months ended March 31, 2023 from approximately $2.2 million for the three months ended March 31, 2022. The decrease of in-person experience revenues was driven by a $1.0 million decrease in sponsorship revenue related to the timing of a live streaming event in which Season 1 occurred in the first quarter of 2022 and Season 2 is scheduled to occur in the second quarter of 2023.

Multiplatform revenue decreased by approximately $209 thousand for the three months ended March 31, 2023 from $209 thousand for the three months ended March 31, 2022 to $0 for the three months ended March 31, 2023. The decrease in multiplatform revenues is the result of NFT sales, which were launched in March of 2022 and are no longer sold after the initial launch.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $1.1 million, or 63%, to approximately $0.7 million for the three months ended March 31, 2023 from approximately $1.8 million for the three months ended March 31, 2022. The decrease is the result of lower revenues described above.

Multiplatform costs (exclusive of depreciation and amortization) decreased to $0 for the three months ended March 31, 2023 from $21 thousand for the three months ended March 31, 2022. The decrease in multiplatform costs corresponds to the decrease in revenue as discussed above.

Selling and marketing expenses decreased by approximately $14 thousand, or 20%, to approximately $55 thousand for the three months ended March 31, 2023 from approximately $69 thousand for the three months ended March 31, 2022.

General and administrative expenses decreased by approximately $0.9 million, or 26%, to approximately $2.5 million for the three months ended March 31, 2023, from approximately $3.5 million for the three months ended March 31, 2022. The decrease in general and administrative expenses resulted primarily from higher expenses during the first quarter of 2022 related to $0.7 million higher payroll resulting from severance costs incurred upon the termination of employment of our former Chief Executive Officer (“CEO”) in addition to $0.4 million of higher stock-based compensation during the first quarter of 2022 related to the accelerated vesting of options previously granted to the former CEO upon her termination. These decreases were slightly offset by a $0.3 million increase in legal and professional fees related to various employment and independent auditor transition matters.

Depreciation and amortization decreased by approximately $0.2 million, or 28%, to approximately $0.6 million for the three months ended March 31, 2023, from approximately $0.8 million for the three months ended March 31, 2022. The decrease was primarily due to additional amortization of leasehold improvements that occurred in the first quarter of 2022 that was corrected as an out-of-period adjustment in the third quarter of 2022.

Other income (expense)

We recognized other income of approximately $27 thousand during the three months ended March 31, 2023 compared to $7 thousand of other expense recorded for the three months ended March 31, 2022.

Interest income

Interest income was approximately $735 thousand for the three months ended March 31, 2023 compared to approximately $5 thousand of interest income for the three months ended March 31, 2022. The increase is a result of the interest earned on a short-term investment purchased during the fourth quarter of 2022.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital at March 31, 2023 and December 31, 2022, respectively:

	March 31,	December 31,
(in thousands)	2023	2022
Current Assets	$80,420	$82,377
Current Liabilities	$4,860	$3,298
Working Capital Surplus	$75,560	$79,079

Our primary sources of liquidity and capital resources are cash and short-term investments on the balance sheet and funds that can be raised through debt or equity financing.

As of March 31, 2023, we had cash of approximately $3.6 million (not including approximately $74.5 million of short-term investments and $5 million of restricted cash) and working capital of approximately $75.6 million. For the three months ended March 31, 2023 and 2022, we incurred a net loss of approximately $1.9 million and $3.8 million, respectively, and had cash used in operations of approximately $1.0 million and $2.1 million, respectively.

Cash requirements for our current liabilities include approximately $2.4 million for accounts payable and accrued expenses. Cash requirements for current and non-current lease obligations are approximately $7.5 million. The Company intends to meet these cash requirements from its current cash balance. As of March 31, 2023, the Company had no material commitments for capital expenditures. We believe our current cash on hand is sufficient to meet our operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
(in thousands)	2023	2022
Net cash used in
Operating activities	$1,033	$2,125
Investing activities	$5,095	$50
Financing activities	$1,459	$-

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 was approximately $1.0 million and $2.1 million, respectively, representing decreased usage of cash of $1.1 million. During the three months ended March 31, 2023 and 2022, the net cash used in operating activities was primarily attributable to the net loss of approximately $1.9 million and $3.7 million, respectively, adjusted for approximately $0.8 million and $1.2 million, respectively, of net non-cash expenses, and approximately $0.1 million and $0.4 million, respectively, of cash provided by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was approximately $5.1 million, which consisted primarily of certificate of deposit purchases of $4.5 million and $0.6 million relates to the acquisition of the casual mobile games license.

Net cash used in investing activities during the three months ended March 31, 2022 was approximately $50 thousand, which consisted primarily of approximately $41 thousand for an investment in Ether and $9 thousand of cash used for the purchase of property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was approximately $1.5 million compared to $0 for the three months ended March 31, 2022. Net cash used in financing activities during the three months ended March 31, 2023 represented the purchase of treasury stock.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing activities, nor does the Company have any interest in entities referred to as variable interest entities.

Critical Accounting Policies and Estimates

Refer to our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023 and Note 2 to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q, for a discussion of our critical accounting policies and use of estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis, primarily due to the material weakness in internal control over financial reporting as discussed below.

Despite not conducting a formal assessment regarding internal control over financial reporting, management identified the following material weaknesses as of December 31, 2022, which persisted as of March 31, 2023:

●	inadequate segregation of duties resulting from limited accounting staff and resources; and

●	inadequate information technology general controls as it relates to user access and change management.

Our management, under the oversight of our Audit Committee, and in consultation with outside advisors, continues to evaluate and implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated. These remediation measures include but are not limited to: (i) reorganizing roles and responsibilities to address segregation of duties issues, (ii) evaluating and implementing enhanced process controls around user access and change management; and (iii) monitoring and conducting regular assessment of the effectiveness of internal controls.

We believe the above actions will be effective in remediating the material weakness described above and we will continue to devote time and attention to these remedial efforts. However, as we continue to evaluate and take actions to improve our internal controls over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above. Our remediation efforts will not be considered complete until the applicable controls operate for a sufficient period and our management has concluded, through testing, that these controls are operating effectively.

 Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2022 and our other public filings, which could materially affect our business, financial condition or future results. There has been no material changes from risk factors previously disclosed in “Risk Factors” in such Form 10-K in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

The following table provides information with respect to repurchases made under the stock repurchase program for the quarter ended March 31, 2023:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (Unit)	Total Number of Shares Purchased as Part of Publicly of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May be Purchased Under the Plans or Programs (1)
January 1, 2023 to January 31, 2023	338,434	$1.19	338,434	$8,976,573

February 1, 2023 to February 28, 2023	498,813	$1.37	498,313	$8,274,144

March 1, 2023 to March 31, 2023	268,357	$1.24	268,357	$7,930,362

(1)	On November 11, 2022, the Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $10 million of the Company’s common stock through November 17, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

TEM 4. MINE SAFETY DISCLOSURES.

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

ALLIED GAMING & ENTERTAINMENT INC.

Dated: May 11, 2023	By:	/s/ Yinghua Chen
Yinghua Chen, Chief Executive Officer, (Principal Executive Officer)

Dated: May 11, 2023	By:	/s/ Roy Anderson
Roy Anderson, Chief Financial Officer (Principal Financial Officer)