Form 10-Q
period 2023-06-30
Allied Gaming & Entertainment Inc.
filed 2023-08-10
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, 37,004,273 shares of common stock, par value $0.0001 per share, were outstanding.

ALLIED GAMING & ENTERTAINMENT INC.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$21,192,610	$11,167,442
Short-term investments	54,500,000	70,000,000
Interest receivable	1,494,049	677,397
Accounts receivable	1,013,805	72,739
Prepaid expenses and other current assets	231,637	459,274
Total Current Assets	78,432,101	82,376,852
Restricted cash	5,000,000	5,000,000
Property and equipment, net	3,202,048	4,005,622
Digital assets	49,300	49,761
Intangible assets, net	685,739	72,786
Deposits	379,105	379,105
Operating lease right-of-use asset	5,376,317	5,845,549
Total Assets	$93,124,610	$97,729,675
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$576,545	$317,561
Accrued expenses and other current liabilities	1,731,728	1,645,379
Deferred revenue	119,752	108,428
Operating lease liability, current portion	1,320,272	1,227,164
Total Current Liabilities	3,748,297	3,298,532
Operating lease liability, non-current portion	5,857,779	6,527,075
Total Liabilities	9,606,076	9,825,607
Commitments and Contingencies (Note 4)
Stockholders’ Equity

Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 39,085,470 shares issued at June 30, 2023 and December 31, 2022, and 37,398,120 and 38,503,724 shares outstanding at June 30, 2023 and December 31, 2022, respectively	3,909	3,909
Additional paid in capital	198,598,596	198,526,614
Accumulated deficit	(112,820,573)	(110,235,568)
Accumulated other comprehensive income	221,555	219,675
Treasury stock, at cost, 2,059,786 and 581,746 shares at June 30, 2023 and December 31, 2022, respectively	(2,484,953)	(610,562)
Total Stockholders’ Equity	83,518,534	87,904,068
Total Liabilities and Stockholders’ Equity	$93,124,610	$97,729,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues:
In-person	$1,267,773	$1,129,371	$2,461,103	$2,182,437
Multiplatform content	2,000,322	28,463	2,000,424	1,387,451
Total Revenues	3,268,095	1,157,834	4,461,527	3,569,888
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	643,831	933,314	1,316,053	1,672,288
Multiplatform content (exclusive of depreciation and amortization)	1,517,311	43,364	1,517,707	989,876
Selling and marketing expenses	66,941	62,131	121,539	131,169
General and administrative expenses	2,223,025	2,766,422	4,766,372	6,364,292
Depreciation and amortization	212,218	808,233	790,778	1,616,845
Impairment of digital assets	-	164,411	-	164,411
Total Costs and Expenses	4,663,326	4,777,875	8,512,449	10,938,881
Loss From Operations	(1,395,231)	(3,620,041)	(4,050,922)	(7,368,993)
Other Income (Expense):
Other (expense) income, net	(11,113)	(73,225)	16,342	(79,932)
Interest income, net	715,126	4,315	1,449,575	8,777
Total Other Income (Expense)	704,013	(68,910)	1,465,917	(71,155)
Net loss	(691,218)	(3,688,951)	(2,585,005)	(7,440,148)
Other comprehensive income:
Foreign currency translation adjustments	-	(71,595)	1,880	(58,631)
Total Comprehensive Loss	$(691,218)	$(3,760,546)	$(2,583,125)	$(7,498,779)
Net Loss (Income) per Common Share
Basic and Diluted	$(0.02)	$(0.09)	$(0.07)	$(0.19)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	37,199,100	39,116,907	37,559,922	39,090,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For The Three and Six Months Ended June 30, 2023
						Accumulated
	Common Stock		Treasury Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2023	39,085,470	$3,909	581,746	$(610,562)	$198,526,614	$219,675	$(110,235,568)	$87,904,068
Stock-based compensation:
Stock options	-	-	-	-	5,126	-	-	5,126
Repurchases of common stock	-	-	1,105,604	(1,459,078)	-	-	-	(1,459,078)
Net loss	-	-	-	-	-	-	(1,893,787)	(1,893,787)
Other comprehensive income	-	-	-	-	-	1,880	-	1,880
Balance - March 31, 2023	39,085,470	$3,909	1,687,350	$(2,069,640)	$198,531,740	$221,555	$(112,129,355)	$84,558,209
Stock-based compensation:
Stock options	-	-	-	-	66,856	-	-	66,856
Repurchases of common stock	-	-	372,436	(415,313)	-	-	-	(415,313)
Net loss	-	-	-	-	-	-	(691,218)	(691,218)
Balance - June 30, 2023	39,085,470	$3,909	2,059,786	$(2,484,953)	$198,598,596	$221,555	$(112,820,573)	$83,518,534

	For The Three and Six Months Ended June 30, 2022
						Accumulated
	Common Stock		Treasury Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2022	39,116,907	$3,912	-	$-	$197,784,972	$269,606	$(99,411,683)	$98,646,807
Stock-based compensation:
Restricted common stock	-	-	-	-	82,345	-	-	82,345
Stock options	-	-	-	-	318,951	-	-	318,951
Net loss	-	-	-	-	-	-	(3,751,197)	(3,751,197)
Other comprehensive income	-	-	-	-	-	12,964	-	12,964
Balance - March 31, 2022	39,116,907	$3,912	-	$-	$198,186,268	$282,570	$(103,162,880)	$95,309,870
Stock-based compensation:
Stock options	-	-	-	-	153,093	-	-	153,093
Net loss	-	-	-	-	-	-	(3,688,951)	(3,688,951)
Other comprehensive loss	-	-	-	-	-	(71,595)	-	(71,595)
Balance - June 30, 2022	39,116,907	$3,912	-	$-	$198,339,361	$210,975	$(106,851,831)	$91,702,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(2,585,005)	$(7,440,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	71,982	554,389
Non-cash rent expense	469,232	428,556
Digital currency received as revenue	-	(228,245)
Impairment of digital assets	-	164,411
Net gains on sale of equipment	(8,388)	-
Expenses paid using digital assets	461	41,026
Change in fair value of warrant liabilities	-	66,800
Depreciation and amortization	790,778	1,616,845
Changes in operating assets and liabilities:
Accounts receivable	(941,066)	205,127
Interest receivable	(816,652)	-
Prepaid expenses and other current assets	227,637	417,025
Accounts payable	258,986	(188,122)
Accrued expenses and other current liabilities	86,349	(2,021,368)
Operating lease liability	(576,188)	(536,569)
Deferred revenue	11,324	571,462
Total Adjustments	(425,545)	1,091,337
Net Cash Used In Operating Activities	(3,010,550)	(6,348,811)
Cash Flows From Investing Activities
Expenditures on software development costs	(49,950)	-
Purchases of short-term investments	(4,500,000)	-
Proceeds from maturing of short-term investments	20,000,000	-
Investment in digital assets	-	(41,026)
Proceeds from sale of equipment	106,914	-
Purchases of intangibles	(565,000)	-
Purchases of property and equipment	(81,827)	(2,724)
Net Cash Provided By (Used In) Investing Activities	14,910,137	(43,750)
Cash Flows From Financing Activities
Repurchases of common stock	(1,874,391)	-
Net Cash Used In Financing Activities	(1,874,391)	-

Effect of Exchange Rate Changes on Cash	(28)	(43,365)
Net Increase (Decrease) In Cash, Cash Equivalents, And Restricted Cash	10,025,168	(6,435,926)
Cash, cash equivalents, and restricted cash - Beginning of Period	16,167,442	97,887,030
Cash, cash equivalents, and restricted cash - End of Period	$26,192,610	$91,451,104
Cash and restricted cash consisted of the following:
Cash	$21,192,610	$86,451,104
Restricted cash	5,000,000	5,000,000
	$26,192,610	$91,451,104

Non-Cash Investing and Financing Activities:
ROU asset and lease liability, net of deferred rent, recognized upon adoption of ASU 2016-02	$-	$6,713,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization and Nature of Operations

Allied Gaming & Entertainment Inc. (“AGAE” and together with its subsidiaries, “the Company”) operates a public esports and entertainment company through its wholly owned subsidiaries Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”), Allied Mobile Entertainment Inc. (“AME”), Allied Experiential Entertainment Inc. (“AEE”), and Allied Esports GmbH (“AEG” and together with AEII, AME and ESALV, “Allied Esports”). AEII produces a variety of esports and gaming-related content, including world class tournaments, live and virtual events, and original programming to continuously foster an engaged gaming community. ESALV operates HyperX Arena Las Vegas, the world’s most recognized esports facility. AME is engaged in the development and worldwide distribution of mobile casual games. AEE and AEG are currently inactive.

Note 2 – Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of AGAE and Allied Esports and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023, as amended on April 27, 2023 and May 3, 2023, on Forms 10-K/A.

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

The following table provides information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

As of June 30, 2023	Level 1	Level 2	Level 3	Total

Digital assets	$49,300	$-	$-	$49,300

Sponsor warrants	-	-	100	100

Total	$49,300	$-	$100	$49,400

As of December 31, 2022	Level 1	Level 2	Level 3	Total

Digital assets	$49,761	$-	$-	$49,761

Sponsor warrants	-	-	100	100

Total	$49,761	$-	$100	$49,861

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

The Sponsor Warrants are carried at fair value as of June 30, 2023 and December 31, 2022. The Sponsor Warrants are valued using level 3 inputs. The fair value of the Sponsor Warrants is estimated using the Black-Scholes option pricing method. Significant level 3 inputs used to calculate the fair value of the Sponsor Warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

The following is a roll forward of the Company’s Level 3 instruments during the six months ended June 30, 2023:

Balance, January 1, 2023	$100
Change in fair value of sponsor warrants	-
Balance, March 31, 2023	100
Change in fair value of sponsor warrants	-
Balance, June 30, 2023	$100

The key inputs into the Black-Scholes model used to value Sponsor Warrants at the relevant measurement dates were as follows:

	June 30,	December 31,
Input	2023	2022
Risk-free rate	5.40%	4.57%
Remaining term in years	1.11	1.61
Expected volatility	56.0%	56.0%
Exercise price	$11.50	$11.50
Fair value of common stock	$1.05	$1.05

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

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(691,218)	$(3,688,951)	$(2,585,005)	$(7,440,148)

Denominator:
Weighted-average common shares outstanding	37,199,100	39,116,907	37,559,922	39,116,907
Less: weighted-average unvested restricted shares	-	-		(26,077)
Denominator for basic and diluted net loss per share	37,199,100	39,116,907	37,559,922	39,090,830

Basic and Diluted Net (Loss) Income per Common Share	$(0.02)	$(0.09)	$(0.07)	$(0.19)

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

The Company recognizes revenue primarily from the following sources:

In-person revenue

In-person revenue was comprised of the following for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Event Revenue	$612,006	$664,547	$1,173,084	$1,201,144
Sponsorship revenue	457,739	156,250	817,479	332,500
Food and beverage revenue	37,939	80,851	125,791	232,114
Ticket and gaming revenue	119,568	133,372	249,705	251,151
Merchandising revenue	40,521	94,351	95,044	165,528
Total in-person revenue	$1,267,773	$1,129,371	$2,461,103	$2,182,437

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

The Company generates sponsorship revenue from the naming rights of its esports arena which are recognized on a straight-line basis over the contractual term of the agreement.

The Company records deferred revenue to the extent that payment has been received for services that have yet to be performed.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Multiplatform revenue

Multiplatform revenue was comprised of the following for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

NFT revenue	$-	$27,690	$-	$236,448
Sponsorship revenue	2,000,000	-	2,000,000	1,150,000
Distribution revenue	322	773	424	1,003
Total multiplatform revenue	$2,000,322	$28,463	$2,000,424	$1,387,451

The Company’s NFT revenue is generated from the sale of non-fungible tokens (NFTs). The Company’s NFTs exist on the Ethereum Blockchain under the Company’s EPICBEAST brand, a digital art collection of 1,958 unique beasts inspired by past and present e-sport games. The Company uses the NFT exchange, OpenSea, to facilitate the sale of NFTs. The Company, through OpenSea, has custody and control of the NFT prior to the delivery to the customer and records revenue at a point in time when the NFT is delivered to the customer and the customer pays. The Company has no obligations for returns, refunds or warranty after the NFT sale.

The Company also earns a royalty of up to 10% of the sale price when an NFT is resold by its owner in a secondary market transaction. The Company recognizes this royalty as revenue when the sale is consummated.

The Company generates sponsorship revenue from the production and distribution of original content programming over live-streaming services. The Company recognizes sponsorship revenue pursuant to the terms of each individual contract when the Company satisfies the respective performance obligations, which could be recognized at a point in time or over the term of the contract.

The Company’s distribution revenue is generated primarily through the distribution of content to online channels. Any advertising revenue earned by online channels is shared with the Company. The Company recognizes online advertising revenue at the point in time when the advertisements are placed in the video content.

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues Recognized at a Point in Time:
Event revenue	$612,006	$664,547	$1,173,084	$1,201,144
NFT revenue	-	27,690	-	236,448
Food and beverage revenue	37,939	80,851	125,791	232,114
Ticket and gaming revenue	119,568	133,372	249,705	251,151
Merchandising revenue	40,521	94,351	95,044	165,528
Distribution revenue	322	773	424	1,003
Total Revenues Recognized at a Point in Time	810,356	1,001,584	1,644,048	2,087,388

Revenues Recognized Over a Period of Time:
Sponsorship revenue	2,457,739	156,250	2,817,479	1,482,500
Total Revenues Recognized Over a Period of Time	2,457,739	156,250	2,817,479	1,482,500
Total Revenues	$3,268,095	$1,157,834	$4,461,527	$3,569,888

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of June 30, 2023 and December 31, 2022, the Company had contract liabilities of $119,752 and $108,428, respectively, which is included in deferred revenue on the condensed consolidated balance sheet.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 30, 2023, $94,660 of performance obligations in connection with contract liabilities included within deferred revenue on the December 31, 2022 consolidated balance sheet have been satisfied. The Company expects to satisfy the remaining performance obligations of $13,768 related to its December 31, 2022 deferred revenue balance within the next twelve months. During the six months ended June 30, 2023 and 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Digital Assets

The Company accepts Ether as a form of payment for NFT sales. The Company accounts for digital assets held as the result of the receipt of Ether, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company has ownership of and control over the digital assets and the Company may use third-party custodial services to secure them. The digital assets are initially recorded at cost and are subsequently remeasured net of any impairment losses incurred since the date of acquisition.

The Company determines the fair value of its digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that the Company has determined is the principal market for Ether (Level 1 inputs). The Company performs an analysis each quarter to identify whether events or changes in circumstances, or decreases in the quoted prices on active exchanges, indicate that it is more likely than not that the Company’s digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then-current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value of such assets.

The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in our condensed consolidated statements of operations and comprehensive loss. There were $0 and $164,411 of impairment charges during the three and six months ended June 30, 2023 and 2022, respectively. There were no digital assets were sold during the same time periods.

The following table sets forth changes in our digital assets for the six months ended June 30, 2023:

Balance, December 31, 2022	$49,761
Expenses paid using digital assets	(461)
Balance, June 30, 2023	$49,300

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. The Company holds cash, cash equivalents and short-term investments at major financial institutions in amounts which often exceed Federal Deposit Insurance Corporation’s insurance limits. As of June 30, 2023, three customers represented 100% of the Company’s accounts receivable balance. Historically, the Company has not experienced any losses due to such concentration of credit risk.

During the three months ended June 30, 2023 and 2022, 0% and 7%, respectively, of the Company’s revenues were from customers in foreign countries. During the six months ended June 30, 2023 and 2022, 0% and 4%, respectively, of the Company’s revenues were from customers in foreign countries.

During the three months ended June 30, 2023, the Company’s two largest customers accounted for 61% and 12% of the Company’s consolidated revenues. During the six months ended June 30, 2023, the Company’s two largest customers accounted for 45% and 16% of the Company’s consolidated revenues. During the three months ended June 30, 2022, the Company’s three largest customers accounted for 21%, 13%, and 12% of the Company’s consolidated revenues. During the six months ended June 30, 2022, the Company’s largest customer accounted for 28% of the Company’s consolidated revenues.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Euro). Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date 1.08844 and 1.0699 at June 30, 2023 and December 31, 2022, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for that period (1.0885 and 1.0653 for the three months ended June 30, 2023 and 2022, respectively, and 1.0806 and 1.0935 for the six months ended June 30, 2023 and 2022, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Realized losses of $942 and $735 arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency for the six months ended June 30, 2023 and 2022, respectively, are recognized in operating results in the accompanying condensed consolidated statements of operations.

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

Note 3 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2023	2022
Compensation expense [1]	$1,414,203	$1,546,805
Event costs	15,300	8,411
Legal and professional fees	201,499	43,676
Warrant liabilities	100	100
Other accrued expenses	100,626	46,387
Accrued expenses and other current liabilities	$1,731,728	$1,645,379

[1]	Accrued compensation expense includes a $1 million obligation to a former CEO under a Restricted Stock Unit Agreement dated January 19, 2021, as amended in a certain Release and Separation Agreement with the former CEO dated July 8, 2021. The obligation was settled in July 2023.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Commitments and Contingencies

Litigations, Claims, and Assessments

The Company may, from time to time, be involved in various disputes, claims, liens and litigation matters arising out of the normal course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Operating Leases

Allied Esports leases an arena in Las Vegas, Nevada, for the purpose of hosting Esports activities (the “Las Vegas Lease”). The arena opened to the public on March 23, 2018 (the “Commencement Date”). Initial lease terms were for minimum monthly payments of $125,000 for 60 months from the Commencement Date with an option to extend for an additional 60 months at $137,500 per month. Additional annual tenant obligations were estimated at $2 per square foot for Allied’s portion of real estate taxes and $5 per square foot for common area maintenance costs. The Las Vegas Lease expired on May 31, 2023 but was extended until July 31, 2023. Effective August 1, 2023, the Las Vegas Lease was extended until May 31, 2028 for minimum monthly payments of $137,500 for 58 months in addition to fixed monthly tenant obligations for real estate tax and common area maintenance charges of $5,000 and 12,500, respectively.

The Company also leased office and production space in Germany, pursuant to a lease dated August 1, 2020 which expired on July 31, 2023 (the “Germany Lease”). Rent expense under the lease was €4,000 (approximately $4,280 United States dollars) per month. The Company does not plan to renew the lease after it expires.

The Company’s aggregate lease expense incurred during the three months ended June 30, 2023 and 2022 amounted to $425,909 and $441,651, respectively, of which $321,522 and $320,994, respectively, is included within in-person costs and $104,387 and $120,657, respectively, is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

The Company’s aggregate lease expense incurred during the six months ended June 30, 2023 and 2022 amounted to $842,202 and $857,638, respectively, of which $642,516 and $641,988, respectively, is included within in-person costs and $199,686 and $215,650, respectively, is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$576,188	$536,569

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$-

Weighted Average Remaining Lease Term (Years)
Operating leases	4.92	5.92

Weighted Average Discount Rate
Operating leases	5.0%	5.0%

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of the Company’s remaining operating lease liabilities is as follows:

For the Year Ending December 31,	Amount
2023	$825,000
2024	1,650,000
2025	1,650,000
2026	1,650,000
2027	1,650,000
Thereafter	687,500
Total lease payments	8,112,500
Less: amount representing imputed interest	(934,449)
Present value of lease liability	7,178,051
Less: current portion	(1,320,272)
Lease liability, non-current portion	$5,857,779

Note 5 – Intangible Assets, net

	Intellectual Property	Licenses	Software Development Costs	Total Intangibles	Accumulated Amortization	Total
Balance as of January 1, 2023	$37,165	$-	$49,950	$87,115	$(14,329)	$72,786
Purchases of intangibles	-	565,000	-	565,000	-	565,000
Software development costs			49,950	49,950	-	49,950
Amortization expense	-	-	-	-	(1,997)	(1,997)
Balance as of June 30, 2023	$37,165	$565,000	$99,900	$702,065	$(16,326)	$685,739

On February 27, 2023, the Company purchased a five-year exclusive worldwide software license to operate four mobile casual games which will be amortized over a useful life of 5 years. As of June 30, 2023 the software has not yet been placed into service.

Note 6 – Stockholders’ Equity

Stock Options

A summary of the option activity during the six months ended June 30, 2023 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2023	1,675,000	$3.66
Granted	-	-
Exercised	-	-
Expired	(85,000)	4.09
Forfeited	(50,000)	4.09
Outstanding, June 30, 2023	1,540,000	$3.62	6.32	$-

Exercisable, June 30, 2023	1,215,000	$3.69	6.27	$-

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Options outstanding and exercisable as of June 30, 2023 are as follows:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.11	40,000	7.00	20,000
$2.17	120,000	7.10	120,000
$2.21	350,000	8.09	237,500
$2.48	120,000	7.85	80,000
$4.09	630,000	5.00	527,500
$5.66	280,000	6.22	230,000
	1,540,000	6.27	1,215,000

For the three months ended June 30, 2023 and 2022, the Company recorded $66,856 and $153,093, respectively, of stock-based compensation expense related to stock options. During the six months ended June 30, 2023 and 2022, the Company recorded $71,982 and $472,044, respectively, of stock-based compensation expense related to stock options. As of June 30, 2023, there was $197,425 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the weighted average remaining vesting period of 1.59 years.

Restricted Common Stock

For the three and six months ended June 30, 2022, the Company recorded $0 and $82,345, respectively, of stock-based compensation expense related to restricted stock. As of June 30, 2022, all restricted common stock was fully vested.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of Allied Gaming & Entertainment Inc. (the “Company”) as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s audited financial statements and related disclosures as of December 31, 2022, which are included in our Annual Report on Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023, as amended on April 27, 2023 and May 3, 2023. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company and its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

The Company

Allied Gaming and Entertainment Inc., and its subsidiaries (“AGAE” or the “Company”) is a global experiential entertainment company focused on providing a growing audience of gamers with unique experiences through renowned assets, products, and services. Allied Esports International, Inc. (“Allied”) operates global competitive esports properties designed to connect players and fans via a network of connected arenas. Esports Arena Las Vegas, LLC operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. The Company offers a variety of esports and gaming-related content, including world class tournaments, live and virtual entertainment and gaming events, and original programming to continuously foster an engaged gaming community. Allied Esports operates solely through its wholly owned subsidiaries. In December 2022, the Company completed a strategic review of its business operations and announced plans to restructure the existing esports business and expand its focus to include a broader array of entertainment and gaming products and services. Under this plan, the Company intends to pursue multiple channels of opportunities instead of a single significant corporate transaction such as an acquisition of complementary assets or businesses, and it is currently exploring opportunities to leverage its location-based-entertainment expertise with a focus on gaming lifestyle and experiential entertainment, as well as growing its digital footprint and monetization capabilities through mobile gaming.

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

Our growth depends, in part, on our ability to respond to technological evolution, shifts in gamer trends and demands, introductions of new games, game publisher intellectual property right practices, and industry standards and practices. While change in this industry may be inevitable, we will try to adapt our business model as needed to accommodate change and remain on the forefront of our competitors.

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

Results of Operations

Our operations consist of our esports gaming operations, which take place at global competitive esports properties designed to connect players and fans via a network of connected arenas. Through our subsidiaries, we offer esports fans state-of-the-art facilities to compete against other players in esports competitions, host live events with esports superstars that potentially stream to millions of viewers worldwide, and produce and distribute esports content at our on-site production facilities and studios. At our flagship arena in Las Vegas, Nevada, we provide an attractive facility for hosting corporate events, tournaments, game launches or other events. Additionally, we have a mobile esports arena, which is an 18-wheel semi-trailer that converts into a first class esports arena and competition stage with full content production capabilities and an interactive talent studio.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

	For the
	Three Months Ended
	June 30,		Favorable
(in thousands)	2023	2022	(Unfavorable)

Revenues:
In-person	$1,268	$1,129	$139
Multiplatform content	2,000	29	1,971
Total Revenues	3,268	1,158	2,110
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	644	934	290
Multiplatform content (exclusive of depreciation and amortization)	1,517	43	(1,474)
Selling and marketing expenses	67	62	(5)
General and administrative expenses	2,223	2,767	544
Depreciation and amortization	212	808	596
Impairment of digital assets	-	164	164
Loss From Operations	(1,395)	(3,620)	2,225
Other Income (Expense)
Other (expense) income, net	(11)	(73)	62
Interest income (expense), net	715	4	711
Net loss	$(691)	$(3,689)	$2,998

Revenues

In-person revenues increased by approximately $0.1 million, or 12%, to approximately $1.3 million for the three months ended June 30, 2023 from approximately $1.1 million for the three months ended June 30, 2022. The increase of in-person experience revenues was driven by a $0.3 million increase in sponsorship revenue related to a new naming rights agreement for our HyperX Arena in Las Vegas. This was slightly offset by a $0.2 million decrease in event revenue.

Multiplatform revenue increased by approximately $2.0 million for the three months ended June 30, 2023 from $0.03 million for the three months ended June 30, 2022 to $2.0 million for the three months ended June 30, 2023. The increase in multiplatform revenue is the result of an increase in sponsorship revenue related to the timing of a live streaming event for “Elevated” in which Season 1 occurred in the first quarter of 2022 and Season 2 occurred in the second quarter of 2023.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $0.3 million, or 31%, to approximately $0.6 million for the three months ended June 30, 2023 from approximately $0.9 million for the three months ended June 30, 2022. The decrease corresponds to the decrease in event revenue described above.

Multiplatform costs (exclusive of depreciation and amortization) increased by approximately $1.5 million, or 3,428%, to approximately $1.5 million for the three months ended June 30, 2023 from approximately $0.04 million for the three months ended June 30, 2022. The increase in multiplatform costs relates primarily to the production and delivery of the aforementioned live streaming event.

Selling and marketing expenses increased by approximately $5 thousand, or 8%, to approximately $67 thousand for the three months ended June 30, 2023 from approximately $62 thousand for the three months ended June 30, 2022.

General and administrative expenses decreased by approximately $0.5 million, or 20%, to approximately $2.2 million for the three months ended June 30, 2023, from approximately $2.8 million for the three months ended June 30, 2022. The decrease in general and administrative expenses is primarily attributable to a reduction in payroll and payroll related costs as well as stock-based compensation.

Depreciation and amortization decreased by approximately $0.6 million, or 74%, to approximately $0.2 million for the three months ended June 30, 2023, from approximately $0.8 million for the three months ended June 30, 2022. The decrease was primarily due to production equipment of approximately $7.0 million that became fully depreciated on March 31, 2023 in addition to amortization of leasehold improvements that occurred in the second quarter of 2022 that was corrected as an out-of-period adjustment in the third quarter of 2022.

Impairment in digital assets decreased to $0 for the three months ended June 30, 2023, compared to $164 thousand for the three months ended June 30, 2022. The impairment loss during the second quarter of 2022 was the result of the market price on active exchanges going below the carrying value of the digital assets. The market price has not gone below the carrying value of the digital assets during the three months ended June 30, 2023.

Other income (expense)

We recognized other expense of approximately $11 thousand during the three months ended June 30, 2023 compared to $73 thousand of other expense recorded for the three months ended June 30, 2022.

Interest income

Interest income was approximately $715 thousand for the three months ended June 30, 2023 compared to approximately $4 thousand of interest income for the three months ended June 30, 2022. The increase is a result of the interest earned on short-term investments purchased during the fourth quarter of 2022.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

	For the
	Six Months Ended
	June 30,		Favorable
(in thousands)	2023	2022	(Unfavorable)

Revenues:
In-person	$2,461	$2,182	$279
Multiplatform content	2,000	1,387	613
Total Revenues	4,461	3,569	892
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	1,316	1,672	356
Multiplatform content (exclusive of depreciation and amortization)	1,517	990	(527)
Selling and marketing expenses	122	131	9
General and administrative expenses	4,766	6,364	1,598
Depreciation and amortization	791	1,617	826
Impairment of digital assets	-	164	164
Loss From Operations	(4,051)	(7,369)	3,318
Other Income (Expense)
Other (expense) income, net	16	(80)	96
Interest income (expense), net	1,450	9	1,441
Net loss	$(2,585)	$(7,440)	$4,855

Revenues

In-person revenues increased by approximately $0.3 million, or 13%, to approximately $2.5 million for the six months ended June 30, 2023 from approximately $2.2 million for the six months ended June 30, 2022. The increase of in-person experience revenues was driven by a $0.5 million increase in sponsorship revenue related to a new naming rights agreement for our HyperX Arena in Las Vegas. This was slightly offset by a $0.2 million decrease in event revenue due to a decrease in HyperX Arena events in 2023.

Multiplatform revenue increased by approximately $0.6 million, or 44%, to approximately $2.0 million for the six months ended June 30, 2023, from approximately $1.4 million for the six months ended June 30, 2022. The increase in multiplatform revenues is the result of additional revenue generated from Season 2 of Elevated, a live streaming event which had 10 episodes in 2023 compared to 4 episodes in 2022.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $0.4 million, or 21%, to approximately $1.3 million for the six months ended June 30, 2023 from approximately $1.7 million for the six months ended June 30, 2022. The decrease corresponds to the decrease in event revenue described above.

Multiplatform costs (exclusive of depreciation and amortization) increased by approximately $0.5 million, or 53%, to approximately $1.5 million for the six months ended June 30, 2023 from approximately $1.0 million for the six months ended June 30, 2022. The increase in multiplatform costs corresponds to the increase in revenue as discussed above.

Selling and marketing expenses decreased by approximately $9 thousand, or 7%, to approximately $122 thousand for the six months ended June 30, 2023 from approximately $131 thousand for the six months ended June 30, 2022.

General and administrative expenses decreased by approximately $1.6 million, or 25%, to approximately $4.8 million for the six months ended June 30, 2023, from approximately $6.4 million for the six months ended June 30, 2022. The decrease in general and administrative expenses resulted primarily from higher expenses during the six months ended June 30, 2022, including $0.6 million of payroll and payroll related costs, $0.7 million of severance costs incurred in connection with the resignation of our former Chief Executive Officer, and a $0.6 million of stock-based compensation related to the accelerated vesting of options previously granted to the former Chief Executive Officer. These decreases were slightly offset by a $0.3 million increase in legal and audit fees related to various employment and service provider transition matters.

Depreciation and amortization decreased by approximately $0.8 million, or 51%, to approximately $0.8 million for the six months ended June 30, 2023, from approximately $1.6 million for the six months ended June 30, 2022. The decrease was primarily due to production equipment of approximately $7.0 million that became fully depreciated on March 31, 2023. The decrease also includes the amortization of leasehold improvements that occurred in the second quarter of 2022 that was corrected as an out-of-period adjustment in the third quarter of 2022.

Impairment in digital assets decreased to $0 for the six months ended June 30, 2023, compared to $164 thousand for the six months ended June 30, 2022. The impairment loss during 2022 was the result of the market price on active exchanges going below the carrying value of the digital assets. The market price has not gone below the carrying value of the digital assets during the six months ended June 30, 2023.

Other income (expense)

We recognized other income of approximately $16 thousand during the six months ended June 30, 2023 compared to $80 thousand of other expense recorded for the six months ended June 30, 2022.

Interest income

Interest income was approximately $1.5 million for the six months ended June 30, 2023 compared to approximately $9 thousand of interest income for the six months ended June 30, 2022. The increase is a result of the interest earned on short-term investments purchased during the fourth quarter of 2022.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital at June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
(in thousands)	2023	2022
Current Assets	$78,432	$82,377
Current Liabilities	$3,748	$3,298
Working Capital	$74,684	$79,079

Our primary sources of liquidity and capital resources are cash and short-term investments on the balance sheet and funds that can be raised through debt or equity financing.

As of June 30, 2023, we had cash of approximately $21.2 million (not including approximately $54.5 million of short-term investments and $5 million of restricted cash) and working capital of approximately $74.7 million. For the six months ended June 30, 2023 and 2022, we incurred a net loss of approximately $2.6 million and $7.4 million, respectively, and used cash in operations of approximately $3.0 million and $6.3 million, respectively.

Cash requirements for our current liabilities include approximately $2.3 million for accounts payable and accrued expenses. Cash requirements for current and non-current lease obligations are approximately $7.2 million. The Company intends to meet these cash requirements from its current cash balance. As of June 30, 2023, the Company had no material commitments for capital expenditures. As part of our previously announced plan to pursue strategic transactions to enhance our financial performance, we expect to use a portion of our cash reserve for the acquisition of or investment in complimentary businesses and assets, to the extent such opportunities are available. We believe our current cash on hand is sufficient to meet our operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Net cash (used in) provided by
Operating activities	$(3,011)	$(6,349)
Investing activities	$14,910	$(44)
Financing activities	$(1,874)	$-

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 and 2022 was approximately $3.0 million and $6.3 million, respectively, representing decreased usage of cash of $3.3 million. During the six months ended June 30, 2023 and 2022, the net cash used in operating activities was primarily attributable to the net loss of approximately $2.6 million and $7.4 million, respectively, adjusted for approximately $1.3 million and $2.1 million, respectively, of net non-cash expenses, and approximately ($1.7) million and ($1.0) million, respectively, of cash provided by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was approximately $15.0 million, which consisted primarily of proceeds from the maturing of certificate of deposits of $20.0 million and $0.1 million in proceeds from the sale of equipment. This was slightly offset by $4.5 million of certificate of deposit purchases and $0.6 million related to the acquisition of a mobile games license.

Net cash used in investing activities for the six months ended June 30, 2022 was approximately $44 thousand, which consisted primarily of approximately $3 thousand of cash used for the purchases of property and equipment and approximately $41 thousand of cash used for the investment in digital assets.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was approximately $1.9 million compared to $0 for the six months ended June 30, 2022 which is driven solely by the purchase of treasury stock.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing activities, nor does the Company have any interest in entities referred to as variable interest entities.

Critical Accounting Policies and Estimates

Refer to our Annual Report for the year ended December 31, 2022, filed with the SEC on March 24, 2023, as amended on April 27, 2023 and May 3, 2023, on Forms 10-K/A, and Note 2 to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q, for a discussion of our critical accounting policies and use of estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis, primarily due to the material weakness in internal control over financial reporting as discussed below.

Despite not conducting a formal assessment regarding internal control over financial reporting, management identified the following material weaknesses as of December 31, 2022, which persisted as of June 30, 2023:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Annual Report for the year ended December 31, 2022 and our other public filings, which could materially affect our business, financial condition or future results. Except as provided below, there have been no material changes from risk factors previously disclosed in “Risk Factors” in such Annual Report for the year ended December 31, 2022, filed with the SEC on March 24, 2023, as amended.

Our strategic efforts may not be successful, which may limit our growth or adversely affect our results of operations and financial conditions.

As previously announced, we are actively pursuing various strategic options, including acquisitions, joint ventures and asset purchases, and we are currently discussing potential opportunities with partners, collaborators and acquisition targets. There is no guarantee that we will be able to identify suitable acquisition targets or joint venture partners, and even if we are able to identify such opportunities, we may not be able to successfully negotiate favorable terms or we may be required to incur significant costs and expenses to execute such a transaction. Furthermore, after we completed an acquisition or strategic transaction, we may not realize the anticipated benefits or integrate the newly acquired businesses and assets into our operations timely or at all, which may adversely affect our results of operations and financial conditions. While we seek to acquire assets and businesses that will enable us to generate additional revenue streams and improve our financial performance, such businesses may not succeed or fail to achieve any significant revenue, which will adversely affect our profitability and financial conditions. Finally, our strategic efforts may focus on partners and targets in foreign jurisdictions, including Asia and Europe, where we may not have extensive business experience or which may require us to incur additional costs to comply with local regulatory requirements, and these factors may prevent us from realizing the full benefits of the transactions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 11, 2022, our Board of Directors (the “Board”) authorized a stock repurchase program under which we are authorized to repurchase up to $10 million of our outstanding shares of common stock through November 17, 2024. The manner, timing and amount of any purchase will be based on an evaluation of market conditions, stock price and other factors. Repurchases under the program will be made in open market transactions in compliance with the SEC Rule 10b-18 and federal securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be extended, suspended or discontinued at any time at the Company’s discretion. The stock repurchase will be funded using the Company’s working capital.

The following table provides information with respect to repurchases made under the stock repurchase program for the quarter ended June 30, 2023:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May be Purchased Under the Plans or Programs (1)

April 1, 2023 to April 30, 2023	127,914	$1.13	127,914	$7,780,367

May 1, 2023 to May 31, 2023	141,090	$1.02	141,090	$7,631,768

June 1, 2023 to June 30, 2023	103,432	$1.10	103,432	$7,515,108

(1)	On November 11, 2022, the Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $10 million of the Company’s common stock through November 17, 2024.

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

ALLIED GAMING & ENTERTAINMENT INC.

Dated: August 10, 2023	By:	/s/ Yinghua Chen
Yinghua Chen, Chief Executive Officer, (Principal Executive Officer)

Dated: August 10, 2023	By:	/s/ Roy Anderson
Roy Anderson, Chief Financial Officer (Principal Financial Officer)

