Form 10-Q
period 2023-09-30
Allied Gaming & Entertainment Inc.
filed 2023-11-09
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, 36,842,663 shares of common stock, par value $0.0001 per share, were outstanding.

ALLIED GAMING & ENTERTAINMENT INC.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$10,435,990	$11,167,442
Short-term investments	59,950,000	70,000,000
Interest receivable	2,058,576	677,397
Due from affiliate	3,500,000	-
Accounts receivable	10,673	72,739
Prepaid expenses and other current assets	470,390	459,274
Total Current Assets	76,425,629	82,376,852
Restricted cash	5,000,000	5,000,000
Property and equipment, net	3,794,373	4,005,622
Digital assets	49,300	49,761
Intangible assets, net	688,721	72,786
Deposits	380,703	379,105
Operating lease right-of-use asset	5,411,841	5,845,549
Total Assets	$91,750,567	$97,729,675
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$470,264	$317,561
Accrued expenses and other current liabilities	306,270	1,645,379
Deferred revenue	357,677	108,428
Operating lease liability, current portion	1,390,533	1,227,164
Total Current Liabilities	2,524,744	3,298,532
Operating lease liability, non-current portion	5,744,166	6,527,075
Total Liabilities	8,268,910	9,825,607
Commitments and Contingencies (Note 5)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 39,085,470 shares issued at September 30, 2023 and December 31, 2022, and 36,842,663 and 38,503,724 shares outstanding at September 30, 2023 and December 31, 2022, respectively	3,909	3,909
Additional paid in capital	198,663,219	198,526,614
Accumulated deficit	(112,745,327)	(110,235,568)
Accumulated other comprehensive income	221,555	219,675
Treasury stock, at cost, 2,242,807 and 581,746 shares at September 30, 2023 and December 31, 2022, respectively	(2,661,699)	(610,562)
Total Stockholders’ Equity	83,481,657	87,904,068
Total Liabilities and Stockholders’ Equity	$91,750,567	$97,729,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues:
In-person	$1,119,865	$1,551,963	$3,580,968	$3,734,400
Multiplatform content	94	13,679	2,000,518	1,401,130
Total Revenues	1,119,959	1,565,642	5,581,486	5,135,530
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	575,176	1,112,645	1,891,229	2,784,933
Multiplatform content (exclusive of depreciation and amortization)	-	31,010	1,517,707	1,020,886
Selling and marketing expenses	51,448	54,445	172,987	185,614
General and administrative expenses	894,181	2,397,901	5,660,553	8,762,193
Stock-based compensation	-	-	-	-
Depreciation and amortization	239,413	(328,739)	1,030,191	1,288,106
Impairment of digital assets	-	-	-	164,411
Total Costs and Expenses	1,760,218	3,267,262	10,272,667	14,206,143
Loss From Operations	(640,259)	(1,701,620)	(4,691,181)	(9,070,613)
Other Income (Expense):
Other (expense) income, net	(388)	34,073	15,954	(45,859)
Interest income, net	715,893	25,316	2,165,468	34,093
Total Other Income (Expense)	715,505	59,389	2,181,422	(11,766)
Net income (loss)	75,246	(1,642,231)	(2,509,759)	(9,082,379)
Other comprehensive income:
Foreign currency translation adjustments	-	(31,747)	1,880	(90,378)
Total Comprehensive Income (Loss)	$75,246	$(1,673,978)	$(2,507,879)	$(9,172,757)

Earnings (Loss) per Common Share
Basic	$0.00	$(0.04)	$(0.07)	$(0.23)
Diluted	$0.00	$(0.04)	$(0.07)	$(0.23)

Weighted Average Number of Common Shares Outstanding:
Basic	36,942,149	39,094,696	37,351,735	39,092,133
Diluted	37,134,457	39,094,696	37,351,735	39,092,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For The Three and Nine Months Ended September 30, 2023
						Accumulated
	Common Stock		Treasury Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2023	39,085,470	$3,909	581,746	$(610,562)	$198,526,614	$219,675	$(110,235,568)	$87,904,068
Stock-based compensation:
Stock options	-	-	-	-	5,126	-	-	5,126
Repurchases of common stock	-	-	1,105,604	(1,459,078)	-	-	-	(1,459,078)
Net loss	-	-	-	-	-	-	(1,893,787)	(1,893,787)
Other comprehensive income	-	-	-	-	-	1,880	-	1,880
Balance - March 31, 2023	39,085,470	$3,909	1,687,350	$(2,069,640)	$198,531,740	$221,555	$(112,129,355)	$84,558,209
Stock-based compensation:
Stock options	-	-	-	-	66,856	-	-	66,856
Repurchases of common stock	-	-	372,436	(415,313)	-	-	-	(415,313)
Net loss	-	-	-	-	-	-	(691,218)	(691,218)
Balance - June 30, 2023	39,085,470	$3,909	2,059,786	$(2,484,953)	$198,598,596	$221,555	$(112,820,573)	$83,518,534
Stock-based compensation:
Stock options	-	-	-	-	64,623	-	-	64,623
Repurchases of common stock	-	-	183,021	(176,746)	-	-	-	(176,746)
Net loss	-	-	-	-	-	-	75,246	75,246
Balance - September 30, 2023	39,085,470	$3,909	2,242,807	$(2,661,699)	$198,663,219	$221,555	$(112,745,327)	$83,481,657

	For The Three and Nine Months Ended September 30, 2022
						Accumulated
	Common Stock		Treasury Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2022	39,116,907	$3,912	-	$-	$197,784,972	$269,606	$(99,411,683)	$98,646,807
Stock-based compensation:
Restricted common stock	-	-	-	-	82,345	-	-	82,345
Stock options	-	-	-	-	318,951	-	-	318,951
Net loss	-	-	-	-	-	-	(3,751,197)	(3,751,197)
Other comprehensive income	-	-	-	-	-	12,964	-	12,964
Balance - March 31, 2022	39,116,907	$3,912	-	$-	$198,186,268	$282,570	$(103,162,880)	$95,309,870
Stock-based compensation:
Stock options	-	-	-	-	153,093	-	-	153,093
Net loss	-	-	-	-	-	-	(3,688,951)	(3,688,951)
Other comprehensive loss	-	-	-	-	-	(71,595)	-	(71,595)
Balance - June 30, 2022	39,116,907	$3,912	-	$-	$198,339,361	$210,975	$(106,851,831)	$91,702,417
Stock-based compensation:
Stock options	-	-	-	-	238,840	-	-	238,840
Shares withheld for employee payroll tax	(31,437)	(3)	-	-	(49,667)	-	-	(49,670)
Net loss	-	-	-	-	-	-	(1,642,231)	(1,642,231)
Other comprehensive loss	-	-	-	-	-	(31,747)	-	(31,747)
Balance - September 30, 2022	39,085,470	$3,909	-	$-	$198,528,534	$179,228	$(108,494,062)	$90,217,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(2,509,759)	$(9,082,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	136,605	793,229
Non-cash rent expense	723,594	646,657
Digital currency received as revenue	-	(249,888)
Impairment of digital assets	-	164,411
Net gains on sale of equipment	(8,388)	-
Expenses paid using digital assets	461	69,533
Change in fair value of warrant liabilities	-	7,400
Depreciation and amortization	1,030,191	1,288,106
Changes in operating assets and liabilities:
Accounts receivable	62,066	266,889
Interest receivable	(1,381,179)	-
Prepaid expenses and other current assets	(11,116)	(243,058)
Deposit returns	(1,598)	-
Accounts payable	152,701	404,715
Accrued expenses and other current liabilities	(1,339,109)	(2,079,071)
Operating lease liability	(909,426)	(808,148)
Deferred revenue	(543,786)	269,685
Total Adjustments	(2,088,984)	530,460
Net Cash Used In Operating Activities	(4,598,743)	(8,551,919)
Cash Flows From Investing Activities
Purchases of short-term investments	(19,950,000)	-
Proceeds from maturing of short-term investments	30,000,000	-
Loan to affiliate	(3,500,000)	-
Investment in digital assets	-	(41,026)
Proceeds from sale of equipment	106,914	-
Purchases of intangibles	(618,930)	-
Purchases of property and equipment	(119,525)	(6,697)
Net Cash Provided By (Used In) Investing Activities	5,918,459	(47,723)
Cash Flows From Financing Activities
Repurchases of common stock	(2,051,137)	-
Net Cash Used In Financing Activities	(2,051,137)	-
Effect of Exchange Rate Changes on Cash	(31)	(62,388)
Net Decrease In Cash, Cash Equivalents, And Restricted Cash	(731,452)	(8,662,030)
Cash, cash equivalents, and restricted cash - Beginning of Period	16,167,442	97,887,030
Cash, cash equivalents, and restricted cash - End of Period	$15,435,990	$89,225,000
Cash and restricted cash consisted of the following:
Cash	$10,435,990	$84,225,000
Restricted cash	5,000,000	5,000,000
	$15,435,990	$89,225,000

Non-Cash Investing and Financing Activities:
ROU asset for lease liability	$289,886	$-
Property and equipment received as deferred revenue	$793,035	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization and Nature of Operations

Allied Gaming & Entertainment Inc. (“AGAE” and together with its subsidiaries, “the Company”) operates a public esports and entertainment company through its wholly owned subsidiaries Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”), Allied Mobile Entertainment Inc. (“AME”), Allied Mobile Entertainment (Hong Kong) Limited (“AME-HK”), Allied Experiential Entertainment Inc. (“AEE”), and Allied Esports GmbH (“AEG” and together with AEII, AME and ESALV, “Allied Esports”). AEII produces a variety of esports and gaming-related content, including world class tournaments, live and virtual events, and original programming to continuously foster an engaged gaming community. ESALV operates HyperX Arena Las Vegas, the world’s most recognized esports facility. AME is engaged in the development and worldwide distribution of mobile casual games. AEE and AEG are currently inactive.

Note 2 – Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023, as amended on April 27, 2023 and May 3, 2023, on Forms 10-K/A.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements have been derived from the Company’s accounting records and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report.

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

As of September 30, 2023	Level 1	Level 2	Level 3	Total

Digital assets	$49,300	$-	$-	$49,300

Sponsor warrants	-	-	100	100
Total	$49,300	$-	$100	$49,400

As of December 31, 2022	Level 1	Level 2	Level 3	Total

Digital assets	$49,761	$-	$-	$49,761

Sponsor warrants	-	-	100	100
Total	$49,761	$-	$100	$49,861

The carrying amounts of the Company’s financial instruments, such as cash equivalents, accounts receivable, short-term investments, interest receivable, due from affiliates, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Short-term investments consist of certificates of deposit with original maturities of greater than three months but less than or equal to twelve months when purchased.

The Sponsor Warrants are carried at fair value as of September 30, 2023 and December 31, 2022 and are included in accrued expenses on the accompanying condensed consolidated balance sheets. The Sponsor Warrants are valued using level 3 inputs. The fair value of the Sponsor Warrants is estimated using the Black-Scholes option pricing method. Significant level 3 inputs used to calculate the fair value of the Sponsor Warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

The following is a roll forward of the Company’s Level 3 instruments during the nine months ended September 30, 2023:

Balance, January 1, 2023	$100
Change in fair value of sponsor warrants	-
Balance, March 31, 2023	100
Change in fair value of sponsor warrants	-
Balance, June 30, 2023	100
Change in fair value of sponsor warrants	-
Balance, September 30, 2023	$100

The key inputs into the Black-Scholes model used to value Sponsor Warrants at the relevant measurement dates were as follows:

	September 30,	December 31,
Input	2023	2022
Risk-free rate	5.46%	4.57%
Remaining term in years	0.86	1.61
Expected volatility	64.0%	56.0%
Exercise price	$11.50	$11.50
Fair value of common stock	$0.91	$1.05

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

The following table presents the computation of basic and diluted earnings (loss) per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$75,246	$(1,642,231)	$(2,509,759)	$(9,082,379)

Denominator (weighted average quantities):
Common shares outstanding	36,942,149	39,094,696	37,351,735	39,109,422
Less: Unvested restricted shares	-	-	-	(17,289)
Denominator for basic net loss per share	36,942,149	39,094,696	37,351,735	39,092,133
Add: Contingent consideration shares	192,308	-	-	-
Denominator for fully diluted net loss per share	37,134,457	39,094,696	37,351,735	39,092,133

Income (Loss) per common shares
Basic	$0.00	$(0.04)	$(0.07)	$(0.23)
Diluted	$0.00	$(0.04)	$(0.07)	$(0.23)

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Options	1,540,000	1,810,000	1,540,000	1,810,000
Warrants	20,091,549	20,091,549	20,091,549	20,091,549
Equity purchase options	-	600,000	-	600,000
Contingent consideration shares(1)	-	192,308	192,308	192,308
	21,631,549	22,693,857	21,823,857	22,693,857

(1)	Holders who elected to convert a certain former Bridge Note from the Company into common stock are entitled to receive contingent consideration shares equal to the product of (i) 3,846,153 shares, multiplied by (ii) that holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after the August 9, 2019 closing date, the last exchange-reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days.

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company recognizes revenue primarily from the following sources:

In-person revenue

In-person revenue was comprised of the following for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Event Revenue	$420,192	$914,386	$1,593,277	$2,115,530
Sponsorship revenue	457,740	175,299	1,275,218	507,799
Food and beverage revenue	47,535	110,139	173,326	342,253
Ticket and gaming revenue	151,391	143,413	401,096	394,564
Merchandising revenue	43,007	208,726	138,051	374,254
Total in-person revenue	$1,119,865	$1,551,963	$3,580,968	$3,734,400

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

The Company records deferred revenue to the extent that payment has been received for services that have yet to be performed.

Multiplatform revenue

Multiplatform revenue was comprised of the following for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

NFT revenue	$-	$13,441	$-	$249,889
Sponsorship revenue	-	-	2,000,000	1,150,000
Distribution revenue	94	238	518	1,241
Total multiplatform revenue	$94	$13,679	$2,000,518	$1,401,130

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company earns a royalty of up to 10% of the sale price when an NFT is resold by its owner in a secondary market transaction. The Company recognizes this royalty as revenue when the sale is consummated.

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

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 “Revenue form Contracts with Customers” in our condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues Recognized at a Point in Time:
Ticket and gaming revenue	$151,391	$143,413	$401,096	$394,564
NFT revenue	-	13,441	-	249,889
Food and beverage revenue	47,535	110,139	173,326	342,253
Merchandising revenue	43,007	208,726	138,051	374,254
Distribution revenue	94	238	518	1,241
Total Revenues Recognized at a Point in Time	242,027	475,957	712,991	1,362,201

Revenues Recognized Over a Period of Time:
Event revenue	420,192	914,386	1,593,277	2,115,530
Sponsorship revenue	457,740	175,299	3,275,218	1,657,799
Total Revenues Recognized Over a Period of Time	877,932	1,089,685	4,868,495	3,773,329
Total Revenues	$1,119,959	$1,565,642	$5,581,486	$5,135,530

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of September 30, 2023 and December 31, 2022, the Company had contract liabilities of $357,677 and $108,428, respectively, which is included in deferred revenue on the condensed consolidated balance sheet.

As of September 30, 2023, $94,682 of performance obligations in connection with contract liabilities included within deferred revenue on the December 31, 2022 consolidated balance sheet have been satisfied. The Company expects to satisfy the remaining performance obligations of $13,746 related to its December 31, 2022 deferred revenue balance within the next twelve months. During the nine months ended September 30, 2023 and 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company determines the fair value of its digital assets in accordance with ASC 820, “Fair Value Measurement”, based on quoted prices on the active exchange(s) that the Company has determined is the principal market for Ether (Level 1 inputs). The Company performs an analysis each quarter to identify whether events or changes in circumstances, or decreases in the quoted prices on active exchanges, indicate that it is more likely than not that the Company’s digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then-current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value of such assets.

The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in our condensed consolidated statements of operations and comprehensive loss. There were $0 and $164,411 of impairment charges during the three and nine months ended September 30, 2023, respectively. There were no digital assets sold during the same time periods.

The following table sets forth changes in our digital assets for the nine months ended September 30, 2023:

Balance, December 31, 2022	$49,761
Expenses paid using digital assets	(461)
Balance, September 30, 2023	$49,300

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments, due from affiliate and trade accounts receivable. The Company holds cash, cash equivalents and short-term investments at major financial institutions in amounts which often exceed Federal Deposit Insurance Corporation’s insurance limits. As of September 30, 2023, two customers represented 96% of the Company’s accounts receivable balance and one related party affiliate represented 100% of the Company’s due from affiliate balance. Historically, the Company has not experienced any losses due to such concentration of credit risk.

During the three months ended September 30, 2023 and 2022, 0.4% and 0.5%, respectively, of the Company’s revenues were from customers in foreign countries. During the nine months ended September 30, 2023 and 2022, 0.3% and 3%, respectively, of the Company’s revenues were from customers in foreign countries.

During the three months ended September 30, 2023, the Company’s two largest customers accounted for 36% and 18% of the Company’s consolidated revenues. During the nine months ended September 30, 2023, the Company’s two largest customers accounted for 36% and 20% of the Company’s consolidated revenues. During the three months ended September 30, 2022, the Company’s five largest customers accounted for 22%, 21%, 18%, 10%, and 10% of the Company’s consolidated revenues. During the nine months ended September 30, 2022, the Company’s three largest customers accounted for 20%, 17%, and 11% of the Company’s consolidated revenues.

 Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Euro). Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date 1.0573 and 1.0699 at September 30, 2023 and December 31, 2022, respectively, and revenue and expense accounts are translated using the weighted average exchange rate in effect for that period 1.0883 and 0.9797 for the three months ended September 30, 2023 and 2022, respectively, and 1.0832 and 1.0078 for the nine months ended September 30, 2023 and 2022, respectively. Resulting translation adjustments are made directly to accumulated other comprehensive income.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Realized losses of $951 and $38,853 arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency for the nine months ended September 30, 2023 and 2022, respectively, are recognized in other income (expense) in the accompanying condensed consolidated statements of operations.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, other than those disclosed below.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to clarify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature model. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, this ASU improves disclosure requirements for convertible instruments and earnings-per-share guidance. The ASU also revises the derivative scope exception guidance to reduce form-over-substance-based accounting conclusions driven by remote contingent events. The amendments in this update are effective for our fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption will be permitted, but no earlier than for fiscal years beginning after December 15, 2020. The Company early adopted ASU 2020-06 effective January 1, 2023 which eliminated the need to assess whether a beneficial conversion feature needs to be recognized upon the issuance of new convertible instruments.

Note 3 – Intangible Assets, net

	Intellectual Property	Licenses	Software Development Costs	Total Intangibles	Accumulated Amortization	Total
Balance as of January 1, 2023	$37,165	$-	$49,950	$87,115	$(14,329)	$72,786
Purchases of intangibles	3,980	565,000	-	568,980	-	568,980
Software development costs			49,950	49,950	-	49,950
Amortization expense	-	-	-	-	(2,995)	(2,995)
Balance as of September 30, 2023	$41,145	$565,000	$99,900	$706,045	$(17,324)	$688,721

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

On October 31, 2022, the Company entered into a system development agreement to develop an Allied Gaming membership management system and event organizer system. Pursuant to the terms of the agreement, the Company has committed to spend an aggregate amount of $199,800 in four equal payments of $49,950. The Company has made two payments of $49,950 for a total of $99,900 as of September 30, 2023 which was capitalized and included within other assets on the accompanying condensed consolidated balance sheet. As of September 30, 2023 the system has not yet been placed into service.

On February 27, 2023, the Company purchased a five-year exclusive worldwide software license to operate four mobile casual games for $565,000 which will be amortized over a useful life of 5 years. As of September 30, 2023 the software has not yet been placed into service.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2023	2022
Compensation expense	$151,121	$1,546,805	[1]
Event costs	2,696	8,411
Legal and professional fees	68,429	43,676
Property and franchise tax	31,000	22,000
Warrant liabilities	100	100
Other accrued expenses	52,924	24,387
Accrued expenses and other current liabilities	$306,270	$1,645,379

(1)	Accrued compensation expense includes a $1 million obligation to a former CEO under a Restricted Stock Unit Agreement dated January 19, 2021, as amended in a certain Release and Separation Agreement with the former CEO dated July 8, 2021. The obligation was settled in July 2023.

Note 5 – Commitments and Contingencies

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

Operating Leases

Allied Esports leases an arena in Las Vegas, Nevada, for the purpose of hosting Esports activities (the “Las Vegas Lease”). The arena opened to the public on March 23, 2018 (the “Commencement Date”). Initial lease terms were for minimum monthly payments of $125,000 for 60 months from the Commencement Date with an option to extend for an additional 60 months at $137,500 per month. Additional annual tenant obligations were estimated at $2 per square foot for Allied’s portion of real estate taxes and $5 per square foot for common area maintenance costs. The Las Vegas Lease expired on May 31, 2023 but was extended until July 31, 2023. Effective August 1, 2023, the Las Vegas Lease was extended until May 31, 2028 for minimum monthly payments of $137,500 for 58 months in addition to fixed monthly tenant obligations for real estate tax of $5,000.

On July 17, 2023, the Company leased 5,067 square feet of building space in Las Vegas, Nevada, through an operating lease for the purpose of storage of the mobile esports truck. The lease term is for 36 months and ends on July 31, 2026. The monthly base rent ranges from $4,560 to $5,028.

The Company also leased office and production space in Germany, pursuant to a lease dated August 1, 2020 which expired on July 31, 2023 (the “Germany Lease”). Rent expense under the lease was €4,000 (approximately $4,280 United States dollars) per month. The Company did not renew the lease after it expired.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s aggregate lease expense incurred during the three months ended September 30, 2023 and 2022 amounted to $438,874 and $421,870, respectively, of which $321,522 and $320,994, respectively, is included within in-person costs and $117,352 and $100,876, respectively, is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

The Company’s aggregate lease expense incurred during the nine months ended September 30, 2023 and 2022 amounted to $1,281,075 and $1,279,508, respectively, of which $964,038 and $962,982, respectively, is included within in-person costs and $317,037 and $316,526, respectively, is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$909,426	$808,148

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$289,886	$-

Weighted Average Remaining Lease Term (Years)
Operating leases	4.63	5.67

Weighted Average Discount Rate
Operating leases	5.00% - 5.75%	5.00%

A summary of the Company’s remaining operating lease liabilities is as follows:

For the Year Ending December 31,	Amount
2023	$441,180
2024	1,765,860
2025	1,768,656
2026	1,745,196
2027	1,710,000
Thereafter	712,500
Total lease payments	8,143,392
Less: amount representing imputed interest	(1,008,693)
Present value of lease liability	7,134,699
Less: current portion	(1,390,533)
Lease liability, non-current portion	$5,744,166

Note 6 – Related Party Transactions

On September 24, 2023, AME-HK advanced Beijing Lianzhong Co., Ltd, a related party (and a subsidiary of AGAE’s largest investor), $3.5 million (the “Bridge Loan”) in connection with a certain Equity Interest Purchase Agreement dated August 16, 2023, under which AME-HK agreed to acquire a 40% equity interest in Beijing Lianzhong Zhihe Technology Co., Ltd (“Z-Tech”), a company engaged in the development and distribution of casual mobile games.  The acquisition closed on October 31, 2023 (See Note 10 – Subsequent Event).  The Bridge Loan is non-interest bearing and is repayable at the earlier of 90 days from the date of the advance or the closing of the Z-Tech acquisition, at which time the proceeds of the Bridge Loan will we applied to the purchase price of the equity interests.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Equity

Stock Options

A summary of the option activity during the nine months ended September 30, 2023 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2023	1,675,000	$3.66
Granted	-	-
Exercised	-	-
Expired	(85,000)	4.09
Forfeited	(50,000)	4.09
Outstanding, September 30, 2023	1,540,000	$3.62	6.07	$-

Exercisable, September 30, 2023	1,275,000	$3.76	6.02	$-

Options outstanding and exercisable as of September 30, 2023 are as follows:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.11	40,000	6.75	30,000
$2.17	120,000	6.85	120,000
$2.21	350,000	7.84	237,500
$2.48	120,000	7.60	80,000
$4.09	630,000	4.75	527,500
$5.66	280,000	5.97	280,000
	1,540,000	6.02	1,275,000

For the three months ended September 30, 2023 and 2022, the Company recorded $64,623 and $238,840, respectively, of stock-based compensation expense related to stock options. During the nine months ended September 30, 2023 and 2022, the Company recorded $136,605 and $710,884, respectively, of stock-based compensation expense related to stock options. As of September 30, 2023, there was $132,802 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the weighted average remaining vesting period of 1.74 years.

Restricted Common Stock

For the three and nine months ended September 30, 2022, the Company recorded $0 and $82,345, respectively, of stock-based compensation expense related to restricted stock. As of September 30, 2022, all restricted common stock was fully vested.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Employee Retention Credit

The employee retention credit (“ERC”), as originally enacted through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020, is a refundable credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees from March 17, 2020 to December 31, 2020. The Disaster Tax Relief Act, enacted on December 27, 2020, extended the ERC for qualified wages paid from January 1, 2021 to June 30, 2021, and the credit was increased to 70% of qualified wages an eligible employer paid to employees during the extended period. The American Rescue Plan Act of 2021, enacted on March 11, 2021, further extended the ERC through December 31, 2021.

During the three and nine months ended September 30, 2023 and 2022, the Company recognized employee retention credits of approximately $1.5 million and $0.0, respectively, within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2023, the Company has a receivable balance of approximately $0.2 million for unsettled ERCs within prepaid expenses and other current assets on the condensed consolidated balance sheet. Commissions paid and payable to a professional advisor to process the ERC claims amounted to approximately $0.3 million and are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

Note 9 – Subsequent Event

On October 31, 2023, AME - HK completed its acquisition of a 40% equity interest in Z-Tech for $7 million in cash.  The purchase consideration included the application of the $3.5 million loan receivable discussed in Note 6 – Related Party Transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of Allied Gaming & Entertainment Inc. (the “Company”) as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s audited financial statements and related disclosures as of December 31, 2022, which are included in our Annual Report on Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023, as amended on April 27, 2023 and May 3, 2023. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company and its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

Z-Tech Acquisition

On August 16, 2023, AME-HK entered into an Equity Interest Purchase Agreement (the “Purchase Agreement”) with, among others, Beijing Lianzhong Co., Ltd (“Z-Tech”) (the “Seller”) and Beijing Lianzhong Zhihe Technology Co., Ltd. (the “Target Company”), pursuant to which AME-HK agreed to acquire 40% equity interest in the Target Company held by the Seller for a total purchase price of $7,000,000 in cash (the “Acquisition”). Pursuant to the terms of the Purchase Agreement AME-HK has the right to appoint three out of five members of the Board of Directors of the Target Company, and AME-HK also will acquire certain rights held by the Seller as the major shareholder of the Target Company prior to the Acquisition. After the Acquisition, which was completed on October 31, 2023, the Company has become Z-Tech’s largest shareholder.

Z-Tech was founded in Beijing, China in April 2022 and has emerged as a mobile games developer and operator, specializing in the innovation, research, development and operation of premium card and Mahjong casual games. Leveraging advanced in-game advertising strategies, Z-Tech has generated substantial revenue streams and established a premier leisure entertainment platform and community, which further solidifies its connection with customers, enhancing engagement and fostering enduring relationships.

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

Results of Operations for the Three Months Ended September 30, 2023 and 2022

	For the
	Three Months Ended
	September 30,		Favorable
(in thousands)	2023	2022	(Unfavorable)
Revenues:
In-person	$1,120	$1,552	$(432)
Multiplatform content	-	14	(14)
Total Revenues	1,120	1,566	(446)
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	576	1,113	537
Multiplatform content (exclusive of depreciation and amortization)	-	31	31
Selling and marketing expenses	51	54	3
General and administrative expenses	894	2,398	1,504
Depreciation and amortization	239	(329)	(568)
Loss From Operations	(640)	(1,701)	1,061
Other Income (Expense)
Other (expense) income, net	-	34	(34)
Interest income, net	715	25	690
Net income (loss)	$75	$(1,642)	$1,717

Revenues

In-person revenues decreased by approximately $0.4 million, or 28%, to approximately $1.1 million for the three months ended September 30, 2023 from approximately $1.6 million for the three months ended September 30, 2022. The decrease of in-person experience revenues was driven by a $0.5 million decrease in event revenue and a $0.2 million decrease in merchandising revenue. This was slightly offset by a $0.3 million increase in sponsorship revenue related to a new naming rights agreement for our HyperX Arena in Las Vegas.

Multiplatform revenue decreased by approximately $14 thousand for the three months ended September 30, 2023 from $14 thousand for the three months ended September 30, 2022 to $0 for the three months ended September 30, 2023.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $0.5 million, or 48%, to approximately $0.6 million for the three months ended September 30, 2023 from approximately $1.1 million for the three months ended September 30, 2022. The decrease corresponds to the decrease in event revenue described above.

Multiplatform costs (exclusive of depreciation and amortization) decreased by approximately $31 thousand, or 100%, to approximately $0 for the three months ended September 30, 2023 from approximately $31 thousand for the three months ended September 30, 2022.

Selling and marketing expenses decreased by approximately $3 thousand, or 6%, to approximately $51 thousand for the three months ended September 30, 2023 from approximately $54 thousand for the three months ended September 30, 2022.

General and administrative expenses decreased by approximately $1.5 million, or 63%, to approximately $0.9 million for the three months ended September 30, 2023, from approximately $2.4 million for the three months ended September 30, 2022. The decrease in general and administrative expenses is primarily attributable to (a) a $1.8 million reduction in compensation costs which includes a $1.5 million Employee Retention Credit (“ERC”) and $0.3 million in higher payroll and payroll related costs in 2022 and (b) a $0.2 million reduction in stock-based compensation due to higher costs that occurred in the third quarter of 2022 to correct the vesting of options of a former employee. This was slightly offset by an increase in legal and professional fees of $0.5 million related to merger and acquisition activities in the third quarter of 2023.

Depreciation and amortization increased by approximately $0.5 million, or 173%, to approximately $0.2 million for the three months ended September 30, 2023, from approximately ($0.3) million for the three months ended September 30, 2022. The increase was primarily due to a $1.0 million adjustment for the three months ended September 30, 2022 to correct the amortization of leasehold improvements in prior periods. This was slightly offset by a decrease in depreciation related to production equipment that became fully depreciated on March 31, 2023.

Other income (expense)

We recognized other expense of approximately $0 during the three months ended September 30, 2023 compared to $34 thousand of other income recorded for the three months ended September 30, 2022.

Interest income

Interest income was approximately $716 thousand for the three months ended September 30, 2023 compared to approximately $25 thousand of interest income for the three months ended September 30, 2022. The increase is a result of the interest earned on short-term investments purchased at various times commencing in the fourth quarter of 2022.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

	For the
	Nine Months Ended
	September 30,		Favorable
(in thousands)	2023	2022	(Unfavorable)
Revenues:
In-person	$3,581	$3,735	$(154)
Multiplatform content	2,001	1,401	600
Total Revenues	5,582	5,136	446
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	1,891	2,785	894
Multiplatform content (exclusive of depreciation and amortization)	1,518	1,021	(497)
Selling and marketing expenses	173	186	13
General and administrative expenses	5,661	8,762	3,101
Depreciation and amortization	1,030	1,288	258
Impairment of digital assets	-	164	164
Loss From Operations	(4,691)	(9,070)	4,379
Other Income (Expense)
Other income (expense), net	16	(46)	62
Interest income, net	2,165	34	2,131
Net Loss	$(2,510)	$(9,082)	$6,572

Revenues

In-person revenues decreased by approximately $0.2 million, or 4%, to approximately $3.6 million for the nine months ended September 30, 2023 from approximately $3.7 million for the nine months ended September 30, 2022. The decrease of in-person experience revenues was driven by a $0.5 million decrease in event revenue, $0.2 million decrease in food and beverage revenue and a $0.2 million decrease in merchandising revenue all due to a decrease in HyperX Arena events in 2023. This was slightly offset by a $0.7 million increase in sponsorship revenue related to a new naming rights agreement for our HyperX Arena in Las Vegas.

Multiplatform revenue increased by approximately $0.6 million, or 43%, to approximately $2.0 million for the nine months ended September 30, 2023, from approximately $1.4 million for the nine months ended September 30, 2022. The increase in multiplatform revenues is the result of additional revenue generated from Season 2 of Elevated, a live streaming event which had 10 episodes in 2023 compared to 4 episodes in 2022.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $0.9 million, or 32%, to approximately $1.9 million for the nine months ended September 30, 2023 from approximately $2.8 million for the nine months ended September 30, 2022. The decrease is a result of a decrease in HyperX Arena events in 2023.

Multiplatform costs (exclusive of depreciation and amortization) increased by approximately $0.5 million, or 49%, to approximately $1.5 million for the nine months ended September 30, 2023 from approximately $1.0 million for the nine months ended September 30, 2022. The increase in multiplatform costs corresponds to the production costs for 10 episodes of Season Two of Elevated which aired in Q2 2023 versus only four episodes in Season One which aired in Q1 of 2022. In addition, in 2022 there was revenue related to the sale of NFTs which had minimal direct costs.

Selling and marketing expenses decreased by approximately $13 thousand, or 7%, to approximately $173 thousand for the nine months ended September 30, 2023 from approximately $186 thousand for the nine months ended September 30, 2022.

General and administrative expenses decreased by approximately $3.1 million, or 35%, to approximately $5.7 million for the nine months ended September 30, 2023, from approximately $8.8 million for the nine months ended September 30, 2022. The decrease in general and administrative expenses resulted from (a) a $1.5 million ERC credit recognized in 2023, (b) a 2022 accrual of $0.7 million for severance costs paid out to the former Chief Executive Officer, (d) $1.0 million in higher payroll and payroll related costs in 2022, and (e) $0.7 million of higher stock-based compensation in 2022 related to the accelerated vesting of options previously granted to the former Chief Executive Officer. These decreases were slightly offset by a $0.8 million increase in legal and professional fees related to various employment and service provider transition matters in addition to merger and acquisition related professional fees in connection with the acquisition of a 40% equity interest in Z-Tech and other strategic investment opportunities.

Depreciation and amortization decreased by approximately $0.3 million, or 20%, to approximately $1.0 million for the nine months ended September 30, 2023, from approximately $1.3 million for the nine months ended September 30, 2022. The decrease was primarily due to production equipment of approximately $7.0 million that became fully depreciated on March 31, 2023. The decrease also includes the amortization of leasehold improvements that occurred in the second quarter of 2022 that was corrected as an out-of-period adjustment in the third quarter of 2022.

Impairment in digital assets decreased to $0 for the nine months ended September 30, 2023, compared to $164 thousand for the nine months ended September 30, 2022. The impairment loss during 2022 was the result of the market price on active exchanges going below the carrying value of the digital assets. The market price has not gone below the carrying value of the digital assets during the nine months ended September 30, 2023.

Other income (expense)

We recognized other income of approximately $16 thousand during the nine months ended September 30, 2023 compared to $46 thousand of other expense recorded for the nine months ended September 30, 2022.

Interest income

Interest income was approximately $2.2 million for the nine months ended September 30, 2023 compared to approximately $34 thousand of interest income for the nine months ended September 30, 2022. The increase is a result of the interest earned on short-term investments purchased at various times commencing in the fourth quarter of 2022.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital at September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
(in thousands)	2023	2022
Current Assets	$76,426	$82,377
Current Liabilities	$2,525	$3,298
Working Capital	$73,901	$79,079

Our primary sources of liquidity and capital resources are cash and short-term investments on the balance sheet and funds that can be raised through debt or equity financing.

As of September 30, 2023, we had cash of approximately $10.4 million (not including approximately $60.0 million of short-term investments and $5.0 million of restricted cash) and working capital of approximately $73.9 million. For the nine months ended September 30, 2023 and 2022, we incurred a net loss of approximately $2.5 million and $9.1 million, respectively, and used cash in operations of approximately $4.6 million and $8.6 million, respectively.

Cash requirements for our current liabilities include approximately $0.8 million for accounts payable and accrued expenses. Cash requirements for current and non-current lease obligations are approximately $8.1 million, including $1.0 million imputed interest. The Company intends to meet these cash requirements from its current cash balance. As of September 30, 2023, the Company had no material commitments for capital expenditures. As part of our previously announced plan to pursue strategic transactions to enhance our financial performance, we expect to use a portion of our cash reserve for the acquisition of or investment in complementary businesses and assets, to the extent such opportunities are available. Such cash reserves include $3.5 million to complete the acquisition of Beijing Lianzhong Zhihe Technology Co., Ltd. We believe our current cash on hand is sufficient to meet our operating and capital requirements for at least the next twelve months from the date these financial statements are issued. Based on our current operating plan, we believe we will be able to fund future requirements from positive operating cash flows.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Net cash (used in) provided by
Operating activities	$(4,599)	$(8,552)
Investing activities	$5,918	$(48)
Financing activities	$(2,051)	$-

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 was approximately $4.6 million and $8.6 million, respectively, representing decreased usage of cash of $4.0 million. During the nine months ended September 30, 2023 and 2022, the net cash used in operating activities was primarily attributable to the net loss of approximately $2.5 million and $9.1 million, respectively, adjusted for approximately $1.9 million and $2.7 million, respectively, of net non-cash expenses, and approximately ($4.0) million and ($2.2) million, respectively, of cash used to fund changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was approximately $5.9 million, which consisted primarily of proceeds from the maturing of certificate of deposits of $30.0 million and $0.1 million in proceeds from the sale of equipment. This was slightly offset by $20.0 million of certificate of deposit purchases, $0.1 million of property and equipment purchases, $0.6 million related to the acquisition of a mobile games license, and $3.5 million in a loan to an affiliate.

Net cash used in investing activities for the nine months ended September 30, 2022 was approximately $48 thousand, which consisted primarily of approximately $7 thousand of cash used for the purchases of property and equipment and approximately $41 thousand of cash used for the investment in digital assets.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 was approximately $2.1 million compared to $0 for the nine months ended September 30, 2022 which is driven solely by the repurchase of treasury stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis, primarily due to the material weakness in internal control over financial reporting as discussed below.

Despite not conducting a formal assessment regarding internal control over financial reporting, management identified the following material weaknesses as of December 31, 2022, which persisted as of September 30, 2023:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information with respect to repurchases made under the stock repurchase program for the quarter ended September 30, 2023:

Approximate
			Total Number	Dollar
			of Shares	Value of
			Purchased as	Shares that
			Part of	May be
	Total Number		Publicly	Purchased
	of Shares	Average Price	Announced	Under
	(or Units)	Paid Per	Plans or	the Plans or
Period	Purchased	Share (Unit)	Program	Programs (1)

July 1, 2023 to July 31, 2023	21,411	$1.01	21,411	$7,492,726

August 1, 2023 to August 31, 2023	150,110	$0.93	150,110	$7,350,152

September 1, 2023 to September 30, 2023	11,500	$1.00	11,500	$7,338,263

(1)	On November 11, 2022, the Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $10 million of the Company’s common stock through November 17, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

To the best of the Company’s knowledge during the fiscal quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6. EXHIBITS.

Exhibit	Description
10.1

Equity Interest Purchase Agreement, dated August 16, 2023, by and between Beijing Lianzhong Co., Ltd., Allied Mobile Entertainment (Hong Kong) Limited, Beijing Lianzhong Zhihe Technology Co., Ltd., Beijing Shuimu Zhijiang Technology Center (LLP), and Beijing Mizar JY Technology Co., Ltd.

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

ALLIED GAMING & ENTERTAINMENT INC.

Dated: November 9, 2023	By:	/s/ Yinghua Chen
Yinghua Chen, Chief Executive Officer, (Principal Executive Officer)

Dated: November 9, 2023	By:	/s/ Roy Anderson
Roy Anderson, Chief Financial Officer (Principal Financial Officer)