Form 10-K
period 2023-12-31
Allied Gaming & Entertainment Inc.
filed 2024-03-28
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock outstanding, other than shares held by affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $17,651,593 based on the price of $1.05, the closing price on June 30, 2023. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners, are or were, in fact, affiliates of the registrant.

As of March 25, 2024, 44,135,686 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

ii

PART I

Item 1. Business

Overview of Business

Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our,” “AGAE,” “Allied” and the “Company” refer to Allied Gaming & Entertainment, Inc. and its subsidiaries.

Allied is a global experiential entertainment company focused on providing a growing audience of gamers with unique experiences through renowned assets, products, and services. Prior to July 2021, the Company owned and operated World Poker Tour (“WPT”) businesses and the Allied Esports business. On July 12, 2021, the Company completed its sale of its business comprising the WPT business for gross proceeds of approximately $106 million. As of December 31, 2023, the Company’s operation includes Allied Esports International, which owns and operates HyperX Arena Las Vegas, one of the world’s most recognized esports and entertainment events facilities, one mobile arena-Allied Esports Omen Truck, and original content studio which creates and produces proprietary content series to serve brand activation and promotion, fans and community engagement. On October 31, 2023, the Company completed its acquisition of a 40% equity interest in Beijing Lianzhong Zhihe Technology Co., Ltd, a developer and operator of casual mobile games, see commentary on Strategic Transactions in 2023 below. The Company offers a variety of esports and gaming-related content, including world class tournaments, live and virtual entertainment and gaming events, and original programming to continuously nurture vibrant communities primarily comprising Gen Y, Z, and Alpha consumers. In December 2022, the Company completed a strategic review of its business operations and announced plans to restructure the existing esports business and expand its focus to include a broader array of entertainment and gaming products and services. Under this plan, the Company has pursued and will continue to pursue various acquisitions, joint ventures, and other such strategic opportunities for the purpose of leveraging its location-based-entertainment expertise and focusing on gaming lifestyle and experiential entertainment, as well as growing its digital footprint and monetization capabilities through mobile gaming.

The entertainment industry has witnessed the rapid growth of gaming, which now ranks among the largest and fastest-growing markets. As of 2023, with a staggering 3.4 billion gamers worldwide, the global gaming industry was valued at $187.7 billion and is projected to grow at a compound annual growth rate (“CAGR”) of 2.6% between 2023 and 2024. Mobile gaming and esports are the major driver of this exponentially growing market. Esports, an abbreviation of “electronic sports,” encompasses a diverse range of competitive electronic games that are played by gamers against each other. Popular esports games include Fortnite, League of Legends, Dota 2, Counter-Strike, Call of Duty, Overwatch, and FIFA. Unlike the traditional video games where players can play alone against the computer or console, esports has evolved to include a community and spectator aspect. Competitive gameplay against another person, either individually or in teams, viewed by an online and in-person audience, has become a central feature of esports. Additionally, game developers have greatly increased the watchability of games, which has made the spectator aspect of gaming much more prevalent and further drives expansion of the gaming market. Esports has now become so popular that many colleges offer scholarships in esports and the best-known esports teams are receiving mainstream sponsorships and are being bought or invested in by celebrities, athletes and professional sports teams. The highest profile esports gamers have significant online audiences as they stream themselves playing against other players online and potentially can generate millions of dollars in sponsorship money and subscription fees from their online streaming channels. Meanwhile, the industry of watching other people play video games continues to surge in popularity. In 2023, the games live-streaming audience grew by [14.5]% year over year to [927.3] million (Newzoo report). It is estimated that this category will reach 1.21 billion by 2025 at a CAGR of +12.7%. For years to come, infrastructure development and the growth of mobile esports will be the key drivers in emerging regions, while the diversification of content is likely to drive viewing behavior in western markets.

Allied will continue to use a three-pillar strategy in its gaming and entertainment services; in-person experiences, multiplatform content, and interactive services both independently and in connection with its strategic partners.

Our Growth Strategies

In-person Experiences

With its world class gaming and live broadcasting equipped facilities, Hyper X Arena Las Vegas, Allied will continue delivering first-in-class live experiences to customers which will allow them to compete against other players in world esports competitions, to host live events with influencers that potentially stream to millions of viewers worldwide with unprecedently engaged experience, to produce and distribute incredible entertainment content with its on-site production facilities and studios. Allied’s flagship HyperX Arena Las Vegas serves as a marquee destination for esports fans globally and has become one of the most recognized esports and live entertainment venues in the world. Additionally, Allied has one mobile esports arena, which is an 18-wheel semi-trailers that convert into first class esports arenas and competition stages with full content production capabilities and interactive talent studios. Through our renowned assets, Allied believes it can offer customers an unmatched ability to participate in simultaneous global esports events and offer sponsors and partners a truly scalable global platform and audience to promote their businesses and products.

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

Affiliate Arenas. One of Allied’s strategic advantages is its global network of esports arena partners, which enables it to host events and promote competitions around the world, with those competitions culminating in live events held at the flagship arena in Las Vegas. Allied achieves this through its Affiliate Program, which consists of strategic partnerships with third-party esports operators around the globe. Allied generally charges these affiliates an upfront fee and a minimal annual revenue share of gross revenue, starting in the second year of the operation of the venue. Allied’s brand visibility and reputation have already resulted in affiliate arrangements with arenas and gaming centers in China and a multi-year agreement with Fortress Esports Pty Ltd, a new gaming, esports and entertainment venue enterprise in Australia, which opened its first affiliate arena in Melbourne in March 2020 and the second arena in Sydney in 2023. Allied has been approached by and in talks with various players in the market who seek management and operation consultation for esports focused mixed use space. This network of affiliate arenas and operation consultation service allows Allied to scale its brand penetration worldwide on a rapid basis, driving more gamers into the Allied ecosystem, with minimal costs to Allied. Furthermore, Allied can utilize its leading production facility to support all venues within the affiliate network content streaming and production, optimizing capex and opex for affiliated venues.

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

Live Entertainment Events in Partnership with 3rd Party Venues. The live concert and show market in 2023 was marked by a strong rebound from the pandemic. The global market size was estimated to be around $58.9 billion, reflecting a significant increase from previous pandemic years. Ticket sales were strong, with online sales reaching an estimated $33.8 billion, exceeding pre-pandemic levels (2019) (source: Statista). With gaming, entertainment and live events genes at heart, AGAE formed wholly owned subsidiary Allied Experiential Entertainment (“AEE”), focusing on orchestrating live entertainment events and offers management and consultation service to experiential entertainment venue operation. In February 2024, AGAE announced the debut event of its recently formed joint venture, Skyline Music Entertainment (“Skyline”), hosting the inaugural leg of the highly acclaimed multiple Juno Award-winning band Walk off the Earth’s first-ever tour in China in April 2024. Skyline Music Entertainment, a joint venture based in Macau, is poised to capitalize on the burgeoning entertainment industry in the Asia market. AEE owns 51% of Skyline Music Entertainment.

Multiplatform Content

Built upon unique state-of-the-art facilities and a growing gamers community, Allied continues to produce successful gamers centric original content programing. Allied’s original content series Elevated, designed to help up-and-coming Twitch streamers break through the clutter, get discovered and grow their audiences, has brought in more than 10 million live viewers and 3 million VOD views over 4 episodes during its Season 1 debut in March of 2022. The series was renewed for Season 2 with stronger support from our brand partner Progressive Insurance, by doubling the production and expanded to 10 episodes for Season 2, which aired in Q2 2023. Allied has also signed a multi-year, multi-episode content partnership with the YES Network to produce original series Wannabe, which explores the journeys of professional gamers and professional athletes who have appeared on the YES Network, all of whom have a strong passion for esports and competitive gaming, and the common themes between their different careers. Each episode delves into the early dreams of these individuals and traces their paths to success. This highly entertaining original content series continues to strengthen our brand engagement, expand our fans out-reach, and build up multi-channel monetization through sponsorship, advertisement, and distribution.

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

Live Streaming. According to a report by Stream Hatchet, in 2023, viewers watched a total of [2.76] billion hours of live gaming content on popular streaming platforms such as Twitch, Youtube Gaming, and Facebook Gaming making a 75% increase from 2020. The Esports Live-Streaming Trends Report, which livestreaming analytics platform Stream Hatchet releases quarterly, also indicated that co-streaming continued to boost esports viewership and engagement. Authorized co-streaming contributed a 195% growth in viewer hours. The viewership boost from co-streaming — an increasingly popular practice amongst tournament organizers — was spread across various games and content creator. Twitch is still the most popular form of esports content delivery channel today, as it offers the best interactive experiences for the audience. Twitch is especially commanding with small events, where it has a market share of 81%. Twitch and YouTube make up 62% and 30% of the market, respectively. Meanwhile, YouTube continued to grow its market share of large events this quarter by 10% measured against Twitch. Vast improvements in technology and Internet service and speed have made live streaming with large audiences widely available today. Well-known gamers live stream themselves playing their favorite games on any of the popular streaming services (Twitch, YouTube, Facebook Gaming, etc.) to a worldwide audience. The streamers derive revenue from ad sales, sponsorship, subscription fees and gift payments from spectators. Through Allied’s ecosystem of esports arenas, Allied can offer streamers a large platform to put on live events that can be simultaneously streamed on both the streamer’s channels and on Allied’s channels.

Post-Produced Episodic Content. Allied continues to develop esports entertainment programming around its live experiences and, using its experienced editing and production teams, create serial, episodic content and segments that tell compelling storylines around its gaming talent, in person experiences, and gaming events around the world. Allied draws from its knowledge and experience in developing WPT, which took the slow-paced game of poker and dramatized it and created storylines that made for exciting and compelling viewing. Allied has produced multiple seasons of original programs, such as Elevated, an award nominated Twitch show that helps up-and-coming streamers to gain more exposure and elevate their career growth, and Wannabe, a docu-series streamed on the Yankee Entertainment and Sports Network (YES Network) that tells stories about professional gamers, gaming content creators, and professional athletes, explores common themes between their different careers to inspire young people and help them choose the path they are passionate about.

This post-produced content has been valuable real estate for sponsors, as Allied integrates sponsors seamlessly into the show in a way that feels organic to the viewers. Allied can focus on different storylines, create excitement via editing and music inclusion, and generally elevate the production quality from that achievable in a live stream. Allied can then monetize this episodic content via sponsorship, advertising, selling the content itself to third party distributors, using it as a marketing tool to drive customers to come to Allied’s branded properties, buy its merchandise or otherwise interact with Allied.

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

Strategic Transactions in 2023

On August 16, 2023, AME-HK entered into an Equity Interest Purchase Agreement (the “Purchase Agreement”) with, among others, Beijing Lianzhong Co., Ltd (the “Seller”) and Beijing Lianzhong Zhihe Technology Co., Ltd. (the “Target Company”), pursuant to which AME-HK agreed to acquire a 40% equity interest in the Target Company held by the Seller for a total purchase price of $7,000,000 in cash (the “Acquisition”). Pursuant to the terms of the Purchase Agreement AME-HK has the right to appoint three out of five members of the Board of Directors of the Target Company, and AME-HK also will acquire certain rights held by the Seller as the major shareholder of the Target Company prior to the Acquisition. After the Acquisition, which was completed on October 31, 2023, the Company has become Z-Tech’s largest shareholder. Z-Tech was founded in Beijing, China in April 2022 and has emerged as a mobile games developer and operator, specializing in the innovation, research, development and operation of premium card and Mahjong casual games. Leveraging advanced in-game advertising strategies, Z-Tech has generated substantial revenue streams and established a premier leisure entertainment platform and community, which further solidifies its connection with customers, enhancing engagement and fostering enduring relationships.

On December 28, 2023, we entered into a Share Purchase Agreement (the “SPA”) with Elite Fun Entertainment Co., Ltd. (the “Purchaser”), pursuant to which the Purchaser agreed to purchase 7,330,000 shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) at a purchase price of $0.90 per share (the “Purchased Shares”) for a total purchase price of $6,597,000. The Purchased Shares represent less than 20% of the total issued and outstanding shares of the Company prior to the closing of the transaction. The SPA is subject to customary representations, warranties, covenants and conditions, including an agreement that the Company and Purchaser will each use its best efforts to negotiate and finalize a collaboration or partnership agreement under which the Purchaser will assist the Company with organizing live shows and events in Asia. The transaction was closed on March 7, 2024.

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

Corporate Organization

Our principal offices are located at 745 Fifth Avenue, Suite 500, New York, NY 10151, and our telephone number at that office is (646) 768-4240.

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

On December 19, 2018, BRAC, Noble Link and AEM executed an Agreement and Plan of Reorganization (as amended from time to time, the “Merger Agreement”). On August 9, 2019 (the “Closing Date”), Noble Link was merged with and into AEM, with AEM being the surviving entity, which was accounted for as a common control merger (the “AEM Merger”). Further, on August 9, 2019, a subsidiary of AGAE merged with AEM pursuant to the Merger Agreement, with AEM being the surviving entity (the “Merger”). The Merger was accounted for as a reverse recapitalization, and AEM was deemed to be the accounting acquirer. Consequently, the assets and liabilities and the historical operations that are reflected in the combined financial statements prior to the Merger are those of Allied Esports and WPT.

The Company operates through its wholly owned subsidiaries Allied Esports International, Inc. (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”), Allied Mobile Entertainment Inc, Allied Experiential Entertainment Inc and Allied Esports GmbH (“AEGmbH”). AEII operates global competitive esports properties designed to connect players and fans via a network of connected arenas. ESALV operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. Allied Mobile Entertainment (“AME”), is dedicated to exploring opportunities in the massive and growing mobile games markets. Allied Experiential Entertainment (“AEE”), focuses on orchestrating live entertainment events and offers management and consultation service to experiential entertainment venue operation. AEGmbH operated a mobile esports truck that serves as both a battleground and content generation hub and also operates a studio for recording and streaming gaming events. In December 2022, the Company closed down the AEGmbH office and currently manages its operations through its facilities in the U.S.

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

The esports and entertainment business is a rapidly growing industry, and there are several competitors that Allied may face. Some of the key potential competitors include:

1.	Other esports organizations such as ESL and Faceit, which also host esports tournaments and events.

2.	Gaming lifestyle influencers network and marketing companies such as Gamesquare, FaZe Clan, 100thieves, which owns gaming influencers that have strong brand partnerships could create competition to Allied on sponsorship and advertising revenue.

3.	Gaming companies such as Tencent, Activision Blizzard, and Electronic Arts, which are involved in game development and also host their own esports events in their own selected venues.

4.	Live entertainment companies such as Live Nation and AEG, which also host live events and concerts and may expand into the esports space.

5.	Traditional media companies such as ESPN and Turner Broadcasting, which have created their own esports leagues and are broadcasting esports events on their networks.

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

Employees

As of March 27, 2024, we had 73 employees, including 27 employees that operated under collective-bargaining agreements.

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

Risks Related to Our Business Operations

We may not be able to execute successfully our new strategic and business plans.

As a result of our sale of the WPT business in July 2021, we have disposed of substantially all of our operating assets other than cash, investments and our esports business. In December 2022, we announced plans to restructure our existing esports business and expand its focus to include a broader array of entertainment and gaming products and services. Under this plan, we have pursued and will continue to pursue various acquisitions, joint ventures, and other such strategic opportunities for the purpose of leveraging our location-based-entertainment expertise and focusing on gaming lifestyle and experiential entertainment, as well as growing our digital footprint and monetization capabilities through mobile gaming.

However, we may encounter difficulties and challenges in the implementation of our plans, including but are not limited to:

●	Lack of experiences and expertise in new markets and offerings;

●	Intense competition with other more well-established players;

●	Inability to create content and products that attract gamers, consumers and other customers;

●	Failure to secure partnership and collaborators to execute our plans;

●	Inability to identify and develop viable targets in acquisitions and joint ventures;

●	Lack of resources and strategic support in pursuing new opportunities;

●	Inability to implement successful sales and marketing efforts and to secure sponsorship;

●	Macroeconomic trend and slowdown in gaming and entertainment industries;

●	Shareholder activism related to the new strategic and business plans;

●	Difficulties in obtaining investment and capital to fund desired projects; and

●	Higher costs in regulatory compliance requirements.

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

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as acquisitions, asset purchases and sales, and collaborations. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures, could not result in perceived benefits that were contemplated upon entering into the transaction, and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations, solvency and financial results. For example, these transactions may entail numerous operational and financial risks, including:

●	exposure to unknown and contingent liabilities;

●	disruption of our business and diversion of our management’s time and attention;

●	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions, collaborations, and joint ventures;

●	higher than expected acquisition and integration costs;

●	write-downs of assets or goodwill or impairment charges;

●	increased operating expenditures, including additional research, sales, and marketing expenses;

●	increased amortization expenses;

●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel; and

●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership.

Allied is subject to risks associated with operating in a rapidly developing industry and a relatively new market.

Many elements of Allied’s business are unique, evolving and relatively unproven. Its business and prospects depend on the continuing development of live streaming of competitive esports gaming. The market for esports gaming competition is relatively new and rapidly developing and is subject to significant challenges. Allied’s business relies upon its ability to grow and garner an active gamer community, and successfully monetize this community through tournament fees, live event ticket sales, and advertising and sponsorships. In addition, Allied’s continued growth depends, in part, on its ability to respond to constant changes in the esports gaming industry, including technological evolution, shifts in gamer trends and demands, introductions of new games, game publisher intellectual property right practices, and industry standards and practices. While change in this industry may be inevitable, and Allied will try to adapt its business model as needed to accommodate change and remain on the forefront of its competitors, Allied may be unsuccessful in doing so and does not provide any guarantees or assurances of success as the industry continues to evolve.

Allied may not be able to generate sufficient revenue to achieve and sustain profitability.

Allied expects its operating expenses to increase significantly as it continues to expand its marketing efforts and operations in existing and new geographies and vertical markets, including its online esports tournament and gaming subscription platform and experiential entertainment. In addition, Allied expects to continue to incur significant legal, accounting and other expenses related to being a public company. If its revenue declines or fails to grow at a rate faster than these increases in operating expenses, it will not be able to achieve profitability in future periods. As a result, Allied may generate losses. Allied cannot assure you that it will achieve profitability.

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

Allied generates revenues from advertising and sponsorship of its live events, its content, the sale of merchandising, and the operation of its esports arenas. Allied has generated, and expects to continue to generate, a substantial portion of revenues using this revenue model in the near term. Although Allied anticipates growth in Allied’s business utilizing this revenue model, there is no guarantee that growth will continue in the future, and the demand for its offerings may change, decrease substantially or dissipate, or it may fail to anticipate and serve esports gamer demands effectively. Public health crises, such as a global pandemic, may cause the demand for our in-person events to reduce and shift demand to online gaming. Allied may determine to enter into new opportunities to expand its business, including online gaming platforms, which may or may not be successful. Any such expansions involve additional risks and costs that could materially and adversely affect its business.

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

Allied’s business of hosting esports events inherently exposes it to negative publicity or customer complaints as a result of accidents, injuries or, in extreme cases, deaths arising from incidents occurring at our arenas, including health, safety or security issues, and quality and service standards. Even isolated or sporadic incidents or accidents may have a negative impact on Allied’s brand image and reputation, the arenas’ popularity with gamers and spectators, or the ability to host esports events at all.

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

If Allied fails to keep its existing gamers engaged, acquire new gamers and expand interest in its live events, leagues, tournaments and competitions, its business, its ability to achieve profitability, and its prospects may be adversely affected.

Allied’s success depends on its ability to maintain and grow the number of gamers attending its live events, tournaments and competitions, and to keep its gamers and attendees highly engaged. In order to attract, retain and engage gamers and remain competitive, Allied must continue to develop and expand its live events, leagues, produce engaging tournaments and competitions, and implement new content formats, technologies and strategies to improve its product offerings. There is no assurance it will be able to do so.

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

Allied believes that maintaining and enhancing its brands is important for its business to succeed by increasing the number of gamers and engagement by the esports community. Since Allied operates in a highly competitive market, brand maintenance and enhancement directly affect its ability to maintain and enhance its market position. As Allied expands, it may conduct various marketing and brand promotion activities using various methods to continue promoting its brands, but it cannot assure you that these activities will be successful. In addition, negative publicity, regardless of its veracity, could harm Allied’s brands and reputation, which may materially and adversely affect Allied’s business, results of operations and prospects.

If Allied fails to anticipate and successfully implement new esports technologies or adopt new business strategies, technologies, or methods, its business may suffer.

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

We may be subject to litigation, including stockholder litigation, which could have an adverse effect on our business and operations.

We may be subject to litigation from stockholders, suppliers and other third parties from time to time. Such litigation may have an adverse impact on our business and results of operations or may cause disruptions to our operations. As discussed in more detail in Item 3, “Legal Proceeding” below, Knighted Pastures, LLC (“Knighted”) recently filed a complaint against us and alleges that it seeks to nominate directors to AGAE’s Board and effect certain changes with respect to the business and management of AGAE. We expect to incur additional costs to defend such litigation which may cause our management to divert attention and resources from our business operations. In addition, in the event directors nominated by Knighted are elected to our board of director, such directors may disagree with the strategic directions of the Company or otherwise take actions that may adversely affect the interest of our shareholders.

Allied has historically operated at a net loss on a consolidated basis, and there is no guarantee that that it will be able to be profitable.

The historical operations of Allied have resulted in net losses of $3.6 million and $10.8 million for the years ended December 31, 2023 and 2022, respectively. We do not know with any degree of certainty whether or when the consolidated operations of Allied will become profitable. Even if we are able to achieve profitability in future periods, we may not be able to sustain or increase our profitability in successive periods.

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

Any actual or perceived failure by us to comply with our privacy policies or legal or regulatory requirements in one or multiple jurisdictions could result in proceedings, actions, or penalties against us.

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

Evolving and changing definitions of personal data and personal information within the European Union (“EU”), the United States, and elsewhere may limit or inhibit our ability to operate or expand our business. In jurisdictions outside of the United States, we may face data protection and privacy requirements that are more stringent than those in place in the United States. We are at risk of enforcement actions taken by certain EU data protection authorities until such point in time that we may be able to ensure that all transfers of personal data to us in the United States from the EU are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. The European General Data Protection Regulation (“GDPR”) may impose additional obligations, costs and risks upon our business. The GDPR may increase substantially the penalties to which we could be subject in the event of any non-compliance. In addition, we may incur substantial expense in complying with the obligations imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims. In addition, future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations, could impair our ability to collect, use or disclose data relating to individuals, which could increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Allied publicly posts its privacy policies and practices concerning processing, use, and disclosure of the personally identifiable information provided to it by website visitors. Publication of such privacy policies and other statements published that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of actual policies and practices or if actual practices are found to be unfair. Evolving and changing definitions of what constitutes “Personal Information” and “Personal Data” within the EU, the United States and elsewhere, especially relating to classification of IP addresses, machine or device identification numbers, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance relationships that may involve the sharing of data.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new business initiatives in the future could reduce our ability to compete successfully and harm our operating results.

In the future we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios, or restrict our ability to pay dividends or make acquisitions. If we cannot raise capital on acceptable terms, or at all, we will not be able to execute successfully our business plans, including the inability to:

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

We face cyber risks and threats that could damage, disrupt or allow third parties to gain improper access to our networks and platforms, supporting infrastructure, intellectual property, and other assets. In addition, we rely on technological infrastructure, including third party cloud hosting and broadband, provided by third party business partners to support the functionality of our platforms and content distribution. These business partners are also subject to cyber risks and threats. Such cyber risks and threats may be difficult to detect. The techniques that may be used to obtain unauthorized access or disable, degrade, exploit or sabotage these networks and gaming platforms change frequently and often are not detected. Our systems and processes and those of our third-party business partners may not be adequate. Any failure to prevent or mitigate security breaches or cyber risks, or respond adequately to a security breach or cyber risk, could result in interruptions to our platforms, degrade the gamer/user experiences, cause gamers/users to lose confidence in our platforms and cease utilizing them, as well as significant legal and financial exposure. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.

Global health threats, such as a global pandemic, could have a material adverse effect on our business.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease or global or regional epidemic or pandemic. A significant outbreak of contagious diseases in the human population, such as a global pandemic could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and services. As a global entertainment company that hosts numerous live events with spectators and participants in destination cities, such outbreak may cause people to avoid traveling to and attending our events, which will adversely affect our business operations and financial results.

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

Allied regards its registered trademark and pending trademarks, service marks, pending patents, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to its success. Allied relies on trademark and patent law, trade secret protection, and confidentiality and license agreements with its employees and others to protect its proprietary rights.

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

Although Allied has relationships with many game publishers for tournament events and content experiences involving their respective intellectual properties and enters into definitive license agreements with such game publishers from time to time, Allied does not have definitive license agreements in place with all of its game publishers. No assurances can be given as to when or if it will be able to come to agreeable terms with game publishers for any future license agreements. If Allied is unable to come to mutually agreeable terms and enter into definitive license agreements with game publishers, game publishers may unilaterally choose to discontinue its relationship with Allied, thereby preventing Allied from offering tournament events and content experiences using their game intellectual property. Should game publishers choose not to allow Allied to offer tournament events and content experiences involving their intellectual property to Allied’s customers, the popularity of Allied’s tournaments and content may decline, which could materially and adversely affect its results of operations and financial condition.

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

Our future success depends substantially on the continued efforts of our executive officers and key employees. If one or more of our executive officers or key employees are unable or unwilling to continue their services with us, we might not be able to replace them easily, in a timely manner, or at all. Since the esports gaming industry is characterized by high demand and intense competition for talent, we cannot assure you that we will be able to attract or retain qualified staff or other highly skilled employees. If any of our executive officers or key employees terminate their services with us, our business may be severely disrupted, our financial condition and results of operations may be materially and adversely affected, and we may incur additional expenses to recruit, train and retain qualified personnel.

Through its wholly-owned subsidiary Primo Vital Limited, Ourgame International Holdings Limited (“Ourgame”) owns a significant percentage of our outstanding common stock, enabling it to exert significant influence over our operations and activities, which may affect the trading price of our common stock.

According to its SEC filings, Ourgame, through Primo Vital Limited, beneficially owns and controls approximately 31% of our outstanding common stock. Primo Vital Limited is entitled to full voting rights with respect to the shares of common stock that it owns. This concentrated ownership enables Ourgame to exert significant influence over all matters requiring stockholder votes, including: the election of directors; mergers, consolidations, acquisitions and other strategic transactions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our Certificate of Incorporation or our bylaws; and our winding up and dissolution. The interests of Ourgame may not always coincide with our interests or the interests of our other stockholders, and Ourgame’s influence may delay, deter or prevent acts that would be favored by us or our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of the Company. Also, Ourgame may seek to cause us to take courses of action that, in its judgment, could enhance its investments in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our shares could decline. In addition, this concentration of share ownership may adversely affect the trading price of our shares because prospective investors may perceive disadvantages in owning shares in a company such as our company with such a significant stockholder.

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

Additionally, we have reserved an aggregate of 3,763,305 shares of common stock for issuance under our 2019 Equity Incentive Plan (as amended, the “2019 Plan”). As of December 31, 2023, there were 1,662,345 shares available under the plan. Any common stock that we issue, including under our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our common stockholders. We have filed an effective registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our 2019 Plan. Accordingly, shares registered under such registration statement will be available for sale in the open market upon issuance.

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

Provisions of our amended and restated articles of incorporation and bylaws may delay or prevent a takeover which may not be in the best interest of our stockholders.

Provisions of our amended and restated articles of incorporation and our bylaws, as amended, may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. Further, our amended and restated articles of incorporation, authorize the issuance of up to 1,000,000 shares of undesignated preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors in their sole discretion. Our Board of Directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board to issue undesignated preferred stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company that are not approved by our Board. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of common stock may also be affected.

Our stockholder rights plan, or “poison pill,” includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.

On February 8, 2024, the Board of Directors approved the Stockholder Rights Plan (the “Rights Plan”), dated February 9, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. The Rights Plan was adopted in response to stockholder activism concerns and is intended to protect the Company and its stockholders from efforts by a single stockholder or group of stockholders to obtain control of the Company without paying a control premium through a number of recognized stockholder protections. Generally the Rights Plan works by causing substantial dilution to any person or group (other than specified exempt persons) that acquires 10% or more of the shares of common stock of the Company without the approval of the Board of Directors (such person or group, an “Acquiring Person”) through the issuance of “Rights” to stockholders of record as of, and subsequent to, the start of business at 9:00 am. Eastern Time on February 9, 2024, which Rights entitle the registered holders thereof (other than the Acquiring Person) to receive additional shares of our common stock upon exercise of such Rights. As a result, the overall effect of the Rights Plan may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving our Company that is not approved by the Board of Directors even if the offer may be considered beneficial by some stockholders. The Rights will expire at the close of business on February 9, 2027, unless previously redeemed or exchanged by the Company. See Note 14 – Subsequent Events to our Consolidated Financial Statements for additional information.

Shareholder activism could cause us to incur significant expense, impact the execution of our business strategy and have an adverse effect on our business.

Shareholder activism, which can take many forms and arise in a variety of situations, could result in substantial costs and divert our attention and resources from our business and our ability to execute our strategic plans. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our associates, customers, service providers or other vendors and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. Our stock price could be subject to significant fluctuations or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We address cybersecurity risk with input from our employees and Audit Committee. The Audit Committee, and senior management devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. We regularly assess the threat landscape and take a universal view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection, and mitigation. Our information technology (IT) security team reviews enterprise risk management-level cybersecurity risks annually. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, which include an IT security manual as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices. These policies go through an internal review process and are approved by appropriate members of management.

All employees are required to complete cybersecurity training and have access to more frequent cybersecurity training through online trainings. We also require employees in certain roles to complete additional role-based, specialized cybersecurity training.

We have continued to expand investments in IT security, including additional end-user training, using layered defenses, identifying, and protecting critical assets, strengthening monitoring and alerting, and engaging experts. We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third-party experts. At the management level, our IT security team regularly monitors alerts and meets to discuss threat levels, trends, and remediation. The team also reviews a monthly cyber scorecard, regularly collects data on cybersecurity threats and risk areas and conducts an annual risk assessment. Further, we conduct periodic external penetration tests, red team testing and maturity testing to assess our processes and procedures and the threat landscape. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. Our Internal Audit team conducts an annual review of third-party hosted applications with a specific focus on any sensitive data shared with third parties. The internal business owners of the hosted applications are required to document user access reviews at least annually and provide from the vendor a System and Organization Controls (SOC) 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.

The Audit Committee has periodic discussions with management regarding cybersecurity risks. The Audit Committee performs an annual review of the Company’s cybersecurity program, which includes a discussion of management’s actions to identify and detect threats, as well as planned actions in the event of a response or recovery situation.

We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks.

Item 2. Properties

The Company’s main offices are licensed and are located at 745 Fifth Avenue, Suite 500, New York, NY 10151. The Company considers this office space adequate for its current office operations. The initial term expired on July 31, 2022, and the Company has been on a month-to-month basis thereafter.

Allied operates its flagship arena, the HyperX Esports Arena Las Vegas, at the Luxor Casino on the Vegas strip, whose pyramid is one of the most visible landmarks in Las Vegas. This arena has 80 to 100 gaming stations, two bars, food service, private rooms, a production facility, and space for up to 1,000 people for events. The arena is custom-built for esports tournaments and has a broadcast-ready television studio to broadcast live events and produce content. The initial term of the Las Vegas Lease expired on May 31, 2023, and was extended for another two months through July 31, 2023. Effective August 1, 2023, the Las Vegas Lease was extended until May 31, 2028 for minimum monthly payments of $137,500 for 58 months in addition to fixed monthly tenant obligations for real estate tax of $5,000.

Item 3. Legal Proceedings

We may be subject to litigation from stockholders, suppliers and other third parties from time to time. Such litigation may have an adverse impact on our business and results of operations or may cause disruptions to our operations. As discussed in more detail below, Knighted Pastures, LLC (“Knighted”) recently filed a complaint against, among other defendants, us and the members of our Board of Directors. We expect to incur additional costs to defend such litigation which may cause our management to divert attention and resources from our business operations.  In addition, the complaint states that Knighted seeks to nominate directors to AGAE’s Board and effect certain changes with respect to the business and management of AGAE.  In the event directors nominated by Knighted are elected to our board of directors, such directors may disagree with the strategic directions of the Company or otherwise take actions that may adversely affect the interest of our shareholders.

Knighted Pastures, LLC

On March 7, 2024, Knighted Pastures, LLC (“Knighted”), an AGAE stockholder, filed a complaint captioned Knighted Pastures, LLC v. Yangyang Li, et al., C.A. No. 2024-0222 in the Court of Chancery of the State of Delaware against us, the members of our Board of Directors, and certain additional defendants (the “Knighted Action”).  The complaint alleges, among other things, that the members of our Board of Directors breached their fiduciary duty in connection with (1) the approval of a Share Purchase Agreement that AGAE entered into on or around December 28, 2023, (2) the approval and adoption of certain amendments to AGAE’s Bylaws on or around January 5, 2024, and (3) the approval and adoption of a rights agreement on or around February 8, 2024.  The Knighted Action seeks both injunctive reliefs and money damages. We believe the claims in the Knighted Action lack merit and intend to defend against them vigorously.

For information regarding legal proceedings, also see Note 12 “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “AGAE.”

Holders

On March 27, 2024, there were 23 holders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

Recent Sales of Unregistered Securities

On December 28, 2023, we entered into a securities purchase agreement with Elite Fun Entertainment Co., Ltd. (“Elite Fun”) (as amended by those certain Side Letters dated February 28, 2024, and March 7, 2024, the “SPA”), pursuant to which we agreed to issue and sell to Elite Fun an aggregate of 7,330,000 shares of our common stock (the “Shares”) for a total purchase price of $6,597,000. Elite Fun also agreed to assist us in the pursuit of certain strategic and business transactions in China. The transaction closed on March 7, 2024 (the “Closing Date”). We intend to use the net proceeds from this financing for working capital and general corporate purposes. In addition, pursuant to the SPA, we have agreed to use commercially reasonable efforts to (i) prepare and file with the SEC within 45 days of the Closing Date a registration statement registering the resale of the Shares and (ii) ensure that the registration statement is declared effective within 90 days following the Closing Date.

The Shares were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

The following table provides information with respect to repurchases made under the stock repurchase program during the fourth quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Available to be Purchased Under the Program

October 1, 2023 to October 31, 2023	-	$-	-	$-

November 1, 2023 to November 30, 2023	36,977	$0.83	36,977	$7,306,347

December 1, 2023 to December 31, 2023	-	$-	-	$-

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related disclosures for the years ended December 31, 2023 and 2022, which are included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K, and other factors that we have not identified.

The Company

Allied Gaming and Entertainment Inc., along with its subsidiaries (“AGAE” or the “Company”) is a global experiential entertainment company focused on providing a growing audience of gamers with unique experiences through renowned assets, products, and services. Under the Allied Esports International subsidiary (“AEI”) we operate global competitive esports properties designed to connect players and fans via a network of connected arenas and creation of original esports content. Esports Arena Las Vegas, LLC subsidiary, operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. Meanwhile, Allied Mobile Entertainment subsidiary (“AME”), is dedicated to exploring opportunities in the massive and growing mobile games markets. AME’s ownership of a 40% equity interest in Beijing Lianzhong Zhihe Technology Co. Ltd (“ZTech”), a prominent mobile games developer and operator, is engaged in the development and distribution of casual mobile games in Mainland China, solidifies our presence in this lucrative sector. Moreover, our subsidiary Allied Experiential Entertainment (“AEE”), focuses on orchestrating live entertainment events and offers management and consultation service to experiential entertainment venue operation. The Company offers a variety of esports and gaming-related content, including world class tournaments, live and virtual entertainment and gaming events, and original programming to continuously nurture vibrant communities primarily comprising of Gen Y, Z, and Alpha consumers.

Allied’s in-person experiences include live events hosted at its flagship arena, HyperX Arena Las Vegas, an affiliate arena with one of its global network of esports arena partners, and its mobile arenas. Allied’s multiplatform content include its partnerships with live streamers, post-produced episodic content, and short-form repackaged content. Allied’s casual mobile gaming includes contractual relationships with various advertising service providers for advertisements within the Company’s casual mobile games.

Our growth depends, in part, on our ability to adapt to technological advancements, shifts in gamer trends and demands, introductions of new games, evolving intellectual property practices among game publishers, the fusion of gaming and music and industry standards and practices. While change in this industry may be inevitable, we are committed to flexibly adjusting our business model as necessary to accommodate such shifts and maintain a leading position among our competitors.

Our business plan requires significant capital expenditures, and we expect our operating expenses to increase as we continue to expand our marketing efforts and operations in existing and new geographies as well as new vertical markets (including live influencer events, top artist events and concerts, experiential entertainment, casual mobile gaming, live streaming platforms and channels, interactive content monetization, and online esports tournament and gaming subscription platforms), which we believe will provide attractive returns on investment.

Results of Operations

Our operations consist of our esports gaming operations, casual mobile games and live entertainment events organizing. Our esports gaming operations take place at global competitive esports properties designed to connect players and fans via a network of connected arenas. Through our subsidiaries, we offer esports fans state-of-the-art facilities to compete against other players in esports competitions, host live events with esports superstars that potentially stream to millions of viewers worldwide, and produce and distribute esports content at our on-site production facilities and studios. At our flagship arena in Las Vegas, Nevada, we provide an attractive facility for hosting a diverse range of events, including corporate events, tournaments, game launches, and brand activation. Furthermore, we boast a mobile esports arena, an 18-wheel semi-trailer, which seamlessly transforms into a top-tier esports arena and competition stage or a dynamic live show arena complete with full content production capabilities and an interactive talent studio.

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	For the Years Ended
	December 31,		Favorable
(in thousands)	2023	2022	(Unfavorable)
Revenues:
In-person	$4,956	$4,951	$5
Multiplatform content	2,000	1,401	599
Casual mobile games	699	-	699
Total Revenues	7,655	6,352	1,303
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	2,684	3,777	1,093
Multiplatform content (exclusive of depreciation and amortization)	1,518	1,035	(483)
Casual mobile games (exclusive of depreciation and amortization)	594	-	(594)
Research and development expenses	163	-	(163)
Selling and marketing expenses	227	235	8
General and administrative expenses	7,569	10,774	3,205
Depreciation and amortization	1,500	2,065	565
Impairment of digital assets	-	164	164
Impairment of property and equipment	-	68	68
Total Costs and Expenses	14,255	18,118	3,863
Loss From Operations	(6,600)	(11,766)	5,166
Other income, net	47	153	(106)
Interest income, net	2,958	790	2,168
Total Other Income	3,005	943	2,062
Net loss	$(3,595)	$(10,823)	$7,228

Revenues

In-person experience revenue was $5.0 million for each of the years ended December 31, 2023 and 2022. The in-person experience revenues consisted of a $0.5 million decrease in event revenue and a $0.6 million decrease in food and beverage revenue all due to a decrease in HyperX Arena events in 2023. The decreases were offset by an increase in sponsorship revenue related to a new naming rights agreement for our HyperX Arena in Las Vegas.

Multiplatform content revenues increased by approximately $0.6 million, or 43%, to approximately $2 million for the year ended December 31, 2023 from approximately $1.4 million for the year ended December 31, 2022. The increase in multiplatform revenues is the result of additional revenue generated from Season 2 of Elevated, a live streaming event which had 10 episodes in 2023 compared to 4 episodes in 2022.

Casual mobile games revenue was $0.7 million for the year ended December 31, 2023 and $0 for the year ended December 31, 2022, respectively. The increase in casual mobile games revenue was due to the casual mobile gaming revenue earned subsequent to the business combination with ZTech on October 31, 2023.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $1.1 million, or 29%, to approximately $2.7 million for the year ended December 31, 2023 from approximately $3.8 million for the year ended December 31, 2022. The decrease is a result of a decrease in HyperX Arena events in 2023.

Multiplatform content costs (exclusive of depreciation and amortization) increased by approximately $0.5 million, or 47%, to approximately $1.5 million for the year ended December 31, 2023 from approximately $1.0 million for the year ended December 31, 2022. The increase in multiplatform costs corresponds to the production costs for 10 episodes of Season Two of Elevated which aired in Q2 2023 versus only four episodes in Season One which aired in Q1 of 2022.

Casual mobile games costs (exclusive of depreciation and amortization) were $594 thousand for the year ended December 31, 2023 and $0 for the year ended December 31, 2022, respectively. Casual gaming costs and revenues began in connection with the business combination with ZTech on October 31, 2023.

Research and development expenses were $163 thousand and $0 for the years ended December 31, 2023 and 2022, respectively. Research and development expenses consist principally of costs related to the development of new casual mobile games for ZTech.

Selling and marketing expenses decreased by approximately $8 thousand, or 3%, to approximately $227 thousand for the year ended December 31, 2023 from approximately $235 thousand for the year ended December 31, 2022.

General and administrative expenses decreased by approximately $3.2 million, or 30%, to approximately $7.6 million for the year ended December 31, 2023 from approximately $10.8 million for the year ended December 31, 2022. The decrease in general and administrative expenses resulted from (a) a $1.5 million ERC credit recognized in 2023, (b) a $0.8 million reduction in payroll and payroll related costs during 2023 due to reduced headcount, (c) $0.8 million of higher stock-based compensation in 2022 related to the accelerated vesting of options previously granted to the former Chief Executive Officer, (d) a $0.2 million decrease in insurance expenses, and a $0.1 million decrease in rent expense. These decreases were slightly offset by a $0.2 million increase in legal and professional fees related to various employment and service provider transition matters, in addition to merger and acquisition related professional fees in connection with the acquisition of a 40% equity interest in ZTech and other strategic investment opportunities.

Depreciation and amortization decreased by approximately $0.6 million, or 29%, to approximately $1.5 million for the year ended December 31, 2023, from approximately $2.1 million for the year ended December 31, 2022. The decrease was primarily due to production equipment with a gross cost of approximately $7.0 million that became fully depreciated on March 31, 2023.

Impairment of digital assets was $0 for the year ended December 31, 2023, compared to $164 thousand for the year ended December 31, 2022. The impairment loss during 2022 was the result of the market price on active exchanges going below the carrying value of the digital assets. The market price has not gone below the carrying value of the digital assets during the twelve months ended December 31, 2023.

Impairment of property and equipment was $0 for the year ended December 31, 2023, compared to $68 thousand for the year ended December 31, 2022. The impairment in 2022 resulted from management’s determination that the projected cash flows from certain equipment will not be sufficient to recover the carrying value of those assets.

Other income (expense), net

We recognized other income, net, of approximately $47 thousand during the year ended December 31, 2023, compared to $153 thousand of other income, net, recorded for the year ended December 31, 2022. The decrease was a result of the reversal of an income tax payable in 2022 that was no longer due.

Interest income, net

Interest income was approximately $3.0 million for the twelve months ended December 31, 2023 compared to approximately $0.8 million for the year ended December 31, 2022, representing an increase of interest income of approximately $2.2 million, or 274%. The increase is a result of the interest earned on short-term investments purchased at various times commencing in the fourth quarter of 2022.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital at December 31, 2023 and December 31, 2022, respectively.

	December 31,
(in thousands)	2023	2022
Current Assets	$78,341	$82,377
Current Liabilities	$11,952	$3,298
Working Capital Surplus	$66,389	$79,079

Our primary sources of liquidity and capital resources have been cash and short-term investments on the balance sheet and funds raised through debt or equity financing.

As of December 31, 2023, we had cash of $16.3 million (not including approximately $5.0 million of restricted cash and $56.5 million of short-term investments) and working capital of approximately $66.4 million. For the years ended December 31, 2023 and 2022, we incurred net losses of approximately $3.7 million and $10.8 million, respectively, and used cash in operations of approximately $8.1 million and $10.9 million, respectively. Cash requirements for our current liabilities include approximately $9.2 million for loans payable, $1.1 million for accounts payable and accrued expenses, and $1.5 million for the current portion of an operating lease liability. Cash requirements for non-current liabilities include approximately $5.6 million for the non-current portion of an operating lease liability. The Company intends to meet these cash requirements from its current cash balance.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows from operations for the years ended December 31, 2023 and 2022, respectively.

	For the Years Ended
	December 31,
(in thousands)	2023	2022
Net cash provided by (used in)
Operating activities	$(8,139)	$(10,934)
Investing activities	$6,128	$(70,135)
Financing activities	$7,147	$(611)

Net Cash Used in Operating Activities

Net cash used in operating activities primarily represents the results of operations exclusive of non-cash expenses plus the impact of changes in operating assets and liabilities.

Net cash used in operating activities for the years ended December 31, 2023 and 2022 were approximately $8.1 million and $10.9 million, respectively, representing a decrease of $2.8 million. During the years ended December 31, 2023 and 2022, the net cash used in operating activities was primarily attributable to the net losses of approximately $3.6 million and $10.8 million, respectively, adjusted for $2.6 million and $4.0 million, respectively, of net non-cash expenses, and approximately $7.1 million and $4.1 million, respectively, of cash used to fund changes in the levels of operating assets and liabilities.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities during the year ended December 31, 2023 was approximately $6.1 million, which consisted of $80.0 million in proceeds from the maturing of short-term investments and $0.1 million proceeds from the sale of equipment. This was offset by $66.5 million for the purchase of short-term investments, $6.4 million from the acquisition of ZTech, $0.7 million from the purchases of intangible assets, and $0.4 million from the purchases of property and equipment.

Net cash used in investing activities during the year ended December 31, 2022 was approximately $70.1 million, which consisted primarily of approximately $70.0 million for the purchase of short-term investments, and $0.1 million for capital expenditures.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was approximately $7.1 million compared to approximately $0.6 million of net cash used in financing activities during the year ended December 31, 2022. Net cash provided by financing activities during the year ended December 31, 2023 represented proceeds from a short-term loan of $9.2 million partially offset by the purchase of treasury stock of $2.1 million. Net cash used in financing activities during the year ended December 31, 2022 represented the purchase of treasury stock.

Capital Expenditures

As of December 31, 2023, the Company had no material commitments for capital expenditures.

Stock Repurchase Program

On November 11, 2022, our Board of Directors (the “Board”) authorized a stock repurchase program under which we are authorized to repurchase up to $10 million of our outstanding shares of common stock through November 17, 2024. The manner, timing and amount of any purchase will be based on an evaluation of market conditions, stock price and other factors. Repurchases under the program will be made in open market transactions in compliance with the Securities and Exchange Commission Rule 10b-18 and federal securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be extended, suspended or discontinued at any time at management’s discretion. The stock repurchase will be funded using the Company’s working capital. The total number of shares purchased by the Company during the years ended December 31, 2023 and 2022 was 1,698,038 and 581,746, respectively. The average price per share for the shares purchased during the years ended December 31 2023 and 2022 were $1.18 per share. The dollar value of the shares available to be purchased under the program is $7,306,347 as of December 31, 2023.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing activities, nor does the Company have any interest in entities referred to as variable interest entities.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. The following are not intended to be a comprehensive list of all of our accounting estimates. Our accounting estimates are more fully described in Note 2 – Summary of Significant Accounting Policies, in our financial statements included at the end of this Annual Report.

Business Combinations

We record business combinations using the acquisition method of accounting, which requires all of the assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted-average cost of capital. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in our consolidated financial statements may be exposed to potential impairment of the intangible assets and goodwill.

Income Taxes

The Company’s annual effective income tax rate is based on the mix of income and losses in its U.S. and non-U.S. entities which are part of the Company’s Consolidated Financial Statements, statutory tax rates, and tax-planning opportunities available to the Company in the various jurisdictions in which it operates. Significant judgment is required in evaluating the Company’s tax positions.

Tax law requires certain items to be included in the tax return at different times from when these items are reflected in the Company’s Consolidated Statements of Operations. As a result, the effective tax rate reflected in the Consolidated Financial Statements is different from the tax rate reported on the Company’s consolidated tax return. Some of these differences are permanent, such as expenses that are not deductible in the tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment dates.

The Company assesses uncertain tax positions in accordance with ASC 740, Income Taxes. Judgment is used to identify, recognize, and measure the amounts to be recorded in the financial statements related to tax positions taken or expected to be taken in a tax return. A liability is recognized to represent the potential future obligation to the taxing authority for the benefit taken in the tax return. These liabilities are adjusted, including any impact of the related interest and penalties, in light of changing facts and circumstances such as the progress of a tax audit. A number of years may elapse before a particular matter for which a reserve has been established is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction.

The Company assesses whether a valuation allowance should be established against its deferred income tax assets based on consideration of available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, the duration of statutory carry back and carry forward periods, the Company’s experience with tax attributes expiring unused, and tax planning alternatives.

Assessing the future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns requires judgment. The Company believes that income taxes include critical accounting estimates because variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations or cash flows.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting as of December 31, 2023 was effective.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, our management, under the oversight of our Audit Committee, and in consultation with outside advisors, implemented measures designed to ensure the control deficiencies contributing to the prior material weakness were remediated. These remediation measures included, but were not limited to: (i) reorganizing roles and restricting system access to address the segregation of duties issues, (ii) evaluating and implementing enhanced process controls around user access and change management; and (iii) monitoring and conducting regular assessment of the effectiveness of the related internal controls.

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

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page 31.

(b)	See “Exhibit Index” on page 31.

(c)	Not applicable.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated December 19, 2018, by and among Black Ridge Acquisition Corp., Black Ridge Merger Sub, Corp., Allied Esports Entertainment, Inc., Noble Link Global Limited, Ourgame International Holdings Ltd., and Primo Vital Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018)
2.2	Amendment to Agreement and Plan of Reorganization, dated August 5, 2019 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed August 15, 2019)
2.3	Agreement of Merger, dated August 9, 2019, between Noble Link Global Limited and Allied Esports Media, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed August 15, 2019)
2.4	Plan of Merger, dated August 9, 2019, between Noble Link Global Limited and Allied Esports Media, Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed August 15, 2019)
2.5	Stock Purchase Agreement, dated January 19, 2021, by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 19, 2021)
2.6	Amended and Restated Stock Purchase Agreement, dated March 19, 2021, by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 22, 2021)
2.7	Amendment No. 1 to Amended and Restated Stock Purchase Agreement, dated March 29, 2021, by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 30, 2021)
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 15, 2019)
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 27, 2020)
3.3	Second Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2020)
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 1, 2022)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 9, 2024)
3.6	Certificate of Designation of Series A Junior Participating Preferred Stock of Allied Gaming & Entertainment, Inc. (incorporated by reference to Exhibit 3.1 filed on February 9, 2024)
4.1	Specimen common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed September 22, 2017)
4.2	Specimen warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed September 22, 2017)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed September 22, 2017)
4.4	Form of warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.5 to the Company’s Form S-1/A filed September 22, 2017)
4.5*	Description of Registrant’s Securities
4.6	Form of Common Stock Purchase Warrant issued June 8, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 8, 2020)
4.7	Allied Esports Entertainment, Inc. 2019 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed August 24, 2021)
4.8	Allied Esports Entertainment, Inc. 2019 Stock Incentive plan Amendment dated December 30, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 30, 2021)
4.9	Rights Agreement, dated as of February 9, 2024, by and between Allied Gaming & Entertainment Inc. and Continental Stock Transfer & Trust, as rights agent (incorporated by reference to Exhibit 4.1 filed on February 9, 2024)

Exhibit No.	Description
10.1†	Pliska Employment Agreement dated January 24, 2018 (incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed August 15, 2019)
10.2†	Pliska Employment Agreement Amendment dated June 1, 2018 (incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed August 15, 2019)
10.3†	Pliska Employment Agreement Second Amendment dated December 19, 2018 (incorporated by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K filed August 15, 2019)
10.4†	Change in Control Agreement dated December 31, 2020 by and between Allied Esports Entertainment, Inc. and Adam Pliska (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 19, 2021)
10.5†	Restricted Stock Unit Agreement dated January 19, 2021 by and between Allied Esports Entertainment, Inc. and Frank Ng (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2021)
10.6	Assignment and Assumption Agreement dated April 24, 2020 among Ourgame International Holdings Limited, Trisara Ventures, LLC, Adam Pliska and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2020)
10.7	Separation Agreement and Release dated February 16, 2022 by and between Libing (Claire) Wu and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2022)
10.8	Release and Non-disparagement Agreement dated March 7, 2022 by and between Jerry Lewin and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed May 25, 2022)
10.9	Settlement Agreement, dated April 15, 2022, by and between Ourgame International Holdings Limited and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed May 25, 2022)
10.10	Equity Interest Purchase Agreement, dated August 16, 2023, by and between the Company, Beijing Lianzhong Co., Ltd., and Beijing Lianzhong Zhihe Technology Co., Ltd., Beijing Shuimu Zhijiang Technology Center (LLP), and Beijing Mizar JY Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023)
10.11*	Share Purchase Agreement, dated December 28, 2023, by and between the Company and Elite Fun Entertainment Co., Ltd.
21.1*	Subsidiaries of Company
23.1*	Consent of ZH CPA, LLC
31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a)
31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a)
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document*
101.SCH*	Inline XBRL Taxonomy Extension Schema*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase*
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.
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

March 28, 2024	ALLIED GAMING & ENTERTAINMENT, INC.

	By:	/s/ Yinghua Chen
		Name:	Yinghua Chen
		Title:	Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

We, the undersigned directors and/or executive officers of Allied Gaming & Entertainment Inc. hereby severally constitute and appoint Yinghua Chen, acting singly, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign this report on Form 10-K, or amendment thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that said attorney-in-fact and agent, or her substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yinghua Chen	Chief Executive Officer (principal executive officer) and Director	March 28, 2024
Yinghua Chen

/s/ Roy Anderson	Chief Financial Officer (principal financial and accounting officer)	March 28, 2024
Roy Anderson

/s/ Yushi Guo	Director	March 28, 2024
Yushi Guo

/s/ Joseph Lahti	Director	March 28, 2024
Joseph Lahti

/s/ Yangyang Li	Director	March 28, 2024
Yangyang Li

/s/ Jingsheng (Jason) Lu	Director	March 28, 2024
Jingsheng (Jason) Lu

/s/ Adam Pliska	Director	March 28, 2024
Adam Pliska

/s/ Guanzhou (Jerry) Qin	Director	March 28, 2024
Guanzhou (Jerry) Qin

/s/ Yuanfei Qu	Director	March 28, 2024
Yuanfei Qu

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Allied Gaming & Entertainment Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allied Gaming & Entertainment Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Beijing Lianzhong Zhihe Technology Co., Ltd. (“ZTech”)- Valuation of acquired customer relationships intangible Assets and non-controlling interest(“NCI”)

As described in Note 3 to the consolidated financial statements, on October 31, 2023, the Company completed the acquisition of 40% equity interest in ZTech for $7 million in cash. The transaction was accounted for as a business combination using an acquisition method. As a result of the transaction, the Company recognized an acquired customer relationships intangible asset associated with the generation of future income from ZTech’s existing customers and a non-controlling interest.

The acquisition-date fair value of the NCI was $10,500,000 which was determined using the discounted cash flow method and significant assumptions including the revenue growth rate, margin and discount rate. The acquisition-date fair value of the customer relationships intangible asset was $5,419,511, which was determined using the multi-period excess earning method and significant assumptions including the revenue growth rate, margin, retention rate and discount rate. Changes to these significant assumptions could have a significant impact on the fair values of acquired customer relationships and NCI.

We identified the evaluation of the acquisition-date fair value of the customer relationships and NCI as a critical audit matter considering (i) the significant judgment by management when developing the fair value of the customer relationships and NCI acquired;(ii) a high degree of auditor judgement, subjectivity and effort are required in performing procedures and evaluating management’s significant assumptions used to estimate the fair value of the customer relationships and NCI due to limited operating history of ZTech and limited observable market information related to certain assumptions; (iii) the audit effort involved the use of professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter.

●	We obtained understanding and evaluated the design on the internal controls over the Company’s acquisition-date valuation process;

●	We reviewed the equity interest purchase agreement and obtained an understanding of the key terms and conditions to identify the necessary accounting considerations and identification of assets and liabilities acquired;

●	We evaluated the reasonableness of ZTech’s revenue growth rate and margin assumptions by comparing them to the past performance of ZTech;

●	We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s model, valuation methodology and the various inputs utilized, including the discount rate, revenue growth rate, margin, retention rate by referencing publicly available market data for comparable entities;

●	We assessed the adequacy of the Company’s disclosure included in note 3, Business combination of the accompanying consolidated financial statements in relation to this matter.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2022.

Denver, Colorado

March 28, 2024

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$16,320,583	$11,167,442
Short-term investments	56,500,000	70,000,000
Interest receivable	792,223	677,397
Accounts receivable	529,369	72,739
Deposits, current portion	3,700,000	-
Prepaid expenses and other current assets	498,886	459,274
Total Current Assets	78,341,061	82,376,852
Restricted cash	5,000,000	5,000,000
Property and equipment, net	3,834,193	4,005,622
Digital assets	49,300	49,761
Intangible assets, net	6,254,731	22,836
Deposits, non-current portion	392,668	379,105
Operating lease right-of-use asset	5,415,678	5,845,549
Goodwill	12,729,056	-
Other assets	-	49,950
Total Assets	$112,016,687	$97,729,675
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$371,830	$317,561
Accrued expenses and other current liabilities	763,512	1,645,379
Deferred revenue	103,748	108,428
Operating lease liability, current portion	1,482,977	1,227,164
Loans payable	9,230,168	-
Total Current Liabilities	11,952,235	3,298,532

Operating lease liability, non-current portion	5,560,251	6,527,075
Deferred tax liability	1,096,160	-
Total Liabilities	18,608,646	9,825,607
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 39,085,470 shares issued at December 31, 2023 and 2022, and 36,805,686 and 38,503,724 shares outstanding at December 31, 2023 and 2022, respectively	3,909	3,909
Additional paid in capital	198,677,132	198,526,614
Accumulated deficit	(113,671,029)	(110,235,568)
Accumulated other comprehensive income	433,565	219,675
Treasury stock, at cost, 2,279,784 and 581,746 shares at December 31, 2023 and 2022, respectively	(2,693,653)	(610,562)
Total Allied Gaming & Entertainment Inc. Stockholders’ Equity	82,749,924	87,904,068
Non-controlling interest	10,658,117	-
Total Stockholders’ Equity	93,408,041	87,904,068
Total Liabilities and Stockholders’ Equity	$112,016,687	$97,729,675

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2023	2022
Revenues:
In-person	$4,955,931	$4,950,912
Multiplatform content	2,000,586	1,401,558
Casual mobile gaming	698,522	-
Total Revenues	7,655,039	6,352,470
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	2,684,287	3,777,231
Multiplatform content (exclusive of depreciation and amortization)	1,517,707	1,034,942
Casual mobile games (exclusive of depreciation and amortization)	593,894	-
Research and development expenses	162,888	-
Selling and marketing expenses	226,745	234,813
General and administrative expenses	7,569,154	10,774,421
Depreciation and amortization	1,499,980	2,065,348
Impairment of digital assets	-	164,411
Impairment of property and equipment	-	67,500
Total Costs and Expenses	14,254,655	18,118,666
Loss From Operations	(6,599,616)	(11,766,196)
Other Income:
Other income, net	46,684	153,009
Interest income, net	2,957,571	789,302
Total Other Income	3,004,255	942,311
Net Loss	(3,595,361)	(10,823,885)

Net Loss per Common Share
Basic and Diluted	$(0.10)	$(0.28)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	37,218,708	39,071,501

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	For the Years Ended
	December 31,
	2023	2022
Net Loss	(3,595,361)	(10,823,885)
Other comprehensive income (loss):
Foreign currency translation adjustments	531,907	(49,931)
Total comprehensive loss	(3,063,454)	(10,873,816)
Less: Net loss attributable to non-controlling interest	(159,900)	-
Less: Other comprehensive loss attributable to non-controlling interest	318,017	-
Comprehensive Loss Attributable to Common Stockholders	(3,221,571)	$(10,873,816)

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

					Additional	Accumulated Other		Allied Gaming & Entertainment Inc.	Non-	Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance - January 1, 2022	39,116,907	$3,912	-	$-	$197,784,972	$269,606	$(99,411,683)	$98,646,807	$-	$98,646,807
Stock-based compensation:
Restricted common stock	-	-	-	-	82,345	-	-	82,345	-	82,345
Stock options	-	-	-	-	708,964	-	-	708,964	-	708,964
Shares withheld for employee payroll tax	(31,437)	(3)			(49,667)	-	-	(49,670)	-	(49,670)
Repurchases of common stock	-	-	581,746	(610,562)	-	-	-	(610,562)	-	(610,562)
Net loss	-	-	-	-	-	-	(10,823,885)	(10,823,885)	-	(10,823,885)
Other comprehensive loss	-	-	-	-	-	(49,931)	-	(49,931)	-	(49,931)
Balance - December 31, 2022	39,085,470	3,909	581,746	(610,562)	198,526,614	219,675	(110,235,568)	87,904,068	-	87,904,068
Stock-based compensation:
Stock options	-	-	-	-	150,518	-	-	150,518	-	150,518
Repurchases of common stock	-	-	1,698,038	(2,083,091)	-	-	-	(2,083,091)	-	(2,083,091)
Non-controlling interest from acquisition of subsidiary	-	-	-	-	-	-	-	-	10,500,000	10,500,000
Net income (loss)	-	-	-	-	-	-	(3,435,461)	(3,435,461)	(159,900)	(3,595,361)
Other comprehensive income	-	-	-	-	-	213,890	-	213,890	318,017	531,907
Balance - December 31, 2023	39,085,470	$3,909	2,279,784	$(2,693,653)	$198,677,132	$433,565	$(113,671,029)	$82,749,924	$10,658,117	$93,408,041

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(3,595,361)	$(10,823,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	150,518	791,309
Non-cash operating lease expense	988,506	868,210
Digital currency received as revenue	-	(250,252)
Impairment of digital assets	-	164,411
Impairment of property and equipment	-	67,500
Net (gains) loss on sale of equipment	(8,388)	33,583
Expenses paid using digital assets	461	77,106
Change in fair value of warrant liabilities	-	(3,100)
Depreciation and amortization	1,499,980	2,065,348
Deferred rent	-	216,024
Changes in operating assets and liabilities:
Accounts receivable	(147,587)	315,708
Interest receivable	(114,826)	(677,397)
Prepaid expenses and other current assets	(7,312)	519,463
Deposit	(3,701,598)	-
Accounts payable	(39,285)	(22,356)
Accrued expenses and other current liabilities	(1,099,056)	(3,159,571)
Operating lease liability	(1,267,143)	(1,083,178)
Deferred revenue	(797,715)	(33,397)
Total Adjustments	(4,543,445)	(110,589)
Net Cash Used In Operating Activities	(8,138,806)	(10,934,474)
Cash Flows From Investing Activities
Expenditures on software development costs	-	(49,950)
Proceeds from maturing of short-term investments	80,000,000	-
Purchases of short-term investments	(66,500,000)	(70,000,000)
Investment in digital assets	-	(41,026)
Proceeds from sale of equipment	106,914	-
Acquisition of Beijing Lianzhong Zhihe Technology Co., net of cash acquired	(6,431,893)	-
Purchases of intangibles	(668,880)	-
Purchases of property and equipment	(378,060)	(44,386)
Net Cash Provided By (Used In) Investing Activities	6,128,081	(70,135,362)
Cash Flows From Financing Activities
Repurchases of common stock	(2,083,091)	(610,562)
Proceeds from short-term loan	9,230,168	-
Net Cash Provided By (Used In) Financing Activities	7,147,077	(610,562)

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	For the Years Ended
	December 31,
	2023	2022
Effect of Exchange Rate Changes on Cash	16,789	(39,190)
Net Increase (Decrease) In Cash, Cash Equivalents, And Restricted Cash	5,153,141	(81,719,588)
Cash, cash equivalents, and restricted cash - Beginning of Year	16,167,442	97,887,030
Cash, cash equivalents, and restricted cash - End of Year	$21,320,583	$16,167,442
Cash and restricted cash consisted of the following:
Cash	$16,320,583	$11,167,442
Restricted cash	5,000,000	5,000,000
	$21,320,583	$16,167,442

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	-	$-
Non-Cash Investing and Financing Activities:
ROU asset for operating lease liability	$289,886	$-
Property and equipment received as deferred revenue	$793,035
Shares withheld for accrued employee payroll tax liability	$-	$49,670
ROU asset and lease liability, net of deferred rent, recognized upon adoption of ASU 2016-02	$-	$6,713,759

The accompanying notes are an integral part of these consolidated financial statements.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Background and Basis of Presentation

Allied Gaming & Entertainment Inc. (“AGAE” and together with its subsidiaries, “the Company”) operates a public esports and entertainment company through its wholly owned subsidiaries Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”), Allied Mobile Entertainment Inc. (“AME”), Allied Mobile Entertainment (Hong Kong) Limited (“AME-HK”), Allied Experiential Entertainment Inc. (“AEE”), Skyline Music Entertainment (Hong Kong) Limited (“Skyline HK”), and Allied Esports GmbH (“AEG”). AEII produces a variety of esports and gaming-related content, including world class tournaments, live and virtual events, and original programming to continuously foster an engaged gaming community. ESALV operates HyperX Arena Las Vegas, the world’s most recognized esports facility. AME-HK is a wholly owned subsidiary of AME and has a 40% interest in Beijing Lianzhong Zhihe Technology Co. (“ZTech”). ZTech is engaged in the development and distribution of mobile casual games in China. AEE owns a 51% interest in Skyline Music Entertainment Limited (“Skyline”), which is principally engaged in the organization of events, shows and concerts by top entertainment artists. AEG is currently inactive.

Note 2 – Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been derived from the accounting records of AGAE and its consolidated subsidiaries. All significant intercompany balances have been eliminated in the consolidated financial statements. The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the accounting rules and regulations of the United States Securities and Exchange Commission (“SEC”) and includes the operations of AGAE and its wholly owned subsidiaries, and Skyline and ZTech. Skyline is a majority owned subsidiary of AEE. The accounts of ZTech were consolidated in these financial statements based on the analysis performed under the voting interest model (“VOE”). The Company has controlling financial interest in ZTech and Skyline. As a result, the Company consolidates ZTech and Skyline.

Business Combinations

In applying the acquisition method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Transaction costs associated with these acquisitions are expensed as incurred and are included in the accompanying consolidated statements of operations.

Voting Interest Entities

During the year ended December 31, 2023, the Company acquired two new entities with less than 100% interest which were consolidated under the voting interest model (“VOE”). AME-HK has control of the board of directors of ZTech, through the appointment of 3 of its 5 members, and the significant decisions of the entity are made at the board level. In addition, matters voted upon at the shareholder level are not considered significant decisions and other shareholders are not able to change the composition of the board of the directors without AME-HK consent. AEE owns a 51% interest in Skyline.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, the valuation and carrying amount of deferred tax assets, stock-based compensation, and accounts receivable reserves, the valuation of acquired assets and liabilities, as well as the recoverability and useful lives of long-lived assets, including intangible assets and property and equipment. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Cash and Cash Equivalents

All highly liquid short-term investments of the Company that have a maturity of three months or less when purchased are considered to be cash equivalents. As of December 31, 2023 and 2022, the Company’s cash equivalents consist of certificate of deposits of $3 million and $10 million, respectively. Accrued interest receivable on cash equivalents totaled $33,271 and $80,137 at December 31, 2023 and 2022, respectively, and is included in current assets in the accompanying consolidated balance sheets.

Restricted Cash

Restricted cash consists of $5.0 million of cash held in an escrow account to be utilized for various approved strategic initiatives and esports event programs pursuant to an agreement with Brookfield Property Partners (See Note 12 – Commitments and Contingencies, Brookfield Partnership).

Short-term Investments

Short-term investments consist of certificates of deposit with original maturities of greater than three months but less than or equal to twelve months when purchased. Accrued interest receivable on short-term investments totaled $758,952 and $597,260 at December 31, 2023 and 2022, respectively, and is included in current assets in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivables are carried at their contractual amounts less allowance for credit loss. Management estimates expected credit losses immediately based on existing economic conditions in addition to current and future economic conditions and events. Losses are charged to the allowance when management deems further collection efforts will not produce additional recoveries. As of December 31, 2023 and 2022, there was no allowance for credit loss.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and impairment using the straight-line method over their estimated useful lives once the asset is placed in service. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; or (b) the remaining lease term (including renewal periods that are reasonably assured). Expenditures for maintenance and repairs which do not extend the economic useful life of the related assets are charged to operations as incurred, and expenditures which extend the economic life are capitalized. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized in the statement of operations for the respective period.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The estimated useful lives of property and equipment are as follows:

Office equipment	3 - 5 years
Computer equipment	3 - 5 years
Production equipment	3 - 5 years
Furniture and fixtures	3 - 5 years
Esports gaming truck	5 years
Leasehold improvements	Lesser of 10 years or remaining lease term

Internal Use Software Development Costs

The costs incurred in the preliminary stages of software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized and included within intangible assets on the accompanying balance sheet. Once they are ready for intended use they are amortized on a straight-line basis over their estimated useful lives. As of December 31, 2023 and 2022, no internal use software has been placed into service (see Note 8 – Intangible Assets and Note 12 – Commitments and Contingencies – System Development Agreement for additional details).

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

In determining whether a quantitative assessment is required, the Company will evaluate relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would perform the quantitative impairment test described in ASC 350. However, if, after applying the qualitative assessment, the entity concludes that it is not more than likely that the fair value is less than the carrying amount, the quantitative impairment test is not required. The Company bases these assumptions on its historical data and experience, industry projections, micro and macro general economic condition projections, and its expectations.

The Company’s intangible assets consist of the ESALV trademarks, which are being amortized over a useful life of 10 years, and software licenses, mobile games licenses, and customer relationships, which are being amortized over a useful life of 5-10 years. Management has determined that no impairment exists during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recognized an impairment of $164,411 related to digital assets, and an impairment of $67,500 related to property and equipment, due to management’s determination that the future cash flows from these assets are not expected to be sufficient to recover their carrying value.

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

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2023 and 2022, the fair value of warrant liabilities related to our Sponsor Warrants totaled $100, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. See Note 10 – Accrued Expenses and Other Current Liabilities.

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

The following table provides information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

As of December 31, 2023	Level 1	Level 2	Level 3	Total
Digital assets	$49,300	$-	$-	$49,300
Sponsor warrants	-	-	100	100
Total	$49,300	$-	$100	$49,400

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Digital assets	$49,761	$-	$-	$49,761
Sponsor warrants	-	-	100	100
Total	$49,761	$-	$100	$49,861

The carrying amounts of the Company’s financial instruments, such as cash and cash equivalents, restricted cash, accounts receivable, short-term investments, interest receivable, accounts payable, loans payable, lease liabilities, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Short-term investments consist of certificates of deposit with original maturities of greater than three months but less than or equal to twelve months when purchased.

The Sponsor Warrants are carried at fair value as of December 31, 2023 and 2022. The Sponsor Warrants are valued using level 3 inputs. The fair value of the Sponsor Warrants is estimated using the Black-Scholes option pricing method. Significant level 3 inputs used to calculate the fair value of the Sponsor Warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

The following is a roll forward of the Company’s Level 3 instruments during the year ended December 31, 2023:

Balance, January 1, 2023	$100
Change in fair value of sponsor warrants	-
Balance, December 31, 2023	$100

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The key inputs into the Black-Scholes model at the relevant measurement dates were as follows:

	December 31,	December 31,
Input	2023	2022
Risk-free rate	5.41%	4.57%
Remaining term in years	0.61	1.61
Expected volatility	68.0%	56.0%
Exercise price	$11.50	$11.50
Fair value of common stock	$1.06	$1.05

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

The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s statements of operations. As of December 31, 2023 and 2022, the Company had no liability for unrecognized tax benefits. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss attributable to the Company’s common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the potential exercise of outstanding stock options and warrants and the vesting of restricted stock awards.

The following table presents the computation of basic and diluted net loss per common share:

	For the Years Ended
	December 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(3,595,361)	$(10,823,885)

Denominator:
Weighted-average common shares outstanding	37,218,708	39,082,241
Less: weighted-average unvested restricted shares	-	(10,740)
Denominator for basic and diluted net loss per share	37,218,708	39,071,501

Basic and Diluted Net Loss per Common Share	$(0.10)	$(0.28)

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of December 31,
	2023	2022
Options	1,490,000	1,675,000
Warrants	20,091,549	20,091,549
Contingent consideration shares (1)	192,308	192,308
	21,773,857	21,958,857

(1)	Holders who elected to convert their convertible debt into common stock are entitled to receive contingent consideration shares equal to the product of (i) 3,846,153 shares, multiplied by (ii) that holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after August 9, 2019, the last exchange-reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days.

Revenue Recognition

To determine the proper revenue recognition method, the Company evaluates each of its contractual arrangements to identify its performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The majority of the Company’s contracts have a single performance obligation because the promise to transfer the individual good or service is not separately identifiable from other promises within the contract and is therefore not distinct. Some of the Company’s contracts have multiple performance obligations, primarily related to the provision of multiple goods or services. For contracts with more than one performance obligation, the Company allocates the total transaction price in an amount based on the estimated relative standalone selling prices underlying each performance obligation. There were no contracts with more than one performance obligation for the year ended December 31, 2023.

The Company recognizes revenue from continuing operations primarily from the following sources:

In-person revenue

In-person revenue was comprised of the following for the years ended December 31, 2023 and 2022:

	For the Years Ended
	December 31,
	2023	2022
Event revenue	$2,294,616	$2,803,396
Sponsorship revenue	1,732,952	688,908
Food and beverage revenue	224,938	832,282
Ticket and gaming revenue	517,952	529,201
Merchandising revenue	185,473	97,125
Total in-person revenue	$4,955,931	$4,950,912

Event revenues from the rental of the ESALV arena and gaming trucks are recognized over the term of the event based on the number of days completed relative to the total days of the event, as this method best depicts the transfer of control to the customer. In-person revenue also includes revenue from ticket sales, admission fees and food and beverage sales for events held at the Company’s esports properties. Ticket revenue is recognized at the completion of the applicable event. Point of sale revenues, such as food and beverage, gaming and merchandising revenues, are recognized when control of the related goods are transferred to the customer.

The Company generates sponsorship revenue from the naming rights of its esports arena which is recognized on a straight-line basis over the contractual term of the agreement.

The Company records deferred revenue to the extent that payment has been received for services that have yet to be performed.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Multiplatform revenue

Multiplatform revenue was comprised of the following for the years ended December 31, 2023 and 2022:

	For the Years Ended
	December 31,
	2023	2022

NFT revenue	$-	$250,252
Sponsorship revenue	2,000,000	1,150,000
Distribution revenue	586	1,306
Total multiplatform revenue	$2,000,586	$251,558

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

Casual mobile gaming revenue

The Company’s casual mobile gaming revenue, which commenced on November 1, 2023 upon the business combination with ZTech (see Note 3 – Business Combination) amounted to $698,522 and $0 for the years ended December 31, 2023 and 2022, respectively. Casual mobile gaming revenue is generated through contractual relationships with various advertising service providers for advertisements within the Company’s casual mobile games. Advertisements can be in the form of an impression, click-throughs, videos, or banners. The Company has determined the advertising service provider to be its customer and displaying the advertisements within its games is identified as the single performance obligation. Revenue from advertisements is recognized when the ad is displayed or clicked and the advertising service provider receives the benefits provided from this service. The price can be determined by the applicable evidence of the arrangement, which may include a master contract or a third-party statement of activity.

The transaction price is generally the product of the advertising units delivered (e.g. impressions, click-throughs) and the contractually agreed upon price per advertising unit. The price per advertising unit can also be based on revenue share percentages stated in the contract. The number of advertising units delivered is determined at the end of each month so there is no uncertainty about the transaction price.

The Company’s casual games are played on various mobile third-party platforms for which such third parties collect monies from advertisers and remit the net proceeds after deducting payment processing fees and player incentive payments. The Company is primarily responsible for providing access to the games, has control over the content and functionality of games before they are accessed by players, and has the discretion to establish the pricing for the advertisements. Therefore, the Company concluded that it is the principal, and as a result, revenues are reported gross of payment processing fees and player incentive fees. Payment processing fees and player incentive fees are recorded as components of cost of revenue in the accompanying consolidated statements of operations.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	For the Years Ended
	December 31,
	2023	2022

Revenues Recognized at a Point in Time:
Ticket and gaming revenue	517,952	529,201
NFT revenue	-	250,252
Food and beverage revenue	224,938	832,282
Merchandising revenue	185,473	97,125
Casual mobile games	698,522	-
Distribution revenue	586	1,306
Total Revenues Recognized at a Point in Time	1,627,471	1,710,166

Revenues Recognized Over a Period of Time:
Event revenue	2,294,616	2,803,396
Sponsorship revenue	3,732,952	1,838,908
Total Revenues Recognized Over a Period of Time	6,027,568	4,642,304
Total Revenues	$7,655,039	$6,352,470

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of December 31, 2023 and 2022, the Company had contract liabilities of $103,748 and $108,428, respectively, which are included in deferred revenue on the balance sheet.

Through December 31, 2023, $94,682 of performance obligations in connection with contract liabilities included within deferred revenue on the prior year consolidated balance sheet have been satisfied. The Company expects to satisfy the remaining performance obligations of $13,746 related to its December 31, 2022 deferred revenue balance and $90,002 related to its December 31, 2023 balance within the next twelve months. During the years ended December 31, 2023 and 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in our consolidated statements of operations and comprehensive loss. There were no impairment charges during the year ended December 31, 2023. During the year ended December 31, 2022, an impairment loss of $164,111 was recognized.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table sets forth changes in our digital assets for the year ended December 31, 2023:

Balance, December 31, 2022	$49,761
Expenses paid using digital assets	(461)
Balance, December 31, 2023	$49,300

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

Segment Information

Our primary business activity is to provide gaming and entertainment services. Our chief operating decision maker, who is the Chief Executive Officer, reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance. Accordingly, we operate our business as one operating and reporting segment.

Advertising Costs

Advertising costs are charged to operations in the year incurred and totaled $51,792 and $69,232 for the years ended December 31, 2023 and 2022, respectively, and are included in selling and marketing expenses on the accompanying statements of operations.

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, restricted cash, short-term investments, and accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and geographies. The Company maintains cash deposits and short-term investments with major U.S. financial institutions that at various times may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2023, two customers represented 92% of the Company’s accounts receivable balance. Historically, the Company has not experienced any losses due to such concentration of credit risk.

During the years ended December 31, 2023 and 2022, less than 10% of the Company’s revenues were from customers in foreign countries.

During the year ended December 31, 2023, the Company’s two largest customers accounted for 26% and 20% of the Company’s consolidated revenues. During the year ended December 31, 2022, the Company’s three largest customers accounted for 17%, 16%, and 10% of the Company’s consolidated revenues.

As of December 31, 2023, the Company’s two largest customers represented 66% and 26%, respectively, of the Company’s accounts receivable balance. As of December 31, 2022, the Company’s two largest customers represented 74% and 19%, respectively, of the Company’s accounts receivable balance.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar, Euro, and Chinese Yuan). Since the acquisition of ZTech on October 31, 2023, Yuan-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.141048 at December 31, 2023) and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.139466 for the two months ended December 31, 2023).

Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (1.1036 and 1.0699 at December 31, 2023 and 2022, respectively) and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (1.0727 and 1.0536 for the years ended December 31, 2023 and 2022, respectively). The Company is in the process of winding up the Germany business and therefore no activity or translations took place in 2023. Resulting translation adjustments are made directly to accumulated other comprehensive income (loss).

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Realized losses of $948 and $17,641 arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency for the years ended December 31, 2023 and 2022, respectively, are recognized in other income, net in the consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU on January 1, 2023, using the modified retrospective approach and it did not have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to clarify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature model. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, this ASU improves disclosure requirements for convertible instruments and earnings-per-share guidance. The ASU also revises the derivative scope exception guidance to reduce form-over-substance-based accounting conclusions driven by remote contingent events. The amendments in this update are effective for our fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption will be permitted, but no earlier than for fiscal years beginning after December 15, 2020. The Company early adopted ASU 2020-06 effective January 1, 2023 which eliminates the need to assess whether a beneficial conversion feature needs to be recognized upon the issuance of new convertible instruments. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350 – 06). This update requires an entity to subsequently measure certain assets at fair value with changes recognized in net income each reporting period. This update also requires that an entity present crypto assets measured at fair value separately from other intangible assets in the balance sheet and changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the consolidated statement of operations. Although early adoption is permitted, the new guidance becomes effective on January 1, 2025, and should be applied using a modified retrospective transition method with a cumulative-effect adjustment recorded to the opening balance of retained earnings as of the beginning of the year of adoption. The Company does not believe the adoption of ASU 2023-06 to have a material impact on the Company’s financial position and expects the cumulative adjustment to increase retained earnings as of January 1, 2024 as a result of adopting this guidance in 2024.

Note 3 – Business Combination

On October 31, 2023, AME-HK completed its acquisition of a 40% equity interest in ZTech for $7 million in cash from Beijing Lianzhong Co., Ltd, an entity owned by Ourgame International Holdings Limited, the holder of approximately 32% of AGAE’s outstanding common stock as of the acquisition date. Founded in Beijing in April 2022, ZTech is a mobile games developer and operator, specializing in the innovation, research, development and operation of premium card and Mahjong casual games. The acquisition of Z-Tech will allow the Company to expand its operations into one of the most revenue generating segments of the global games industry.

The acquisition was considered a business acquisition as it was determined that ZTech would be consolidated under the VOE model.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The business combination was recorded using the acquisition method of accounting and the initial purchase price allocation was based on our assessment of the fair value of the purchase consideration and the fair value of ZTech’ s tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The fair value of the non-controlling interest was determined using the discounted cash-flow method.

The following table summarizes the fair value of the assets acquired and the liabilities assumed using the exchange rate at the acquisition date of 0.13689:

Cash consideration	$7,000,000
Non-controlling interest	10,500,000
Fair value of business	$17,500,000

Assets acquired:
Cash and cash equivalents	$568,107
Accounts receivable	301,802
Property and equipment, net	23,530
Prepaid expenses and other current assets	31,429
Operating lease right-of-use asset	261,001
Deposits, non-current portion	11,613
Goodwill	12,386,126
Intangible assets, net	5,573,599 [1]
Total assets acquired	19,157,207

Liabilities assumed:
Accounts payable	(302,461)
Deferred tax liability	(1,096,160)
Operating lease liability, current portion	(68,638)
Operating lease liability, non-current portion	(189,948)
Total liabilities assumed	(1,657207)
Net assets acquired	$17,500,000

[1]	Intangible assets include $154,088 of mobile games licenses and $5,419,511 of customer relationships.

The Company recognized goodwill of $12,386,126, arising from the acquisition. Goodwill represents the excess fair value after the allocation to identifiable assets acquired, including intangibles. Intangible assets are expected to be amortized over the estimated useful life of 5-10 years. Goodwill is primarily attributable to the assembled workforce, market, and expansion capabilities, expected synergies from integration and streamlining operational activities and other factors. The goodwill did not have any tax basis and was not deductible for tax purposes.

The following table sets forth changes in our goodwill from the date of acquisition to December 31, 2023:

Balance, January 1, 2023	$-
Goodwill arising from acquisition of ZTech	12,386,126
Foreign currency translation adjustment	342,930
Balance, December 31, 2023	$12,729,056

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following information represents the unaudited pro forma combined results of operations, giving effect to the acquisitions as if they occurred at the beginning of the year ended December 31, 2022.

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
		Pro-forma			Pro-forma
	As reported (c)	Adjustments (a)	Pro-forma	As reported	Adjustments (b)	Pro-forma

Revenues	$7,655,039	$16,321,426	$23,976,465	$6,352,470	$10,577,179	$16,929,649

Net income (loss)	$(3,595,361)	$310,712	$(3,284,649)	$(10,823,885)	$102,504	$(10,721,381)

Basic and diluted loss per common share	$(0.10)		$(0.09)	$(0.28)		$(0.27)

Weighted-average common shares outstanding	37,218,708		37,218,708	39,071,501		39,071,501

(a)	For the period from January 1 through October 31, 2023 (business combination date).
(b)	For the period from March 31 (date of incorporation) through December 31, 2022.
(c)	Includes $698,522 of revenue and $266,501 of net loss from ZTech for the period from November 1 through December 31, 2023.

Note 4 – Investments

The Company owns a 25% non-voting membership interest in Esports Arena, LLC (“ESA”) and ESA’s wholly owned subsidiary. Because the Company does not have the ability to exercise significant influence over the operating and financial policies of ESA and because the investment doesn’t have a readily determinable market value, the Company elected to account for it using the adjusted cost method. Due to the Company recording impairment charges related to its investment in ESA, the carrying value of the Company’s investment in ESA is $0.

Note 5 – Deposits

On November 28, 2023, AEE entered into a joint venture agreement with Zhao Qian, a resident of the People’s republic of China, and All in Asia Culture and Tourism Development Company Limited (“All in Asia”) under which Skyline was formed and AEE received a 51% ownership interest. Skyline was established to diversify entertainment options for both locals and tourists throughout China through the hosting and organization of top artist events and concerts. AEE contributed $6,000,000 for its capital contribution in the 51% ownership of Skyline. Management determined there is no noncontrolling interest in their capital contribution. Prior to December 31, 2023, Skyline made an advance payment of $3.7 million to All in Asia under a Project Cooperation Agreement (See Note 7 - Related Party Transactions) to secure venues, negotiate sponsorships and to determine and prepay the performers for future concert and events, which is included within Deposits, current portion on the accompanying consolidated balance sheet. The project has not commenced as of December 31, 2023.

Security deposits for operating leases in the aggregate amount of $392,668 are included in Deposits, non-current portion, on the accompanying consolidated Balance Sheet. See Note 12 – Commitments and Contingencies – Operating Leases for additional details related to the Company’s leases.

Note 6 – Property and Equipment, net

Property and equipment consist of the following:

	As of December 31,
	2023	2022
Office equipment	$46,351	$793,395
Computer equipment	1,267,340	563,042
Esports gaming truck	1,225,945	1,222,406
Furniture and fixtures	680,795	680,795
Production equipment	8,136,009	7,948,555
Leasehold improvements	4,711,996	4,578,081
	16,068,436	15,786,274
Less: accumulated depreciation and amortization	(12,234,243)	(11,780,652)
Property and equipment, net	$3,834,193	$4,005,622

For the year ended December 31, 2023, a gain of $8,388 was recognized as a result of the disposal of office and production equipment. During the years ended December 31, 2023 and 2022, depreciation and amortization expense amounted to $1,270,149 and $2,061,357, respectively. During the years ended December 31, 2023 and 2022, the Company recorded impairment expense of $0 and $67,500 related to its property and equipment.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Related Party Transactions

On September 24, 2023, AME-HK advanced Beijing Lianzhong Co., Ltd, a related party (and a subsidiary of Ourgame International Holding Ltd. (“Ourgame”), AGAE’s largest investor), $3.5 million (the “Bridge Loan”) in connection with a certain Equity Interest Purchase Agreement dated August 16, 2023, under which AME-HK agreed to acquire a 40% equity interest in ZTech, a company engaged in the development and distribution of casual mobile games. The Bridge Loan was non-interest bearing and was repayable at the earlier of 90 days from the date of the advance or the closing of the ZTech acquisition. The acquisition closed on October 31, 2023, at which time the proceeds of the Bridge Loan were applied to the purchase price of the equity interests (See Note 3 – Business Combination).

In December 2023, Skyline entered into a Project Cooperation Agreement with All in Asia, a 19% owner of Skyline, to secure venues, negotiate sponsorships, and to determine and prepay the performers for future concerts. Ourgame holds a 20% equity interest in All in Asia. The advanced payment of $3.7 million is included within Deposits, current portion on the accompanying consolidated balance sheet (See Note 5 – Deposits).

Note 8 – Intangible Assets, net

Intangible assets consist of the following:

	Trademarks	Software Licenses	Software Development Costs	Mobile Games Licenses	Customer Relationships	Total Intangibles	Accumulated Amortization	Total
Balance as of January 1, 2023	$37,165	$-	$-	$-	$-	$37,165	$(14,330)	$22,836
Purchases of intangibles	3,980	565,000	149,850	154,088	5,419,511	6,292,427	(229,828)	6,062,599
Foreign currency translation adjustment	-	-	-	4,680	164,616	169,296	-	169,296
Balance as of December 31, 2023	$41,145	$565,000	$149,850	$158,768	$5,584,127	$6,498,888	$(244,158)	$6,254,731

Weighted average remaining amortization period at December 31, 2023 (in years)	9.5

Intangible assets consist of the Allied Esports trademarks, which are being amortized over a useful life of 10 years, AGAE software licenses, which are being amortized over a useful life of 5 years, and AME mobile games licenses and customer relationships, which are being amortized over a useful life of 5-10 years. The initial term of the software license agreement expires on February 27, 2028, but can be renewed by the Company for an additional 5-year term under identical terms and conditions. The mobile game license agreement expires on December 31, 2024 and is expected to be renewed for additional 5 years on an exclusive basis with a similar royalty structure. Software development costs (See Note 12 – Commitments and Contingencies – System Development Agreement for details) have not yet been placed into service. During the years ended December 31, 2023 and 2022, amortization expense amounted to $229,828 and $3,991, respectively.

Estimated future amortization expense (which includes amortization of software development costs expected to be placed in service on July 1, 2024) is as follows:

Years Ended December 31,	Amount
2024	$651,715
2025	747,056
2026	747,056
2027	747,056
2028	644,918
Thereafter	2,716,930
$6,254,731

Note 9 – Loans Payable

On December 13, 2023, AME-HK borrowed 1.3 billion Yen or approximately $9.2 million (USD) under a $10 million credit facility provided by Morgan Stanley Bank Asia Limited (the “Bank”) in connection with the Company’s $40 million investment in 12-month certificates of deposit with the Bank. The credit facility includes term loans, bank overdrafts, margin loans and certain other borrowings. The 12-month term loan is non-interest bearing.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2023	2022
Compensation expense	$655,458	$1,546,805
Event costs	5,534	8,411
Legal and professional fees	32,150	43,676
Warrant liabilities	100	100
Other accrued expenses	70,270	46,387
Accrued expenses and other current liabilities	$763,512	$1,645,379

Note 11 – Income Taxes

The Company and its subsidiaries file income tax returns in the United States (federal, California, New Jersey and New York), China, and Germany.

The U.S. and foreign components of loss before income taxes were as follows:

	For the Years Ended
	December 31,
	2023	2022
United States	$(3,543,090)	$(10,233,357)
Foreign	(52,271)	(590,528)
Loss before income taxes	$(3,595,361)	$(10,823,885)

The income tax provision (benefit) for the years ended December 31, 2023 and 2022 consists of the following:

	For the Years Ended
	December 31,
	2023	2022
Federal
Current	$-	$-
Deferred	(1,302,543)	(1,911,425)
State and local:
Current	-	-
Deferred	2,621,361	(182,041)
Foreign
Current	-	-
Deferred	716,439	(79,577)
	2,035,257	(2,173,043)
Change in valuation allowance	(2,035,257)	2,173,043
Income tax provision (benefit)	$-	$-

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The reconciliation of the expected tax expense (benefit) based on the U.S. federal statutory rates for 2023 and 2022, respectively, with the actual expense is as follows:

	For the Years Ended
	December 31,
	2023	2022
U.S. Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	5.6%
Permanent differences	(0.2)%	(0.4)%
Untaxed foreign jurisdictions	0.0%	0.0%
Lower taxed foreign jurisdictions	(0.7)%	(0.7)%
Change in deferred taxes	(76.2)%	(4.4)%
Rate change impact	0.0%	0.0%
Change in valauation allowance	56.6%	(20.1)%
Other	(0.5)%	(1.0)%
Total	0.0%	0.0%

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	As of
	December 31,
	2023	2022
Deferred Tax Assets:
Net operating loss carryforwards	$16,060,226	$15,989,995
Investment	2,690,777	5,506,829
Stock-based compensation	712,956	862,216
Capitalized start-up costs	-	125,727
Property and equipment	1,662,594	-
Accruals and other	567,119	1,583,759
Gross deferred tax assets	21,693,672	24,068,526
Valuation Allowance	(21,396,432)	(23,431,688)
Deferred tax assets, net of valuation allowance	297,240	636,838
Deferred Tax Liabilities:
Property and equipment	-	(636,838)
Other DTL	(1,393,400)	-
Deferred Tax Liabilities	(1,393,400)	(636,838)
Deferred tax assets (liabilities), net	$(1,096,160)	$-

As of December 31, 2023, the Company had $75,061,833, $24,376,723 and $1,188,961 of federal, state and foreign net operating loss (“NOL”) carryforwards available to offset against future taxable income. The federal NOL may be carried forward indefinitely. For state tax purposes, these NOLs will begin to expire in 2038. The foreign NOLs are related to Z-Tech acquisition in October 2023 will begin to expire in 2028. The federal and state NOL carryovers are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code when there is a greater than 50% ownership change, as determined under the regulations. The Company is not aware that any annual limitations have been triggered. The Company remains subject to the possibility that a future greater than 50% ownership change could trigger annual limitations on the usage of NOLs. For federal income tax purposes, the Company’s future utilization of its NOLs may be limited to 80% of taxable income as provided under Tax Cuts and Jobs Act of 2017.

The Company assesses the likelihood that deferred tax assets will be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its federal and state deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2023 and 2022. For the foreign deferred tax assets, management believes the scheduled reversal of deferred tax liabilities will allow them to be a source of taxable income to realize the foreign deferred tax assets, as such no valuation allowance is established against the foreign deferred tax assets.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company is subject to taxation in the U.S. and various state jurisdictions. In general, the Company’s tax returns remain subject to examination by various taxing authorities beginning with the tax year ended December 31, 2019. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities. No tax audits were commenced or were in process during the years ended December 31, 2023 and 2022.

The Company reviews its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. The Company recognizes liabilities for uncertain tax positions based on a two-step process. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the consolidated financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company has not recognized any liability related to uncertain tax provisions as of December 31, 2023 and 2022.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in interest expense. The Company had no accrual for interest or penalties at December 31, 2023 and December 31, 2022, respectively, and has not recognized interest and/or penalties during the years then ended as there are no material unrecognized tax benefits. Management does not anticipate any material changes to the amount of unrecognized tax benefits within the next 12 months.

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

On March 7, 2024, Knighted Pastures, LLC (“Knighted”), an AGAE stockholder, filed a complaint in the Court of Chancery of the State of Delaware against us, the members of our Board of Directors, and certain additional defendants (the “Knighted Action”).  The complaint alleges, among other things, that the members of our Board of Directors breached their fiduciary duty in connection with (1) the approval of a Share Purchase Agreement that AGAE entered into on or around December 28, 2023, (2) the approval and adoption of certain amendments to AGAE’s Bylaws on or around January 5, 2024, and (3) the approval and adoption of a rights agreement on or around February 8, 2024.  The Knighted Action seeks both injunctive reliefs and money damages. We believe the claims in the Knighted Action lack merit and intend to defend against them vigorously.

Operating Leases

Allied Esports leases an arena in Las Vegas, Nevada, for the purpose of hosting Esports activities (the “Las Vegas Lease”). The arena opened to the public on March 23, 2018 (the “Commencement Date”). Initial lease terms were for minimum monthly payments of $125,000 for 60 months from the Commencement Date with an option to extend for an additional 60 months at $137,500 per month. Additional annual tenant obligations were estimated at $2 per square foot for Allied’s portion of real estate taxes and $5 per square foot for common area maintenance costs. The original right-of-use asset and operating lease liability balance included the impact of the five-year renewal option that the Company was reasonably certain to exercise. The Las Vegas Lease expired on May 31, 2023 but was extended until July 31, 2023. Effective August 1, 2023, the Las Vegas Lease was extended until May 31, 2028 for minimum monthly payments of $137,500 for 58 months in addition to fixed monthly tenant obligations for real estate tax of $5,000.

On July 17, 2023, the Company leased 5,067 square feet of building space in Las Vegas, Nevada, through an operating lease for the purpose of storage of the mobile esports truck. The lease term is for 36 months and ends on July 31, 2026. The monthly base rent ranges from $4,560 to $5,028.

The Company leases office space in Beijing, China pursuant to a lease dated April 1, 2023 through an operating lease that expires on June 30, 2027. The lease provides for a monthly base rent of 50,000 yuan or approximately $6,900, payable quarterly.

The Company also leased office and production space in Germany pursuant to a lease dated August 1, 2020 which expired on July 31, 2023 (the “Germany Lease”). Rent expense under the lease was €4,000 (approximately $4,280 United States dollars) per month. The Company did not renew the lease after it expired.

The Company’s aggregate rent expense incurred during the years ended December 31, 2023 and 2022 amounted to $1,669,554 and $1,722,801, respectively, of which $1,334,805 and $1,283,976, respectively, is included within in-person costs and $334,749 and $438,825, respectively, is included in general and administrative expenses on the accompanying consolidated statements of operations.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Years Ended
	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$1,267,143	$1,083,178

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$289,886	$-

Weighted Average Remaining Lease Term (Years)
Operating leases	4.35	5.42

Weighted Average Discount Rate
Operating leases	5.00% - 5.75%	5.00%

A summary of the Company’s remaining operating lease liabilities is as follows:

For the Year Ending December 31,	Amount
2024	$1,850,489
2025	1,853,285
2026	1,829,825
2027	1,731,157
Thereafter	712,500
Total lease payments	7,977,256
Less: amount representing imputed interest	(934,028)
Present value of lease liability	7,043,228
Less: current portion	(1,482,977)
Lease liability, non-current portion	$5,560,251

Brookfield Partnership

On January 14, 2020, the Company issued 758,725 shares of its common stock to BPR Cumulus LLC, an affiliate of Brookfield Property Partners (“Brookfield”) in exchange for $5,000,000 (the “Purchase Price”) pursuant to a Share Purchase Agreement (the “Brookfield Agreement”). The Purchase Price was placed into escrow and is to be used by the Company or its subsidiaries to develop integrated esports experience venues at mutually agreed upon shopping malls owned and/or operated by Brookfield or any of its affiliates (each, an “Investor Mall”), that will include a dedicated gaming space and production capabilities to attract and to activate esports and other emerging live events (each, an “Esports Venue”). To that end, half of the Purchase Price will be released from escrow to the Company upon the execution of a written lease agreement between Brookfield and the Company for the first Esports Venue, and the other half will be released to the Company upon the execution of a written lease agreement between Brookfield and the Company for the second Esports Venue. The balance held in escrow as of December 31, 2023 is $5,000,000 and is reflected in restricted cash on the accompanying consolidated balance sheet. As of the date of this document, no additional documents have been drafted or executed between the Company and Brookfield as the parties have not had further discussions on moving forward with any leases since they were delayed during the pandemic.

System Development Agreement

On October 31, 2022, the Company entered into a system development agreement to develop an Allied Gaming membership management system and event organizer system. Pursuant to the terms of the agreement, the Company has committed to spend an aggregate amount of $199,800 in four equal payments of $49,950. The Company has made $149,850 in aggregate payments which were capitalized and included within intangible assets on the accompanying balance sheet as of December 31, 2023. See Note 2 – Significant Accounting Policies – Internal Use Software Development Costs and Note 8 – Intangible Assets for additional details.

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

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

On February 18, 2022, Ms. Wu resigned as Chief Executive Officer and General Counsel of the Company. In connection with her resignation, the Company entered into a Separation Agreement and Release with Ms. Wu (the “Release”) pursuant to which, among other things, Ms. Wu released the Company from any and all claims she may have against the Company (subject to certain exclusions), and the Company agreed to provide Ms. Wu with certain separation benefits, including $750,000 in severance payable over an 18-month period which was expensed immediately, and accelerated vesting of 200,000 unvested stock options and 80,000 shares of restricted stock that were granted at the commencement of Ms. Wu’s employment. As no future substantive services will be performed by Ms. Wu, the Company recognized stock-based compensation expense of $258,979 related to the modification of these equity awards during the year ended December 31, 2022. At December 31, 2023, all remaining payments related to Ms. Wu’s severance benefit has been paid out. The Release also contains a customary non-disparagement provision.

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

In March 2023, the Board of Directors approved a new director compensation arrangement for non-employee directors that will become effective immediately following the adjournment of the Annual Meeting. Under this new compensation arrangement, non-employee directors will receive the following fees: (i) annual cash fee of $20,000 for services on the Board as a director and (ii) an additional annual cash fee of $10,000 for services on one or more committees of the Board if such director serves as a chair of any committee. Accordingly, the maximum amount of cash fees that can be earned by each director is $30,000 regardless of the number of committees on which such director serves. The Company has the option to pay such amounts in cash or stock from the Company’s incentive plan (valued at the closing price of AGAE common stock on the trading day immediately prior to the scheduled payment date), with the current fees payable in cash. The fees are payable monthly by the Company.

Note 13 – Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to 100,000,000 and 1,000,000 shares of common stock and preferred stock, respectively.

Equity Incentive Plan

On December 30, 2021, the stockholders approved an amendment to the 2019 Equity Incentive Plan (the “Plan”) to increase the number of shares of common stock authorized under the Plan from 3,463,305 shares to 3,763,305 shares. As of December 31, 2023 there were 1,662,345 shares available under the plan.

Share Purchase Agreement

On December 28, 2023, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Elite Fun Entertainment Co., Ltd. (the “Purchaser”), pursuant to which the Purchaser agreed to purchase 7,330,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $0.90 per share (the “Purchased Shares”) for a total purchase price of $6,597,000.

The Purchase Agreement is subject to customary representations, warranties, covenants and conditions, including an agreement that the Company and Purchaser will each use its best efforts to negotiate and finalize a collaboration or partnership agreement under which the Purchaser will assist the Company with organizing live shows and events in Asia. See Note 14 – Subsequent Events for details related to the closing of the share purchase.

Treasury Stock

On November 21, 2022, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of its outstanding shares of common stock. For the years ended December 31, 2023 and 2022, the Company repurchased 1,698,038 and 581,746 shares, respectively, at a cost of $2,083,091 and $610,562, respectively. As of December 31, 2023, approximately $7.3 million remains available to repurchase common stock under this program.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock Options

A summary of the option activity during the year ended December 31, 2023 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2023	1,675,000	$3.66
Granted	-	-
Exercised	-	-
Expired	(115,000)	4.50
Forfeited	(70,000)	4.54
Outstanding, December 31, 2023	1,490,000	$3.55	5.58	$-
Exercisable, December 31, 2023	1,240,000	$3.81	5.22	$-

Options outstanding and exercisable as of December 31, 2023 are as follows:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.11	40,000	6.50	30,000
$2.17	120,000	6.60	90,000
$2.21	350,000	5.95	200,000
$2.48	120,000	7.35	60,000
$4.09	630,000	4.34	630,000
$5.66	230,000	5.72	230,000
	1,490,000	5.22	1,240,000

There were no new options granted during the years ended December 31, 2023 and 2022.

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

For the years ended December 31, 2023 and 2022, the Company recorded $150,518 and $708,964, respectively, of stock-based compensation expense related to stock options. As of December 31, 2023, there was $77,998 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the weighted average remaining vesting period of 1.69 years.

Restricted Common Stock

For the years ended December 31, 2023 and 2022, the Company recorded $0 and $82,345, respectively, of stock-based compensation expense related to restricted stock. As of December 31, 2023, all restricted common stock was fully vested.

Warrants

In 2017, Black Ridge Acquisition Corp. (“BRAC’) issued 14,305,000 warrants (the “BRAC Warrants”) for the purchase of BRAC’s common stock at $11.50 per share in connection with BRAC’s initial public offering.

As of result of the August 9, 2019 Merger, in which the Company and BRAC merged, the Company issued to the former owners of Allied Gaming and WPT five-year warrants to purchase an aggregate of 3,800,003 shares of common stock at a price of $11.50 per share and issued five-year warrants for the purchase of an aggregate of 532,000 shares of common stock to noteholders with an exercise price of $11.50 per share.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On June 8, 2020, the Company issued warrants for the purchase of 1,454,546 shares of common stock at $4.13 per share in connection with the issuance of certain convertible notes.

A summary of warrants outstanding and exercisable as of December 31, 2023 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$11.50	Common Stock	18,637,003	0.6	18,637,003
$4.13	Common Stock	1,454,546	1.4	1,454,546
		20,091,549		20,091,549

Note 14 – Subsequent Events

Rights Agreement

On February 9, 2024, the Company entered into a rights agreement with Continental Stock Transfer & Trust, as rights agent (the “Rights Agreement”) pursuant to which the Board declared a dividend of one preferred share purchase right (the “Right” or collectively the “Rights”) for each outstanding share of the Company’s common stock, par value $0.0001 (each, a “Common Share” and, collectively, the “Common Shares”). The Rights were distributed to the stockholders of record at the start of business on that date (the “Record Date”). Each Right provides the registered holder, under certain circumstances and if the Rights become exercisable, the right to purchase from the Company one one-thousandth of a share of a newly designated Series A Junior Participating Preferred Stock, par value $0.0001 per share (the “Series A Preferred Shares”) at an exercise price of $7.00 per one one-thousandth of a Series A Preferred Share. On that date, the Board also authorized the issuance of one Right with respect to each additional Common Share that becomes outstanding after the Record Date, but before the Distribution Date (as defined in the Rights Agreement) and, in certain limited circumstances, after the Distribution Date.

The Rights are not exercisable until the Distribution Date. Until a Right is exercised, the holder thereof will have no rights as a stockholder of the Company, including dividend, voting or liquidation rights.

At any time until the earlier of (a) a person becomes an Acquiring Person (as defined in the Rights Agreement) and (b) the final expiration date (as defined in the Rights Agreement), the Board may, at its option and in its sole discretion, direct the Company to redeem the Rights in whole but not in part, at a price of $0.0001 per Right (the “Redemption Price”).

Share Purchase Agreement

On March 7, 2024, the Company closed on the share purchase agreement entered into on December 28, 2023 (see Note 13 – Stockholders’ Equity – Share Purchase Agreement). The Company received $2 million of the total purchase price for the Purchased Shares and the Purchaser agreed to pay the remaining consideration of $4.597 million within 2 months of the closing along with interest thereon at a simple interest rate of 5% per annum. The remaining consideration is collateralized by a pledge and first priority lien and security interest in 5,107,778 shares issued by the Company to the Purchaser.

Restricted Stock Units

On February 22, 2024, the Company awarded, in aggregate, 1.46 million shares of common stock (the “Restricted Shares”) to its directors and certain executive officers which are subject to certain transfer and other restrictions set forth in the grant agreement signed by each recipient under the Equity Incentive Plan.  The Restricted Shares vest in four equal installments as follows: twenty-five (25%) on the date of grant and 25% in three (3) successive installments upon the completion of each six (6) month period of service over an eighteen (18) month period measured from the date of grant.  The transfer restrictions include a lock-up agreement under which, among other things, each recipient agreed not to sell, pledge, or otherwise dispose of the shares for a three-year period commencing on the date of the grant.

Employment Agreement

On March 6, 2024 (the “Effective Date”), the Company entered into an employment agreement with Ms. Ying Hua (Yinghua) Chen, the Chief Executive Officer of the Company (the “Employment Agreement”). Pursuant to the Employment Agreement, Ms. Chen will, among other things, (i) receive a base annual salary of $300,000, subject to adjustment as the Board deems appropriate; and (ii) be eligible to receive an annual incentive bonus of up to 60% of her annual salary, as determined annually at the discretion of the Board. If Ms. Chen is terminated without cause, she will be entitled to receive severance equal to sixty (60) months of her base salary payable in equal installments over a sixty-month period, as well as any accrued and unused vacation pay, and all equity compensation will be fully accelerated.