Form 10-K/A
period 2023-12-31
Allied Gaming & Entertainment Inc.
filed 2024-04-29
CIK 1708341

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

As of April 12, 2024, 44,135,686 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Auditor Name:	Auditor Location:	Auditor Firm ID:
ZH CPA, LLC	Denver, Colorado	6413

EXPLANATORY NOTE

Allied Gaming & Entertainment, Inc. (the “Company”, “we”, or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to file certain information that will be included in the Company’s definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders. This Amendment amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024 (the “Original Filing”). The Company is filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because the Company will not be filing its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2023. Accordingly, this Amendment is being filed solely to:

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

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to March 28, 2024.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

CURRENT DIRECTORS, DIRECTOR NOMINEES AND EXECUTIVE OFFICERS

Our Board of Directors

Our Second Amended and Restated Certificate of Incorporation provides for a classified Board of Directors in which directors are divided into three classes, designated as Class A, Class B and Class C. Each class serves staggered, three-year terms. The terms of office of our Class A directors will expire at the annual meeting of stockholders to be held in 2026. The terms of office of our Class B directors will expire at the annual meeting of stockholders to be held in 2024. The terms of office of our Class C directors will expire at the annual meeting of stockholders to be held in 2025.

Set forth below are the names and certain information about each of our directors as of April 12, 2024. The information presented includes each director’s age, principal occupation and business experience for the past five years and the names of other public companies of which he or she has served as a director during the past five years. In addition, the table contains information about the specific and particular experience, qualifications, attributes or skills of each director nominee.

Name	Director Class	Positions and Offices Held	Director Since	Director Term Expires	Age
Yangyang Li	Class A	Director, Chair of the Board	2021	2026	45
Joseph Lahti	Class B	Director	2019	2024	63
Jingsheng (Jason) Lu	Class B	Director	2021	2024	45
Guanzhou (Jerry) Qin	Class B	Director	2021	2024	46
Yinghua Chen	Class C	Chief Executive Officer, Director and President	2020	2025	44
Yushi Guo	Class C	Director	2022	2025	51
Adam Pliska	Class C	Director	2019	2025	51
Yuanfei Qu	Class C	Director	2022	2025	45

Name of Director and/or Nominee	Principal Occupation, Business Experience For the Past Five Years and Directorships of Public Companies
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

CLASS B
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

The following table sets forth certain information concerning our executive officers as of April 12, 2024.

Name	Position(s)	Age
Yinghua Chen	Chief Executive Officer, Director and President	44
Roy L. Anderson	Chief Financial Officer	65

Yinghua Chen Chief Executive Officer	Ms. Chen’s biography is included above under the section titled “Our Board of Directors.”
Roy L. Anderson Chief Financial Officer

Roy L. Anderson has served as the Company’s Chief Financial Officer since October 2021.  Mr. Anderson is a senior finance executive with deep expertise and experience in financial management, financial accounting and reporting, budgeting, internal controls, and risk management. From May 2005 to October 2021, Mr. Anderson was a partner with Mazars USA, an independent member firm of Mazars Group, an international accounting firm servicing clients in over 90 countries worldwide. In this role, Mr. Anderson worked closely with the top executives and investors of companies in the Technology, Media and Telecommunications (TMT) sector ranging from start-ups to companies with multinational/divisional components and revenues in excess of $500 million. As an audit, tax and advisory partner in the TMT Group of Mazars, Mr. Anderson’s clients included companies engaged in online media (B2B and B2C), entertainment, gaming, events, trade shows, digital marketing/advertising, SaaS, eCommerce, AI, lead generation, Tech-enabled services, cybersecurity, and software development. In addition, Mr. Anderson was a key member of Mazars’ SEC Practice Group. During his tenure at Mazars, Mr. Anderson was an invited speaker at key media and technology industry conferences and presented educational webcasts on various technical issues including revenue recognition, share based compensation, and business combinations. A certified public accountant (CPA), he holds a Bachelor of Science degree from Long Island University’s School of Professional Accountancy.

Family Relationships

There are no family relationships between any of the Company’s directors and executive officers.

Board Diversity Matrix

In compliance with Nasdaq Rules 5605(f) and 5606, the Board has self-reported the diversity characteristics summarized in the table below.

BOARD DIVERSITY MATRIX
	As of April 14, 2023				As of April 26, 2024
Total Number of Directors	11				8
Part I: Gender Identity	Female 1	Male 10	Non-Binary —	Did Not Disclose —	Female 1	Male 7	Non-Binary —	Did Not Disclose —
Part II: Demographic Background	Asian 6	White 5	—	—	Asian 6	White 2	—	—

Independence of Directors

When considering whether directors have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, our Board of Directors focuses primarily on the information discussed in each of the directors’ individual biographies set forth above.

Nasdaq listing standards require that a majority of our Board of Directors be “independent directors” as defined by The Nasdaq Marketplace Rules. We currently have six “independent directors”: Yangyang Li, Joseph Lahti, Jingsheng (Jason) Lu, Guanzhou (Jerry) Qin, Yushi Guo, and Yuanfei Qu.

Board Leadership Structure and Risk Oversight

The Board is responsible for the control and direction of the Company. The Board represents the stockholders, and its primary purpose is to build long-term stockholder value. Our Chair of the Board, Yanyang Li was selected by the Board and presides over the meetings of the Board.  The Board believes that this leadership structure improves the Board’s ability to focus on key policy and operational issues and helps the Company operate efficiently in the long-term interests of the stockholders. The Board has determined that each of Yangyang Li, Joseph Lahti, Jingsheng (Jason) Lu, Guanzhou (Jerry) Qin, Yushi Guo, and Yuanfei Qu are “independent” as defined in the Nasdaq listing standards.

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2023, the Board of Directors held 12 meetings. We expect our directors to attend all Board meetings and any meetings of committees of which they are members and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Although we do not have any formal policy regarding director attendance at stockholder meetings, we attempt to schedule meetings so that all directors can attend.

We have a separately standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, each of which is comprised of independent directors. Each of the Company’s committees has a separately adopted charter which is available on the Company’s website at ir.alliedgaming.gg.

Audit Committee

Our audit committee currently consists of Guanzhou (Jerry) Qin, Yushi Guo, Joseph Lahti, and Jingsheng (Jason) Lu. Guanzhou (Jerry) Qin currently serves as Chair of the Audit Committee.

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

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of our independent auditor;

●	reviewing and approving all related-party and affiliated party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

●
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Compensation Committee

Our compensation committee currently consists of Yushi Guo, Yangyang Li , and Yuanfei Qu. Yushi Guo currently serves as Chair of the Compensation Committee.

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

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all bonus, bonus target levels, long and short-term incentive and equity compensation, retirement plans, and deferred compensation plans for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement;
●
administer or delegate the power to administer the Company’s incentive and equity-based compensation plans, including the grant of stock options, restricted stock and other equity-based awards under such plans; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Nominating and Corporate Governance Committee

Yangyang Li, Joseph Lahti, Jingsheng (Jason) Lu, and Guanzhou (Jerry) Qin currently serve as members of our nominating and corporate governance committee. Yangyang Li currently serves as Chair of the Nominating and Corporate Governance Committee. Messrs. Li, Lahti, Lu, and Qin are independent under the applicable Nasdaq listing standards. The Nominating and Corporate Governance Committee has a written charter. The Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors.

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

Availability of Corporate Governance Information

Our Audit, Compensation, and Nominating and Governance Committees operating under the charters adopted by the Board that describe the authority and responsibilities delegated to the committees by our Board. Our Board has adopted a Code of Business Conduct & Ethics that applies to the Company, its subsidiaries, and all of our employees, including our executive officers and directors. We post on our website, at www.alliedgaming.gg under the “Investors-Governance” tab, the charters of our Audit Committee, Compensation Committee, and Nominating Committee, and the Code of Business Conduct & Ethics referenced above. A copy of the Code of Business Conduct & Ethics has been provided to each of our executive officers and members of the Board. We intend to disclose any amendments to our Code of Business Conduct & Ethics, or any waivers of its requirements, on our website to the extent required by applicable SEC or Nasdaq rules. The inclusion of our website address in this Form 10-K/A does not include or incorporate by reference the information on or accessible through our website into this Form 10-K/A. These documents are also available in print to any stockholder requesting a copy in writing from our Secretary at Allied Gaming & Entertainment Inc. 745 Fifth Avenue, Suite 500 New York, NY 10151.

Ability of Stockholders to Communicate with our Board of Directors

Our Board of Directors has established several means for stockholders and others to communicate with our Board of Directors. If a stockholder has a concern regarding our financial statements, accounting practices or internal controls, the concern should be submitted in writing to the Chair of our Audit Committee in care of our Secretary at the address of our principal executive offices. If the concern relates to our governance practices, business ethics or corporate conduct, the concern should be submitted in writing to the Chair of the Board of Directors in care of our Secretary at the address of our principal executive offices. If a stockholder wishes to provide input with respect to our executive compensation policies and programs, input should be submitted in writing to the Chair of our Compensation Committee in care of our Secretary at the address of our principal executive offices. If a stockholder is unsure as to which category the concern relates, the stockholder may communicate it to any one of the independent directors in care of our Secretary at the address of our principal executive offices. All stockholder communications sent in care of our Company Secretary will be forwarded promptly to the applicable director(s).

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires that Turtle Beach Corporation directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of such equity securities of the Company. We believe, based solely upon the reports filed with the SEC and written representations regarding reports required during the fiscal year ended December 31, 2023, no executive officer, director, or person who owns more than 10% of a registered class of our equity securities failed to file reports required by Section 16(a) on a timely basis, except for a late Form 4 filing by Knighted Pastures LLC on December 18, 2023, reporting one transaction completed by Knighted Pastures LLC on December 13, 2024.

Item 11. Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION

The following tables provide information regarding the compensation for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2023, and December 31, 2022, by the Company’s Chief Executive, the Company’s Chief Financial Officer and one former executive officer whose employment terminated on October 15, 2023 and is included based on total compensation for fiscal year 2023 under SEC rules. The listed individuals are herein referred to as the “named executive officers.”

Summary Compensation Table

Name and principal position	Year (b)	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($) (h)	All other compensation ($)		Total ($)
Yinghua Chen(1) President, Chief Executive Officer	2023	302,159		100,000	—	—	—	—	19,448	(3)	421,607
	2022	244,110	(2)	—	—	—	—	—	4,851	(4)	248,961

Roy Anderson Chief Financial Officer, Secretary	2023	285,000		10,000	—	—	—	—	—		295,000
	2022	285,000		—	—	—	—	—	—		285,000

Lyle Berman(5) Vice President, Mergers & Acquisitions Former Interim Chief Executive Officer	2023	118,750	(6)	—	—	28,175(8)	—	—	—		146,925
	2022	210,458	(7)	—	—	—	—	—	5,685	(4)	216,143

(1)
Represents Ms. Chen’s base salary that was payable in Canadian dollars for the period of February 2022 to April 2023.  The reported amount was converted into U.S. dollars based on the exchange rate on each payment date.

(2)
Ms. Chen’s salary for 2022 includes her salary at $275,000 established upon her appointment as President and Secretary of the Company and $300,000 upon her appointment as Chief Executive Officer of the Company.

(3)	Represents a lump sum payment of accrued and unused vacation time due to a change in the treatment of paid time off.
(4)	Represents compensation earned for service on the Board of Directors prior to February 18, 2022.
(5)
Mr. Berman was appointed Interim Chief Executive Officer of the Company on February 18, 2022. On September 6, 2022, his position was changed to Vice President, Mergers & Acquisitions; his employment with the Company terminated on October 15, 2023. Mr. Berman served as a member of the Board from 2017 to 2023.

(6)	Represents Mr. Berman’s salary as Vice President, Mergers & Acquisitions until his termination on October 15, 2023.
(7)
Mr. Berman’s salary includes his salary at $300,000 established upon his appointment as Interim Chief Executive Officer of the Company and $150,000 following his appointment as Vice President, Mergers & Acquisitions.

(8)
Represents the incremental fair value computed in accordance with FASB Topic 718 resulting from the accelerated vesting of the stock option granted to Mr. Berman in 2021 in connection with his termination of employment.

Employment Arrangements

Other than as described below, the Company does not have employment agreements with any of its current executive officers. The compensation for our executive officers is set by the compensation committee and for 2023 was comprised of base salary and discretionary bonus based on the Compensation Committee’s assessment of the Company’s financial performance and progress in achieving its objectives in 2023. In January 2024, the compensation committee determined that Ms. Chen and Mr. Anderson would be awarded a one-time cash bonus of $100,000 and $10,000, respectively, based on individual performance and in light of the Company’s improved financial performance in 2023 as compared to 2022, primarily due to the implementation of various operating efficiencies and the positive impact of various strategic transactions announced or completed in 2023. Mr. Anderson’s base salary was set at $285,000. On March 6, 2024, the Company entered into an employment agreement with Ms. Chen which is summarized below.

Yinghua Chen Employment Agreement

On March 6, 2024, the Company entered into an employment agreement (the “Chen Employment Agreement”) with the Company’s current Chief Executive Officer, Ms. Ying Hua (Yinghua) Chen. Pursuant to the Chen Employment Agreement, Ms. Chen will, among other things, (i) receive a base annual salary of $300,000, subject to adjustment as the Board deems appropriate; and (ii) be eligible to receive an annual incentive bonus of up to 60% of her annual salary, as determined annually at the discretion of the Board.  If Ms. Chen is terminated without cause, she will be entitled to receive severance equal to sixty (60) months of her base salary over a sixty-month period in equal installments, less applicable taxes and withholdings, as well as any accrued, unused vacation pay and subject to the execution of a release in favor of the Company.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, the Company’s named executive officers had the following option and/or stock awards:

Name (a)	Number of securities underlying unexercised options exercisable (#)(b)		Number of Securities underlying unexercised options unexercisable (#)(c)		Equity Incentive plan awards: Number of Securities underlying unexercised unearned options unexercisable (#)(c)	Option exercise price ($)(e)	Option expiration date (f)	Number of shares of units of stock that have not vested (#)(g)	Market value of shares or units of stock that have not vested ($)(h)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(i)	Equity Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(j)(1)

Yinghua Chen	30,000		10,000	(2)	—	2.11	7/01/2030	—	—	—	—
	37,500		37,500	(3)	—	2.21	11/11/2031	—	—	—	—
	—		—		—	—	—	—	—	922,500	$ 977,850

Lyle Berman	50,000	(4)	—		—	2.21	10/15/2024	—	—	—	—

(1)	Based on a closing price of $1.06 per share of common stock of the Company as reported on the last trading day of the 2023 fiscal year, December 29, 2023.
(2)
Represents a stock option granted on July 1, 2020 in connection with service as a member of the Board of Directors. The option vests in 4 equal annual installments on each of July 1, 2021, 2022, 2023, and 2024.

(3)
Represents a stock option granted on November 11, 2021 in connection with Ms. Chen’s employment as the Company’s Chief Investment Officer. The option vests in 4 equal annual installments on each of November 11, 2022, 2023, 2024, and 2025.

(4)
Represents a stock option granted on November 11, 2021 in connection with Mr. Berman’s employment as President. The option was to vest in 4 equal annual installments on each of November 11, 2022, 2023, 2024, and 2025. However, in connection with his termination of employment on October 15, 2023, the option became fully vested.

Director Compensation

The following table sets forth information regarding the compensation earned for service on our Board of Directors by our non-employee directors during the year ended December 31, 2023. The compensation earned by employee directors is reported in the Summary Compensation Table above.

Director Compensation Table
Name (a)	Fees earned or paid in cash ($) (b)		All other compensation ($) (g)		Total ($) (h)
Yangyang Li	37,500		—		37,500
Joseph Lahti	30,000		—		30,000
Jingsheng (Jason) Lu	30,000		—		30,000
Guanzhou (Jerry) Qin	35,000		—		35,000
Yushi Guo	37,500		—		37,500
Adam Pliska	25,000		80,000	(1)	105,000
Yuanfei Qu	30,000		—		30,000
Benjamin Oehler(2)	32,500		—		32,500
Bradley Berman	17,688	(3)	—		17,688

(1)
In February 2022, Mr. Pliska entered into a consulting arrangement with the Company pursuant to which he agreed to provide certain business and strategic advice to the Company.  Mr. Pliska received a consulting fee in the amount of $80,000 for fiscal year 2023.

(2)
Mr. Oehler’s served as a member of the Board until the 2023 annual meeting of stockholders and received $22,500 for his service as a director on the Board from January 2023 to June 2023.  In July 2023, Mr. Oehler received a one-time payment of $10,000 from the Board in appreciation for his service.

(3)	Mr. Berman resigned his position as a member of the Board on July 19, 2023, and received $17,668 for his service as a director on the Board from January 2023 to July 2023.

Director Compensation Program

In March 2023, the Company’s Board of Directors approved the following compensation for non-employee directors: (i) annual $20,000 fee for director services; and (ii) annual $10,000 fee for committee chairs (capped at $10,000 per director). The Company has the option to pay such amounts in cash or shares of Common Stock issued from the Company’s incentive plan (valued at the closing price of AESE common stock on the trading day immediately prior to the scheduled payment date), with the current fees payable in cash. The fees are payable monthly by the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND DIRECTORS

The table below sets forth information known to us regarding the beneficial ownership of our common stock as of April 12, 2024, for:

●	each person we believe beneficially holds more than 5% of our outstanding common shares (based solely on our review of SEC filings);

●	each of our “named executive officers” as identified in the summary compensation table; and

●	all of our current directors and executive officers as a group.

The number of shares beneficially owned by a person includes shares issuable under options, warrants and other securities convertible into common stock held by that person and that are currently exercisable or that become exercisable within 60 days of April 12, 2024. Percentage calculations assume, for each person and group, that all shares that may be acquired by such person or group pursuant to options, warrants and other convertible securities currently exercisable or that become exercisable within 60 days of the April 12, 2024, are outstanding. Nevertheless, shares of common stock that are issuable upon exercise of presently unexercised options, warrants and other convertible securities are not deemed to be outstanding for purposes of calculating the “Percentage of Shares Beneficially Owned” by any other person or any other group.

Except as otherwise indicated in the table or its footnotes, the persons in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

As of April 12, 2024, we had 44,135,686 shares of common stock issued and outstanding.

Name and Address of Beneficial Owners(1)	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Five Percent Stockholders:
Knighted Pastures LLC(2)	10,945,030	24.7%
Elite Fun Entertainment Limited(3)	7,330,000	16.6%
Ourgame International Holdings Limited(4)	15,112,163	32.0%
Directors and Named Executive Officers:
Yinghua Chen(5)(6)	1,247,250	2.8%
Roy Anderson(7)	27,403	*
Yangyang Li(8)	60,000	*
Joseph Lahti(9)	122,325	*
Jingsheng (Jason) Lu(10)	15,162,163	32.1%
Guanzhou (Jerry) Qin(11)	30,000	*
Yushi Guo(12)	30,000	*
Adam Pliska(13)	502,361	1.1%
Yuanfei Qu(14)	20,000	*
All current directors and executive officers, as a group (9 individuals)	17,201,502	36.0%

*	Less than 1%

(1)
Unless otherwise noted, the business address of each of the following entities or individuals is 745 Fifth Ave, Suite 500, New York, NY 10151. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)
Based on a joint Schedule 13D filed on March 7, 2024, by Knighted Pastures LLC and Roy Choi. Includes (i) 1,903,822 shares of Company common stock held directly by Roy Choi, (ii) 8,851,208 shares of Company common stock held directly by Knighted Pastures LLC, and (iii) 190,000 five-year warrants to purchase shares of Company common stock at a price per share of $11.50 that are currently exercisable.

(3)
Based on a joint Schedule 13G/A filed on March 12, 2024, by Elite Fun Entertainment Limited (“Elite Fun”); Elite Fun Entertainment Limited (Macau) (“Elite Fun Macau”), the wholly owned parent of Elite Fun; Macao Cheong Meng Investment C., Ltd. (“Cheong Meng Investment”), the wholly owned parent of Elite Fun Macau; Hoi Vai Kei, and Ho Kim Fong, each the sole shareholders of Cheong Meng Investment.

(4)
Based on a joint Schedule 13D filed on September 18, 2019, filed by Primo Vital Ltd. (“Primo”) and Ourgame International Holdings Limited (“Ourgame”). Primo is the wholly-owned subsidiary of Ourgame and is the record holder of 11,986,523 shares of the Company’s common stock and 3,125,640 warrants to purchase shares of the Company’s common stock. Ourgame has the power to vote or direct the voting of 15,112,163 shares of common stock and has the power to dispose or direct the disposition of 15,112,163 shares of common stock.

(5)	Consists of (i) 1,179,750 shares of Company common stock held directly and (ii) options to purchase 67,500 shares of common stock that are exercisable within 60 days after April 12, 2024.
(6)
Does not include 230,000 shares of Company common stock granted to certain directors and executive officers of the Company for which Yinghua Chen, as Chief Executive Officer of the Company, has discretionary voting authority. Ms. Chen disclaims any beneficial ownership in such shares except to the extent of any pecuniary interest held by her.

(7)	Consists of 27,403 shares of Company common stock held directly.

(8)	Consists of (i) 30,000 shares of Company common stock held directly, and (ii) options to purchase 30,000 shares of common stock that are exercisable within 60 days after April 12, 2024.
(9)	Consists of (i) 82,325 shares of Company common stock held directly, and (ii) options to purchase 40,000 shares of common stock that are exercisable within 60 days after April 12, 2024.
(10)
Mr. Lu serves as an executive director and the Chief Executive Officer of Ourgame, the wholly-owned parent of Primo. Mr. Lu may exercise voting and dispositive power over the shares beneficially owned by Primo and disclaims any beneficial ownership in such shares except to the extent of his pecuniary interest in Ourgame. Shares consists of (i) 20,000 shares of Company common stock held directly, (ii) options to purchase 30,000 shares of common stock that are exercisable within 60 days after April 12, 2024, and (iii) 11,986,523 shares of common stock and 3,125,640 warrants to purchase shares of the Company’s common stock held by Primo.

(11)	Consists of 30,000 shares of Company common stock held directly.
(12)	Consists of 30,000 shares of Company common stock held directly.
(13)
Shares include (i) 102,024 shares issuable upon the exercise of warrants to purchase common stock at a price per share of $11.50 issued on August 9, 2019 to Mr. Pliska that are currently exercisable; (ii) 38,000 shares issuable upon the exercise of warrants to purchase common stock at a price per share of $11.50 issued on August 9, 2019 to Lipscomb/Visoli Children’s Trust that are currently exercisable; (iii) options to purchase 222,500 shares of common stock that are exercisable within 60 days after April 12, 2024; and (iv) 117,647 shares of common stock held by Lipscomb/Visoli Children’s Trust over which Mr. Pliska may exercise sole voting and dispositive power. Mr. Pliska disclaims any pecuniary interest in the 38,000 warrants and 117,647 shares of common stock held by Lipscomb/Visoli Children’s Trust.

(14)	Consists of 20,000 shares of Company common stock held directly.
Securities Authorized for Issuance Under Equity Compensation Plans

The Company maintains a 2019 Equity Incentive Plan. The purpose of the 2019 Equity Incentive Plan is to enable the Company to offer to employees, officers, and directors of, and consultants to, the Company and its subsidiaries whose past, present and/or potential future contributions to the Company and its subsidiaries have been, are or will be important to the success of the Company, an opportunity to share monetarily in the success of and/or acquire an equity interest in the Company. 3,763,305 shares of our common stock have been approved for issuance under the 2019 Equity Incentive Plan, of which 1,517,574 shares remained available for issuance pursuant to future grants at December 31, 2023.

The 2019 Equity Incentive Plan was approved by our stockholders. The following table sets forth certain information as of December 31, 2023, with respect to securities authorized for issuance under compensation arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,490,000	$3.59	1,517,574
Equity compensation plans not approved by securityholders	―	―	―
Total	1,490,000	$3.59	1,517,574

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

Transactions with Related Persons

None.

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firms

Marcum LLP served as the independent registered public accounting firm for the Company since 2018 until its dismissal in November 2022. ZH CPA, LLC has served as the Company’s independent registered public accounting firm since November 2022. The following table shows the fees that were billed for audit and other services provided by the Company’s previous registered accounting firm, Marcum LLP, during the 2022 fiscal year and the Company’s newly appointed independent public accounting firm, ZH CPA, LLC, during the 2023 and 2022 fiscal years:

	ZH CPA, LLC
	For the Fiscal Years Ended December 31,
	2023	2022
Audit Fees(1)	$205,000	$198,000
Audit-Related Fees(2)	35,000	30,000
Tax Fees(3)	—	—
All Other Fees(4)	30,000	—
Total Fees	$270,000	$228,000

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

21.1	Subsidiaries of Company (incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K filed March 24, 2023)
23.1	Consent of ZH CPA, LLC (incorporated by reference to Exhibit 23.1 of the Company’s Form 10-K filed March 24, 2023)
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a) (incorporated by reference to Exhibit 31.1 of the Company’s Form 10-K filed March 24, 2023)
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a) (incorporated by reference to Exhibit 31.2 of the Company’s Form 10-K filed March 24, 2023)
31.3*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a)
31.4*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 of the Company’s Form 10-K filed March 24, 2023)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 of the Company’s Form 10-K filed March 24, 2023)
97.1*	Compensation Recoupment Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.
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

April 29, 2024	ALLIED GAMING & ENTERTAINMENT, INC.

	By:	/s/ Yinghua Chen
		Name:	Yinghua Chen
		Title:	Chief Executive Officer
(Principal Executive Officer)