Form 10-Q
period 2024-03-31
Allied Gaming & Entertainment Inc.
filed 2024-05-20
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 17, 2024, 45,515,313 shares of common stock, par value $0.0001 per share, were outstanding.

ALLIED GAMING & ENTERTAINMENT INC.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,300,965	$16,320,583
Short-term investments	69,642,386	56,500,000
Interest receivable	1,319,578	792,223
Accounts receivable	477,790	529,369
Loan receivable	1,340,149	-
Deposits, current portion	3,700,000	3,700,000
Prepaid expenses and other current assets	550,572	498,886
Total Current Assets	84,331,440	78,341,061
Restricted cash	5,000,000	5,000,000
Property and equipment, net	3,608,688	3,834,193
Digital assets	49,300	49,300
Intangible assets, net	6,009,070	6,254,731
Deposits, non-current portion	385,524	392,668
Operating lease right-of-use asset	5,141,048	5,415,678
Goodwill	12,490,536	12,729,056
Total Assets	$117,015,606	$112,016,687
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$172,975	$371,830
Accrued expenses and other current liabilities	496,992	763,512
Deferred revenue	105,650	103,748
Operating lease liability, current portion	1,484,332	1,482,977
Loans payable	14,856,822	9,230,168
Total Current Liabilities	17,116,771	11,952,235

Operating lease liability, non-current portion	5,191,538	5,560,251
Deferred tax liability	1,075,620	1,096,160
Total Liabilities	23,383,929	18,608,646
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Series A Preferred stock, $0.0001 par value, 50,000 shares designated, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 47,795,097 and 39,085,470 shares issued at March 31, 2024 and December 31, 2023, and 45,515,313 and 36,805,686 shares outstanding at March 31, 2024 and December 31, 2023, respectively	4,780	3,909
Additional paid in capital	205,660,677	198,677,132
Accumulated deficit	(115,370,139)	(113,671,029)
Accumulated other comprehensive income	299,880	433,565
Stock subscription receivable	(4,597,000)	-
Treasury stock, at cost, 2,279,784 shares at March 31, 2024 and December 31, 2023	(2,693,653)	(2,693,653)
Total Allied Gaming & Entertainment Inc. Stockholders’ Equity	83,304,545	82,749,924
Non-controlling interest	10,327,132	10,658,117
Total Stockholders’ Equity	93,631,677	93,408,041
Total Liabilities and Stockholders’ Equity	$117,015,606	$112,016,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Revenues:
In-person	$1,255,198	$1,193,330
Multiplatform content	59	101
Casual mobile gaming	1,123,804	-
Total Revenues	2,379,061	1,193,431
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	635,963	672,222
Multiplatform content (exclusive of depreciation and amortization)	-	395
Casual mobile gaming (exclusive of depreciation and amortization)	936,905	-
Research and development expenses	195,211	-
Selling and marketing expenses	53,688	54,598
General and administrative expenses	2,857,800	2,543,347
Depreciation and amortization	374,992	578,560
Total Costs and Expenses	5,054,559	3,849,122
Loss From Operations	(2,675,498)	(2,655,691)
Other Income (Expense):
Other (expense) income, net	(13,158)	27,455
Interest income, net	859,205	734,449
Net Loss	(1,829,451)	(1,893,787)
Less: net loss attributable to non-controlling interest	(130,341)	-
Net Loss Attributable to Common Stockholders	$(1,699,110)	$(1,893,787)

Net Loss per Common Share
Basic and Diluted	$(0.04)	$(0.05)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	38,857,728	37,924,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Net Loss	$(1,829,451)	$(1,893,787)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(334,329)	1,880
Total comprehensive loss	(2,163,780)	(1,891,907)
Less: net loss attributable to non-controlling interest	(130,341)	-
Less: other comprehensive loss attributable to non-controlling interest	(200,644)	-
Comprehensive Loss Attributable to Common Stockholders	$(1,832,795)	$(1,891,907)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For The Three Months Ended March 31, 2024
							Accumulated		Allied Gaming &
					Additional		Other		Entertainment Inc.	Non-	Total
	Common Stock		Treasury Stock		Paid-in	Subscription	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity	Interest	Equity
Balance - January 1, 2024	39,085,470	$3,909	2,279,784	$(2,693,653)	$198,677,132	$-	$433,565	$(113,671,029)	$82,749,924	$10,658,117	$93,408,041
Stock-based compensation:
Restricted common stock	1,460,000	146	-	-	458,374	-	-	-	458,520	-	458,520
Stock options	-	-	-	-	13,080	-	-	-	13,080	-	13,080
Shares withheld for employee payroll tax	(80,373)	(8)	-	-	(84,176)	-	-	-	(84,184)	-	(84,184)
Issuance of common stock pursuant to a Share Purchase Agreement	7,330,000	733	-	-	6,596,267	(4,597,000)	-	-	2,000,000	-	2,000,000
Net loss	-	-	-	-	-	-	-	(1,699,110)	(1,699,110)	(130,341)	(1,829,451)
Other comprehensive loss	-	-	-	-	-	-	(133,685)	-	(133,685)	(200,644)	(334,329)
Balance - March 31, 2024	47,795,097	$4,780	2,279,784	$(2,693,653)	$205,660,677	$(4,597,000)	$299,880	$(115,370,139)	$83,304,545	$10,327,132	$93,631,677

	For The Three Months Ended March 31, 2023
							Accumulated		Allied Gaming &
					Additional		Other		Entertainment Inc.	Non-	Total
	Common Stock		Treasury Stock		Paid-in	Subscription	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity	Interest	Equity
Balance - January 1, 2023	39,085,470	$3,909	581,746	$(610,562)	$198,526,614	$-	$219,675	$(110,235,568)	$87,904,068		$87,904,068
Stock-based compensation:
Stock options	-	-	-	-	5,126	-	-	-	5,126	-	5,126
Repurchases of common stock	-	-	1,105,604	(1,459,078)	-	-	-	-	(1,459,078)	-	(1,459,078)
Net loss	-	-	-	-	-	-	-	(1,893,787)	(1,893,787)	-	(1,893,787)
Other comprehensive income	-	-	-	-	-	-	1,880	-	1,880	-	1,880
Balance - March 31, 2023	39,085,470	$3,909	1,687,350	$(2,069,640)	$198,531,740	$-	$221,555	$(112,129,355)	$84,558,209	$-	$84,558,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(1,829,451)	$(1,893,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	471,600	5,126
Non-cash operating lease expense	270,027	227,136
Digital currency received as revenue	-	(26)
Expenses paid using digital assets	-	395
Depreciation and amortization	373,731	578,560
Changes in operating assets and liabilities:
Accounts receivable	55,440	(233,684)
Interest receivable	(527,353)	(624,815)
Prepaid expenses and other current assets	(52,239)	(264,837)
Accounts payable	(184,702)	164,163
Accrued expenses and other current liabilities	(361,443)	251,495
Operating lease liability	(362,834)	(280,615)
Deferred revenue	1,902	1,037,772
Total Adjustments	(315,871)	860,670
Net Cash Used In Operating Activities	(2,145,322)	(1,033,117)
Cash Flows From Investing Activities
Expenditures on software development costs	-	(49,950)
Issuance of short-term loan	(1,340,149)	-
Proceeds from maturing of short-term investments	6,500,000	-
Purchases of short-term investments	(19,642,386)	(4,500,000)
Purchases of intangible assets	-	(508,500)
Purchases of property and equipment	(10,639)	(36,934)
Net Cash Used In Investing Activities	(14,493,174)	(5,095,384)
Cash Flows From Financing Activities
Repurchases of common stock	-	(1,459,078)
Proceeds from issuance of common stock in share purchase agreement	2,000,000	-
Proceeds from short-term loan	5,626,654	-
Net Cash Provided By (Used In) Financing Activities	7,626,654	(1,459,078)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Effect of Exchange Rate Changes on Cash	(7,776)	7,328
Net Decrease In Cash, Cash Equivalents, And Restricted Cash	(9,019,618)	(7,580,251)
Cash, cash equivalents, and restricted cash - Beginning of Period	21,320,583	16,167,442
Cash, cash equivalents, and restricted cash - End of Period	$12,300,965	$8,587,191
Cash and restricted cash consisted of the following:
Cash	$7,300,965	$3,587,191
Restricted cash	5,000,000	5,000,000
	$12,300,965	$8,587,191

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

Note 2 – Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024, as amended by the Form 10-K/A filed on April 29, 2024.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2024, and for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements have been derived from the Company’s accounting records and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024, as amended by the Form 10-K/A filed on April 29, 2024.

Investments in Equity Linked and FX Linked Notes

The Company has elected the fair value option for recording its equity linked and FX linked notes (the “Notes”), pursuant to ASC 825-10, Financial Instruments (“ASC 825”), whereby the hybrid instrument is initially recorded in its entirety at fair value and changes in fair value are recorded in other income (expense) on the condensed consolidated statements of operations. The Company determines the appropriate classification of these investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s Notes are classified as current assets if the maturity date is less than one year from the balance sheet date.

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

As of March 31, 2024	Level 1	Level 2	Level 3	Total

Digital assets	$49,300	$-	$-	$49,300

Equity linked notes	-	9,874,780	-	9,874,780

FX linked notes	-	4,967,606	-	4,967,606

Sponsor warrants	-	-	100	100

Total	$49,300	$14,842,386	$100	$14,891,786

As of December 31, 2023	Level 1	Level 2	Level 3	Total

Digital assets	$49,300	$-	$-	$49,300

Sponsor warrants	-	-	100	100

Total	$49,300	$-	$100	$49,400

The carrying amounts of the Company’s financial instruments, such as cash equivalents, accounts receivable, short-term investments (excluding equity and FX linked notes), interest receivable, loans receivable, accounts payable, operating lease liabilities – current portion, accrued liabilities, and loans payable approximate fair value due to the short-term nature of these instruments.

Equity linked notes and FX linked notes are categorized within level 2 of the fair value hierarchy, as the fair value is based on the price of the underlying equity securities or foreign exchange rates. See Note 4 – Short-Term Investments for further details on short-term investments.

See Digital Assets below for further details on digital assets.

The Sponsor Warrants are carried at fair value as of March 31, 2024 and December 31, 2023 and are included in accrued expenses on the accompanying condensed consolidated balance sheets. The Sponsor Warrants are valued using level 3 inputs. The fair value of the Sponsor Warrants is estimated using the Black-Scholes option pricing method. Significant level 3 inputs used to calculate the fair value of the Sponsor Warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

The following is a roll forward of the Company’s Level 3 instruments during the three months ended March 31, 2024:

Balance, January 1, 2024	$100
Change in fair value of sponsor warrants	-
Balance, March 31, 2024	$100

The key inputs into the Black-Scholes model used to value Sponsor Warrants at the relevant measurement dates were as follows:
	March 31,	December 31,
Input	2024	2023
Risk-free rate	5.46%	5.41%
Remaining term in years	0.36	0.61
Expected volatility	68.0%	68.0%
Exercise price	$11.50	$11.50
Fair value of common stock	$1.01	$1.06

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

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(1,699,110)	$(1,893,787)

Denominator:
Weighted-average common shares outstanding	39,314,981	37,924,754
Less: weighted-averages unvested restricted shares	(457,253)	-
Denominator for basic and diluted net loss per share	38,857,728	37,924,754

Basic and Diluted Net Loss per Common Share	$(0.04)	$(0.05)

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2024	2023
Options	1,320,000	1,540,000
Warrants	20,091,549	20,091,549
Contingent consideration shares (1)	192,308	192,308
	21,603,857	21,823,857

(1)	Holders who elected to convert their convertible debt into common stock are entitled to receive contingent consideration shares equal to the product of (i) 3,846,153 shares, multiplied by (ii) that holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after August 9, 2019, the last exchange-reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days.

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company recognizes revenue primarily from the following sources:

In-person revenue

In-person revenue was comprised of the following for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023
Event revenue	$573,655	$561,077
Sponsorship revenue	460,737	359,741
Food and beverage revenue	70,708	88,974
Ticket and gaming revenue	129,771	130,137
Merchandising revenue	20,327	53,401
Total in-person revenue	$1,255,198	$1,193,330

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

Multiplatform revenue

Multiplatform revenue was comprised of the following for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023
NFT revenue	-	$26
Distribution revenue	59	75
Total multiplatform revenue	$59	$101

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Casual mobile gaming revenue

The Company’s casual mobile gaming revenue is generated through ZTech which was acquired on October 31, 2023. See Note 3 – Business Combination for additional details. Casual mobile gaming revenue amounted to $1,123,804 and $0 for the three months ended March 31, 2024 and 2023, respectively. Casual mobile gaming revenue is generated through contractual relationships with various advertising service providers for advertisements within the Company’s casual mobile games. Advertisements can be in the form of an impression, click-throughs, videos, or banners. The Company has determined the advertising service provider to be its customer and displaying the advertisements within its games is identified as the single performance obligation. Revenue from advertisements is recognized when the ad is displayed or clicked and the advertising service provider receives the benefits provided from this service. The price can be determined by the applicable evidence of the arrangement, which may include a master contract or a third-party statement of activity.

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

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	For the Three Months Ended
	March 31,
	2024	2023

Revenues Recognized at a Point in Time:
NFT revenue	$-	$26
Food and beverage revenue	70,708	88,974
Ticket and gaming revenue	129,771	130,137
Merchandising revenue	20,327	53,401
Casual mobile games	1,123,804	-
Distribution revenue	59	75
Total Revenues Recognized at a Point in Time	1,344,669	272,613

Revenues Recognized Over a Period of Time:
Event revenue	573,655	561,077
Sponsorship revenue	460,737	359,741
Total Revenues Recognized Over a Period of Time	1,034,392	920,818
Total Revenues	$2,379,061	$1,193,431

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of March 31, 2024 and December 31, 2023, the Company had contract liabilities of $105,650 and $103,748, respectively, which is included in deferred revenue on the condensed consolidated balance sheet.

Through March 31, 2024, $89,251 of performance obligations in connection with contract liabilities included within deferred revenue on the December 31, 2023 consolidated balance sheet have been satisfied. The Company expects to satisfy the remaining performance obligations of $14,497 related to its December 31, 2023 deferred revenue balance within the next twelve months. During the three months ended March 31, 2024 and 2023, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in our consolidated statements of operations and comprehensive loss. There were no impairment losses for the three months ended March 31, 2024 and 2023 and no digital assets were sold during the same time periods.

There were no changes in our digital assets during the three months ended March 31, 2024.

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, restricted cash, short-term investments, loans receivable, and accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and geographies. The Company maintains cash deposits and short-term investments with major U.S. financial institutions that at various times may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2024, two customers represented 93% of the Company’s accounts receivable balance. Historically, the Company has not experienced any losses due to such concentration of credit risk.

During the three months ended March 31, 2024 and 2023, 47% and 0%, respectively, of the Company’s revenues were from customers other than the United States.

During the three months ended March 31, 2024, the Company’s two largest customers accounted for 47%, and 19% of the Company’s consolidated revenues. During the three months ended March 31, 2023, the Company’s two largest customers accounted for 26%, and 11% of the Company’s consolidated revenues.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar, Euro, and Chinese Yuan). Since the acquisition of ZTech on October 31, 2023, Yuan-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.138405 and 0.141048 at March 31, 2024 and December 31, 2023, respectively) and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.139573 for the three months ended March 31, 2024). Resulting translation adjustments are made directly to accumulated other comprehensive income (loss).

Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (1.0791 and 1.1036 at March 31, 2024 and December 31, 2023, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (1.0857 and 1.0727 for the three months ended March 31, 2024 and 2023, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income (loss).

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Realized losses of $14,436 and $942 arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency for the three months ended March 31, 2024 and 2023, respectively, are recognized in other (expense) income in the accompanying condensed consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350 – 06). This update requires an entity to subsequently measure certain assets at fair value with changes recognized in net income each reporting period. This update also requires that an entity present crypto assets measured at fair value separately from other intangible assets in the balance sheet and changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the consolidated statement of operations. Although early adoption is permitted, the new guidance becomes effective on January 1, 2025, and should be applied using a modified retrospective transition method with a cumulative-effect adjustment recorded to the opening balance of retained earnings as of the beginning of the year of adoption. The Company does not believe the adoption of ASU 2023-06 will have a material impact on the Company’s financial position and expects the cumulative adjustment to increase retained earnings as of January 1, 2025 as a result of adopting this guidance in 2025.

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

The following information represents the Company’s unaudited pro forma combined results of operations, giving effect to the acquisition as if it occurred at the beginning of the year ended December 31, 2023.

	For the Three Months Ended March 31, 2023
		Pro-forma
	As reported	Adjustments	Pro-forma

Revenues	$1,193,431	$6,584,670	$7,778,101

Net loss	$(1,893,787)	$(85,544)	$(1,979,331)

Basic and diluted loss per common share	$(0.05)		$(0.05)

Weighted-average common shares outstanding	37,924,754		37,924,754

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Short-Term Investments

Short-term investments consist of the following:

	Certificates of Deposit	Equity Linked Notes	FX Linked Notes	Total Short-term Investments
Balance as of January 1, 2024	$56,500,000	$-	$-	$56,500,000
Maturing of short-term investments	(6,500,000)	-	-	(6,500,000)
Purchase of short-term investments	4,800,000	-	-	4,800,000
Purchase of equity linked notes	-	10,002,334	-	10,002,334
Purchase of FX linked note	-	-	4,976,857	4,976,857
Change in market value	-	(37,169)	11,632	(25,537)
Foreign currency translation adjustment	-	(90,385)	(20,883)	(111,268)
Balance as of March 31, 2024	$54,800,000	$9,874,780	$4,967,606	$69,642,386

Short-term investments include certificates of deposit with original maturities of greater than three months but less than or equal to twelve months when purchased.

On March 5, 2024, the Company entered into a one-month FX linked note, an investment product which provides for a fixed payment of 3% per annum on the notional amount with the ultimate return or loss linked to the change in the Japanese Yen/United States Dollar exchange rate. The note matures on April 5, 2024.

On March 15, 2024, the Company entered into two three-month equity linked notes which are investment products that provide for a coupon amount of 0.5% and 0.6667% per month, respectively, and an ultimate return (or loss) tied to the performance of the underlying equities.  The notes are callable by the issuer at the end of each month at which time no further coupon amounts shall be payable.  The notes mature on June 19, 2024.

Note 5 – Intangible Assets, net

Intangible assets consist of the following:

	Trademarks	Software Licenses	Software Development Costs	Mobile Games Licenses	Customer Relationships	Total Intangibles	Accumulated Amortization	Total
Balance as of January 1, 2024	$41,145	$565,000	$149,850	$158,768	$5,584,127	$6,498,888	$(244,158)	$6,254,731
Amortization	-	-	-	-	-	-	(138,049)	(138,049)
Foreign currency translation adjustment	-	-	-	(2,975)	(104,638)	(107,612)		(107,612)
Balance as of March 31, 2024	$41,145	$565,000	$149,850	$155,793	$5,479,489	$6,391,276	$(382,207)	$6,009,070

Weighted average remaining amortization period at March 31, 2024 (in years)	9.0

On October 31, 2022, the Company entered into a system development agreement to develop an Allied Gaming membership management system and event organizer system. Pursuant to the terms of the agreement, the Company has committed to spend an aggregate amount of $199,800 in four equal payments of $49,950. The Company has made three payments of $49,950 for a total of $149,850 as of March 31, 2024 which was capitalized and included within intangible assets on the accompanying condensed consolidated balance sheet. As of March 31, 2024 the software development costs have not yet been placed into service.

Note 6 – Loan Receivable

On February 21, 2024, Skyline loaned an unrelated third-party vendor $1.34 million under a one-year loan contract. The loan is unsecured and bears interest at 5% per annum, payable at maturity.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2024	2023
Compensation expense	$333,793	$655,458
Event costs	-	5,534
Legal and professional fees	65,785	32,150
Warrant liabilities	100	100
Other accrued expenses	97,314	70,270
Accrued expenses and other current liabilities	$496,992	$763,512

Note 8 – Loans Payable

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

On March 8, 2024, the credit facility was increased to $20 million under which, on March 15, 2024, AME-HK borrowed an additional 948.2 million Yen or approximately $6.3 million (USD). This 12-month term loan bears interest at a fixed rate of 0.3% per annum, payable at maturity on March 17, 2025.

Note 9 – Commitments and Contingencies

Litigations, Claims, and Assessments

The Company is periodically involved in various disputes, claims, liens and litigation matters arising out of the normal course of business. While the outcome of these disputes, claims, liens and litigation matters cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On March 7, 2024, Knighted Pastures, LLC (“Knighted”), an AGAE stockholder, filed a complaint in the Court of Chancery of the State of Delaware against the Company, the members of our Board of Directors, and certain additional defendants (the “Knighted Action”).  The complaint alleges, among other things, that the members of our Board of Directors breached their fiduciary duty in connection with (1) the approval of a Share Purchase Agreement that AGAE entered into on or around December 28, 2023, (2) the approval and adoption of certain amendments to AGAE’s Bylaws on or around January 5, 2024, and (3) the approval and adoption of a rights agreement on or around February 8, 2024.  The Knighted Action seeks both injunctive reliefs and money damages. The Company believes the claims in the Knighted Action lack merit and intend to defend against them vigorously.

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

Through March 31, 2024, the Company leased office space in Beijing, China pursuant to an operating lease dated April 1, 2023, that was scheduled to expire on June 30, 2027. The lease provided for a monthly base rent of 50,000 yuan or approximately $6,900, payable quarterly. On March 24, 2024, the Company entered into a new lease, effective April 1, 2024, for this office facility with the same expiration date, which provides for a monthly base rent of 63,000 yuan or approximately $8,800 payable quarterly.

The Company’s aggregate lease expense incurred during the three months ended March 31, 2024 and 2023 amounted to $447,414 and $401,208, respectively, of which $349,605 and $320,994, respectively, is included within in-person costs and $97,809 and $80,214, respectively, is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$362,834	$280,615

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$-

Weighted Average Remaining Lease Term (Years)
Operating leases	4.10	5.17

Weighted Average Discount Rate
Operating leases	5.00% - 5.75%	5.00%

A summary of the Company’s remaining operating lease liabilities as of March 31, 2024 is as follows:

For the Year Ending December 31,	Amount
2024	$1,386,962
2025	1,851,699
2026	1,828,239
2027	1,730,761
Thereafter	712,500
Total lease payments	7,510,161
Less: amount representing imputed interest	(834,291)
Present value of lease liability	6,675,870
Less: current portion	(1,484,332)
Lease liability, non-current portion	$5,191,538

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

Note 10 – Stockholders’ Equity

Share Purchase Agreement

On December 28, 2023, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Elite Fun Entertainment Co., Ltd. (the “Purchaser”), pursuant to which the Purchaser agreed to purchase 7,330,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $0.90 per share (the “Purchased Shares”) for a total purchase price of $6,597,000 (the “Purchase Price”).

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

On March 7, 2024, the Company received an initial payment of the Purchase Price of $2 million for the Purchased Shares and entered into a side letter agreement (the “Elite Side Letter Agreement”) with the Purchaser whereby the Purchaser agreed to pay the remaining consideration of $4.597 million within 2 months of the closing along with interest thereon at a simple interest rate of 5% per annum. The remaining consideration is collateralized by a pledge and first priority lien and security interest in 5,107,778 shares of Common Stock of the Purchased Shares issued by the Company to the Purchaser. As of May 15, 2024, the Company has not received the remaining consideration that was due on May 7, 2024.  The Company is currently negotiating with the Purchaser a resolution of the unpaid amount.

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

At any time until the earlier of (a) a person becomes an Acquiring Person (as defined in the Rights Agreement) and (b) the final expiration date (as defined in the Rights Agreement), the Board may, at its option and in its sole discretion, direct the Company to redeem the Rights in whole but not in part, at a price of $0.0001 per Right (the “Redemption Price”). The Company has determined that the fair value of these rights are de minimus and therefore have no financial statement impact.

Stock Options

A summary of the option activity during the three months ended March 31, 2024 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2024	1,490,000	$3.55
Granted	-	-
Exercised	-	-
Expired	(170,000)	4.09
Outstanding, March 31, 2024	1,320,000	$3.48	6.04	$-

Exercisable, March 31, 2024	1,070,000	$3.77	5.77	$-

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Options outstanding and exercisable as of March 31, 2024 are as follows:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.11	40,000	6.25	30,000
$2.17	120,000	6.35	90,000
$2.21	350,000	5.70	200,000
$2.48	120,000	7.10	60,000
$4.09	460,000	5.64	460,000
$5.66	230,000	5.47	230,000
	1,320,000	5.77	1,070,000

For the three months ended March 31, 2024 and 2023, the Company recorded $13,080 and $5,126, respectively, of stock-based compensation expense related to stock options. As of March 31, 2024, there was $64,919 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the weighted average remaining vesting period of 1.42 years.

Restricted Common Stock

On February 22, 2024, the Company awarded, in aggregate, 1.46 million shares of common stock (the “Restricted Shares”) to its directors and certain executive officers which are subject to certain transfer and other restrictions set forth in the grant agreement signed by each recipient under the 2019 Equity Incentive Plan.  The Restricted Shares vest in four equal installments as follows: twenty-five (25%) on the date of grant and 25% in three (3) successive installments upon the completion of each six (6) month period of service over an eighteen (18) month period measured from the date of grant.  The transfer restrictions include a lock-up agreement under which, among other things, each recipient agreed not to sell, pledge, or otherwise dispose of the shares for a three-year period commencing on the date of the grant. The shares had a grant date value of $1.04 per share, which represents the Company’s closing stock price on the date of grant.

For the three months ended March 31, 2024 and 2023, the Company recorded $458,520 and $0, respectively, of stock-based compensation expense related to restricted stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of Allied Gaming & Entertainment Inc. (the “Company”) as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2023, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024, as amended on Form 10-K/A which was filed on April 29, 2024. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company and its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

The Company

Allied Gaming and Entertainment Inc., along with its subsidiaries (“AGAE” or the “Company”) is a global experiential entertainment company focused on providing a growing audience of gamers with unique experiences through renowned assets, products, and services. Under the Allied Esports International subsidiary (“AEI”) we operate global competitive esports properties designed to connect players and fans via a network of connected arenas and creation of original esports content. Esports Arena Las Vegas, LLC subsidiary, operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. Meanwhile, Allied Mobile Entertainment subsidiary (“AME”), is dedicated to exploring opportunities in the massive and growing mobile games markets. AME’s ownership of a 40% equity interest in Beijing Lianzhong Zhihe Technology Co. Ltd (“Z-Tech”), a prominent mobile games developer and operator, is engaged in the development and distribution of casual mobile games in Mainland China, solidifies our presence in this lucrative sector. Moreover, our subsidiary Allied Experiential Entertainment (“AEE”), focuses on orchestrating live entertainment events and offers management and consultation service to experiential entertainment venue operation. The Company offers a variety of esports and gaming-related content, including world class tournaments, live and virtual entertainment and gaming events, and original programming to continuously nurture vibrant communities primarily comprising of Gen Y, Z, and Alpha consumers.

Allied’s in-person experiences include live events hosted at its flagship arena, HyperX Arena Las Vegas, an affiliate arena with one of its global network of esports arena partners, and its mobile arenas. Allied’s multiplatform content includes its partnerships with live streamers, post-produced episodic content, and short-form repackaged content. Allied’s casual mobile gaming includes contractual relationships with various advertising service providers for advertisements within the Company’s casual mobile games.

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

Corporate Developments

Elite Fun Entertainment Co., Ltd. Strategic Investment

On December 28, 2023, the Company entered into a Share Purchase Agreement (the “Elite Purchase Agreement”) with Elite Fun Entertainment Co., Ltd. (the “Purchaser”), pursuant to which the Purchaser agreed to purchase 7,330,000 shares of Common Stock at a purchase price of $0.90 per share (the “Purchased Shares”) for a total purchase price of $6,597,000. The Purchased Shares represented less than 20% of the total issued and outstanding shares of the Company prior to the closing of the transaction.

On March 7, 2024, the Company received an initial payment of the Purchase Price of $2 million for the Purchased Shares and entered into a side letter agreement (the “Elite Side Letter Agreement”) with the Purchaser whereby the Purchaser agreed to pay the remaining consideration of $4.597 million within 2 months of the closing along with interest thereon at a simple interest rate of 5% per annum. The remaining consideration is collateralized by a pledge and first priority lien and security interest in 5,107,778 shares of Common Stock of the Purchased Shares issued by the Company to the Purchaser. As of May 15, 2024, the Company has not received the remaining consideration that was due on May 7, 2024.  The Company is currently negotiating with the Purchaser a resolution of the unpaid amount.

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

Results of Operations for the Three Months Ended March 31, 2024 and 2023

	For the
	Three Months Ended
	March 31,		Favorable
(in thousands)	2024	2023	(Unfavorable)

Revenues:
In-person	$1,255	$1,193	$62
Casual mobile gaming	1,124	-	1,124
Total Revenues	2,379	1,193	1,186
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	636	672	36
Casual mobile gaming (exclusive of depreciation and amortization)	937	-	(937)
Research and development expenses	195	-	(195)
Selling and marketing expenses	54	55	1
General and administrative expenses	2,858	2,543	(315)
Depreciation and amortization	375	579	204
Total Costs and Expenses	5,055	3,849	(1,206)
Loss From Operations	(2,675)	(2,656)	(19)
Other Income (Expense):
Other (expense) income, net	(13)	27	(40)
Interest income, net	859	735	124
Net Loss	(1,829)	(1,894)	65
Less: net loss attributable to non-controlling interest	(130)	-	(130)
Net Loss Attributable to Common Stockholders	$(1,699)	$(1,894)	$195

Revenues

In-person experience revenues increased by approximately $62 thousand, or 5%, to approximately $1.3 million for the three months ended March 31, 2024 from approximately $1.2 million for the three months ended March 31, 2023. The increase of in-person experience revenues was driven by a $0.1 million increase in sponsorship revenue related to a new naming rights agreement for the HyperX Arena that occurred at the end of the first quarter 2023. In addition, there was a $0.2 million increase in HyperX event revenue for the three months ended March 31, 2024 which was offset by a $0.2 million decrease in truck revenue for the same period.

Casual mobile gaming revenue was $1.1 million for the three months ended March 31, 2024 and $0 for the three months ended March 31, 2023, respectively. The increase in casual mobile games revenue was due to the casual mobile gaming revenue earned as the result of the business combination with Z-Tech on October 31, 2023.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $36 thousand, or 5%, to approximately $0. 6 million for the three months ended March 31, 2024 from approximately $0.7 million for the three months ended March 31, 2023. The decrease is the result of the decrease in costs associated with the truck events for the three months ended March 31, 2024 due to fewer truck events held during the period.

Casual mobile gaming costs (exclusive of depreciation and amortization) were $937 thousand for the three months ended March 31, 2024 and $0 for the three months ended March 31, 2023, respectively. Casual mobile gaming costs consist principally of user acquisition, distribution and player incentive costs incurred by Z-Tech.

Research and development expenses were $195 thousand and $0 for the three months ended March 31, 2024 and 2023, respectively. Research and development expenses consist principally of costs related to the development of new casual mobile games for Z-Tech.

Selling and marketing expenses decreased by approximately $1 thousand, or 2%, to approximately $54 thousand for the three months ended March 31, 2024 from approximately $55 thousand for the three months ended March 31, 2023.

General and administrative expenses increased by approximately $0.3 million, or 12%, to approximately $2.9 million for the three months ended March 31, 2024, from approximately $2.5 million for the three months ended March 31, 2023. The increase in general and administrative expenses resulted primarily from a $0.5 million increase in stock-based compensation related to restricted share awards granted on February 22, 2024, along with a $0.2 million increase in legal and professional fees. These increases were slightly offset by a $0.3 million decrease in payroll and payroll related costs in 2024 due to a decrease in headcount, in addition to a $0.1 million decrease in insurance costs related to D&O insurance that was renewed at a lower cost in August 2023.

Depreciation and amortization decreased by approximately $0.2 million, or 35%, to approximately $0.4 million for the three months ended March 31, 2024, from approximately $0.6 million for the three months ended March 31, 2023. The decrease was primarily due to the disposal of office equipment and production equipment in 2023 related to the shut-down of our German operations, in addition to assets that became fully depreciated in 2023.

Other income (expense), net

Other expense, net, of approximately $13 thousand during the three months ended March 31, 2024 compared to $27 thousand of other income recorded for the three months ended March 31, 2023 are the result of realized foreign exchange gains/losses.

Interest income, net

Interest income, net, was approximately $859 thousand for the three months ended March 31, 2024 compared to approximately $735 thousand of interest income for the three months ended March 31, 2023. The increase is a result of the interest earned on a short-term investment purchased during the fourth quarter of 2023.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital at March 31, 2024 and December 31, 2023, respectively:

	March 31,	December 31,
(in thousands)	2024	2023
Current Assets	$84,331	$78,341
Current Liabilities	$17,117	$11,952
Working Capital Surplus	$67,214	$66,389

Our primary sources of liquidity and capital resources are cash and short-term investments on the balance sheet and funds that can be raised through debt or equity financing.

As of March 31, 2024, we had cash of approximately $7.3 million (not including approximately $69.6 million of short-term investments and $5.0 million of restricted cash) and working capital of approximately $67.2 million. For the three months ended March 31, 2024 and 2023, we incurred a net loss of approximately $1.8 million and $1.9 million, respectively, and used cash in operations of approximately $2.2 million and $1.0 million, respectively. During the quarter, we used the proceeds of a $6.4 million short-term bank borrowing to partially fund the acquisition of $14.9 million in equity-linked link notes and other investment products from the same bank.

Cash requirements for our current liabilities include approximately $14.9 million for loans payable, $0.7 million for accounts payable and accrued expenses, and $1.5 million for the current portion of an operating lease liability. Cash requirements for non-current liabilities include approximately $5.2 million for the non-current portion of an operating lease liability. The Company intends to meet these cash requirements from its current cash balance.

Credit Facility

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

On March 8, 2024, the credit facility was increased to $20 million under which, on March 15, 2024, AME-HK borrowed an additional 948.2 million Yen or approximately $6.3 million (USD). This 12-month term loan bears interest at a fixed rate of 0.3% per annum, payable at maturity on March 17, 2025.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
(in thousands)	2024	2023
Net cash provided by (used in)
Operating activities	$(2,145)	$(1,033)
Investing activities	$(14,493)	$(5,095)
Financing activities	$7,627	$(1,459)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 and 2023 was approximately $2.1 million and $1.0 million, respectively, representing increased usage of cash of $1.1 million. During the three months ended March 31, 2024 and 2023, the net cash used in operating activities was primarily attributable to the net loss of approximately $1.8 million and $1.9 million, respectively, adjusted for approximately $1.1 million and $0.8 million, respectively, of net non-cash expenses, and approximately ($1.4) million and $0.1 million, respectively, of cash (used in) provided by changes in the levels of operating assets and liabilities.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was approximately $14.5 million, which consisted of $19.6 million used for the purchase of short-term investments and $1.3 million used for the issuance of a short-term loan, partially offset by $6.5 million in proceeds from the maturing of short-term investments.

Net cash used in investing activities for the three months ended March 31, 2023 was approximately $5.1 million, which consisted primarily of certificate of deposit purchases of $4.5 million and $0.6 million related to the acquisition of the casual mobile games license.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was approximately $7.6 million compared to approximately ($1.5) million of net cash used in financing activities during the three months ended March 31, 2023. Net cash provided by financing activities during the three months ended March 31, 2024 represented proceeds from a short-term loan of $5.6 million and proceeds from the issuance of common stock in a share purchase agreement of $2.0 million. Net cash used in financing activities during the three months ended March 31, 2023 represented the purchase of treasury stock.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Inherent Limitations on Effectiveness of Controls

Even assuming the effectiveness of our controls and procedures, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. In general, our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met, and our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

 Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2023 and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in such Form 10-K in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024, as amended by the Form 10-K/A filed on April 29, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

10b5-1 Arrangements

To the best of the Company’s knowledge during the fiscal quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Bylaws of Allied Gaming & Entertainment Inc., as amended through January 5, 2024 (incorporated by reference to Exhibit 3.1 on Form 8-K filed by the Company on January 9, 2024)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Allied Gaming & Entertainment Inc. (incorporated by reference to Exhibit 3.1 on Form 8-K filed by the Company on February 9, 2024)
4.1	Rights Agreement, dated as of February 9, 2024, by and between Allied Gaming & Entertainment Inc. and Continental Stock Transfer & Trust, as rights agent (incorporated by reference to Exhibit 4.1 on Form 8-K filed by the Company on February 9, 2024)
10.1	Employment Agreement, dated March 6, 2024, between the Company and Ying Hua (Yinghua) Chen (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on March 12, 2024)
31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a)
31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a)
32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350
32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED GAMING & ENTERTAINMENT INC.

Dated: May 20, 2024	By:	/s/ Yinghua Chen
Yinghua Chen, Chief Executive Officer, (Principal Executive Officer)

Dated: May 20, 2024	By:	/s/ Roy Anderson
Roy Anderson, Chief Financial Officer (Principal Financial Officer)