Form 10-Q
period 2024-06-30
Allied Gaming & Entertainment Inc.
filed 2024-08-19
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, 38,185,313 shares of common stock, par value $0.0001 per share, were outstanding.

ALLIED GAMING & ENTERTAINMENT INC.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$33,303,635	$16,320,583
Short-term investments	54,800,000	56,500,000
Interest receivable	2,095,405	792,223
Accounts receivable	377,589	529,369
Deposits, current portion	3,700,000	3,700,000
Prepaid expenses and other current assets	457,645	498,886
Total Current Assets	94,734,274	78,341,061
Restricted cash	5,000,000	5,000,000
Property and equipment, net	3,378,118	3,834,193
Digital assets	49,300	49,300
Intangible assets, net	5,801,239	6,254,731
Deposits, non-current portion	376,678	392,668
Operating lease right-of-use asset	4,944,215	5,415,678
Goodwill	12,413,826	12,729,056
Total Assets	$126,697,650	$112,016,687
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,138,571	$371,830
Accrued expenses and other current liabilities	857,175	763,512
Deferred revenue	350,265	103,748
Operating lease liability, current portion	1,545,350	1,482,977
Loans payable	29,076,365	9,230,168
Total Current Liabilities	32,967,726	11,952,235

Operating lease liability, non-current portion	4,816,517	5,560,251
Deferred tax liability	1,069,014	1,096,160
Total Liabilities	38,853,257	18,608,646
Commitments and Contingencies (Note 9)
Stockholders’ Equity

Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Series A Preferred stock, $0.0001 par value, 50,000 shares designated, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 40,465,097 and 39,085,470 shares issued at June 30, 2024 and December 31, 2023, and 38,185,313 and 36,805,686 shares outstanding at June 30, 2024 and December 31, 2023, respectively	4,047	3,909
Additional paid in capital	199,266,718	198,677,132
Accumulated deficit	(119,173,397)	(113,671,029)
Accumulated other comprehensive income	257,222	433,565
Treasury stock, at cost, 2,279,784 shares at June 30, 2024 and December 31, 2023	(2,693,653)	(2,693,653)
Total Allied Gaming & Entertainment Inc. Stockholders’ Equity	77,660,937	82,749,924
Non-controlling interest	10,183,456	10,658,117
Total Stockholders’ Equity	87,844,393	93,408,041
Total Liabilities and Stockholders’ Equity	$126,697,650	$112,016,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
In-person	$917,362	$1,267,773	$2,172,560	$2,461,103
Multiplatform content	52	2,000,322	111	2,000,424
Casual mobile gaming	1,722,454	-	2,846,258	-
Total Revenues	2,639,868	3,268,095	5,018,929	4,461,527
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	502,203	643,831	1,138,166	1,316,053
Multiplatform content (exclusive of depreciation and amortization)	-	1,517,311	-	1,517,707
Casual mobile gaming (exclusive of depreciation and amortization)	1,561,165	-	2,498,070	-
Research and development expenses	173,533	-	368,744	-
Selling and marketing expenses	54,361	66,941	108,049	121,539
General and administrative expenses	5,236,160	2,223,025	8,091,482	4,766,372
Depreciation and amortization	402,698	212,218	780,168	790,778
Total Costs and Expenses	7,930,120	4,663,326	12,984,679	8,512,449
Loss From Operations	(5,290,252)	(1,395,231)	(7,965,750)	(4,050,922)
Other Income (Expense):
Other income (expense), net	14,399	(11,113)	1,241	16,342
Gain on foreign currency transactions	351,434	-	351,434	-
Interest income, net	1,041,468	715,126	1,900,673	1,449,575
Net Loss	(3,882,951)	(691,218)	(5,712,402)	(2,585,005)
Less: net loss attributable to non-controlling interest	(79,693)	-	(210,034)	-
Net Loss Attributable to Common Stockholders	$(3,803,258)	$(691,218)	$(5,502,368)	$(2,585,005)

Net Loss per Common Share
Basic and Diluted	$(0.09)	$(0.02)	$(0.13)	$(0.07)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	43,212,071	37,199,100	41,034,900	37,559,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Loss	$(3,882,951)	$(691,218)	$(5,712,402)	$(2,585,005)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(106,641)	-	(440,970)	1,880
Total comprehensive loss	(3,989,592)	(691,218)	(6,153,372)	(2,583,125)
Less: net loss attributable to non-controlling interest	(79,693)	-	(210,034)	-
Less: other comprehensive income (loss) attributable to non-controlling interest	(63,983)	-	(264,627)	-
Comprehensive Loss Attributable to Common Stockholders	$(3,845,916)	$(691,218)	$(5,678,711)	$(2,583,125)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For The Three and Six Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Allied Gaming & Entertainment Inc. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity	Interest	Equity
Balance - January 1, 2024	39,085,470	$3,909	2,279,784	$(2,693,653)	$198,677,132	$-	$433,565	$(113,671,029)	$82,749,924	$10,658,117	$93,408,041
Stock-based compensation:
Restricted common stock	1,460,000	146	-	-	458,374	-	-	-	458,520	-	458,520
Stock options	-	-	-	-	13,080	-	-	-	13,080	-	13,080
Shares withheld for employee payroll tax	(80,373)	(8)	-	-	(84,176)	-	-	-	(84,184)	-	(84,184)
Issuance of common stock pursuant to a Share Purchase Agreement	7,330,000	733	-	-	6,596,267	(4,597,000)	-	-	2,000,000	-	2,000,000
Net loss	-	-	-	-	-	-	-	(1,699,110)	(1,699,110)	(130,341)	(1,829,451)
Other comprehensive loss	-	-	-	-	-	-	(133,685)	-	(133,685)	(200,644)	(334,329)
Balance - March 31, 2024	47,795,097	$4,780	2,279,784	$(2,693,653)	$205,660,677	$(4,597,000)	$299,880	$(115,370,139)	$83,304,545	$10,327,132	$93,631,677
Stock-based compensation:
Restricted common stock	-	-	-	-	189,229	-	-	-	189,229	-	189,229
Stock options	-	-	-	-	13,079	-	-	-	13,079	-	13,079
Cancellation of common stock previously issued pursuant to a Share Purchase Agreement	(7,330,000)	(733)	-	-	(6,596,267)	4,597,000	-	-	(2,000,000)	-	(2,000,000)
Net loss	-	-	-	-	-	-	-	(3,803,258)	(3,803,258)	(79,693)	(3,882,951)
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	-	(42,658)	-	(42,658)	(63,983)	(106,641)
Balance - June 30, 2024	40,465,097	$4,047	2,279,784	$(2,693,653)	$199,266,718	$-	$257,222	$(119,173,397)	$77,660,937	$10,183,456	$87,844,393

	For The Three and Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Allied Gaming & Entertainment Inc. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity	Interest	Equity
Balance - January 1, 2023	39,085,470	$3,909	581,746	$(610,562)	$198,526,614	$-	$219,675	$(110,235,568)	$87,904,068	$-	87,904,068
Stock-based compensation:
Stock options	-	-	-	-	5,126	-	-	-	5,126	-	5,126
Repurchases of common stock	-	-	1,105,604	(1,459,078)	-	-	-	-	(1,459,078)	-	(1,459,078)
Net loss	-	-	-	-	-	-	-	(1,893,787)	(1,893,787)	-	(1,893,787)
Other comprehensive income	-	-	-	-	-	-	1,880	-	1,880	-	1,880
Balance - March 31, 2023	39,085,470	$3,909	1,687,350	$(2,069,640)	$198,531,740	$-	$221,555	$(112,129,355)	$84,558,209	$-	84,558,209
Stock-based compensation:
Stock options	-	-	-	-	66,856	-	-	-	66,856	-	66,856
Repurchases of common stock	-	-	372,436	(415,313)	-	-	-	-	(415,313)	-	(415,313)
Net loss	-	-	-	-	-	-	-	(691,218)	(691,218)	-	(691,218)
Balance - June 30, 2023	39,085,470	$3,909	2,059,786	$(2,484,953)	$198,598,596	$-	$221,555	$(112,820,573)	$83,518,534	$-	83,518,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(5,712,402)	$(2,585,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	673,908	71,982
Non-cash operating lease expense	549,977	469,232
Net gains on sale of equipment	-	(8,388)
Expenses paid using digital assets	-	461
Depreciation and amortization	780,168	790,778

Changes in operating assets and liabilities:
Accounts receivable	164,010	(941,066)
Interest receivable	(1,303,175)	(816,652)
Prepaid expenses and other current assets	40,468	227,637
Accounts payable	641,038	258,986
Accrued expenses and other current liabilities	140,369	86,349
Operating lease liability	(760,066)	(576,188)
Deferred revenue	246,517	11,324
Total Adjustments	1,173,214	(425,545)
Net Cash Used In Operating Activities	(4,539,188)	(3,010,550)
Cash Flows From Investing Activities
Expenditures on software development costs	-	(49,950)
Issuance of short-term loan	(1,340,149)	-
Proceeds from repayment of short-term loan	1,340,149	-
Proceeds from maturing of short-term investments	41,576,326	20,000,000
Purchases of short-term investments	(39,876,326)	(4,500,000)
Proceeds from sale of equipment	-	106,914
Purchases of intangible assets	-	(565,000)
Purchases of property and equipment	(13,414)	(81,827)
Net Cash Provided By Investing Activities	1,686,586	14,910,137
Cash Flows From Financing Activities
Repurchases of common stock	-	(1,874,391)
Proceeds from issuance of common stock in share purchase agreement	2,000,000	-
Return of proceeds upon cancellation of common stock previously issued pursuant to a share purchase agreement	(2,000,000)	-
Proceeds from short-term loans	19,846,197	-
Net Cash Provided By (Used In) Financing Activities	19,846,197	(1,874,391)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

(unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Effect of Exchange Rate Changes on Cash	(10,543)	(28)
Net Increase In Cash, Cash Equivalents, And Restricted Cash	16,983,052	10,025,168
Cash, cash equivalents, and restricted cash - Beginning of Period	21,320,583	16,167,442
Cash, cash equivalents, and restricted cash - End of Period	$38,303,635	$26,192,610
Cash and restricted cash consisted of the following:
Cash	$33,303,635	$21,192,610
Restricted cash	5,000,000	5,000,000
	$38,303,635	$26,192,610

Non-Cash Investing and Financing Activities:
Operating ROU asset for lease liability	$85,095	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization and Nature of Operations

Allied Gaming & Entertainment Inc. (“AGAE” and together with its subsidiaries, the “Company”) operates a public esports and entertainment company through its wholly owned subsidiaries Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”), Allied Mobile Entertainment Inc. (“AME”), Allied Mobile Entertainment (Hong Kong) Limited (“AME-HK”), Allied Experiential Entertainment Inc. (“AEE”), AGAE Investment Limited, formerly known as Skyline Music Entertainment (Hong Kong) Limited (“Skyline HK”), and Allied Esports GmbH (“AEG”). AEII produces a variety of esports and gaming-related content, including world class tournaments, live and virtual events, and original programming to continuously foster an engaged gaming community. ESALV operates HyperX Arena Las Vegas, the world’s most recognized esports facility. AME-HK is a wholly owned subsidiary of AME and owns a 40% interest in Beijing Lianzhong Zhihe Technology Co. (“ZTech”). ZTech is engaged in the development and distribution of mobile casual games in China. AEE owns a 51% interest in Skyline Music Entertainment Limited, which is principally engaged in the organization of events, shows and concerts by top entertainment artists. AEG is currently inactive and is in the final stage of liquidation.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements have been derived from the Company’s accounting records and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024, as amended by the Form 10-K/A filed on April 29, 2024.

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

As of June 30, 2024	Level 1	Level 2	Level 3	Total

Digital assets	$49,300	$-	$-	$49,300

Sponsor warrants	-	-	100	100

Total	$49,300	$-	$100	$49,400

As of December 31, 2023	Level 1	Level 2	Level 3	Total

Digital assets	$49,300	$-	$-	$49,300

Sponsor warrants	-	-	100	100

Total	$49,300	$-	$100	$49,400

The carrying amounts of the Company’s financial instruments, such as cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, operating lease liability, accrued liabilities, and loans payable approximate fair value due to the short-term nature of these instruments.

See Digital Assets below for further details on digital assets.

The sponsor warrants are carried at fair value as of June 30, 2024 and December 31, 2023 and are included in accrued expenses on the accompanying condensed consolidated balance sheets. The sponsor warrants are valued using level 3 inputs. The fair value of the sponsor warrants is estimated using the Black-Scholes option pricing method. Significant level 3 inputs used to calculate the fair value of the sponsor warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

The following is a roll forward of the Company’s Level 3 instruments during the six months ended June 30, 2024:

Balance, January 1, 2024	$100
Change in fair value of sponsor warrants	-
Balance, June 30, 2024	$100

The key inputs into the Black-Scholes model used to value sponsor Warrants at the relevant measurement dates were as follows:

	June 30,	December 31,
Input	2024	2023
Risk-free rate	5.47%	5.41%
Remaining term in years	0.11	0.61
Expected volatility	88.0%	68.0%
Exercise price	$11.50	$11.50
Fair value of common stock	$1.27	$1.06

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(3,803,258)	$(691,218)	$(5,502,368)	$(2,585,005)

Denominator:
Weighted-average common shares outstanding	44,307,071	37,199,100	41,811,026	37,559,922
Less: weighted-average unvested restricted shares	(1,095,000)	-	(776,126)	-
Denominator for basic and diluted net loss per share	43,212,071	37,199,100	$41,034,900	$37,559,922

Basic and Diluted Net Loss per Common Share	$(0.09)	$(0.02)	$(0.13)	$(0.07)

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of June 30,
	2024	2023
Options	1,320,000	1,540,000
Warrants	20,091,549	20,091,549
Contingent consideration shares (1)	192,308	192,308
	21,603,857	21,823,857

(1)	Holders who elected to convert their convertible debt into common stock are entitled to receive contingent consideration shares equal to the product of (i) 3,846,153 shares, multiplied by (ii) that holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after August 9, 2019, the last exchange reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days.

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company recognizes revenue primarily from the following sources:

In-person revenue

In-person revenue was comprised of the following for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Event Revenue	$297,028	$612,006	$871,921	$1,173,084
Sponsorship revenue	457,737	457,739	918,474	817,479
Food and beverage revenue	34,249	37,939	71,131	125,791
Ticket and gaming revenue	93,879	119,568	222,412	249,705
Merchandising revenue	34,469	40,521	88,622	95,044
	$917,362	$1,267,773	$2,172,560	$2,461,103

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

The Company records deferred revenue to the extent that payment has been received for services that have yet to be performed.

Multiplatform revenue

Multiplatform revenue was comprised of the following for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Sponsorship revenue	$-	$2,000,000	$-	$2,000,000
Distribution revenue	52	322	111	424
Total multiplatform revenue	$52	$2,000,322	$111	$2,000,424

The Company’s distribution revenue is generated primarily through the distribution of content to online channels. Any advertising revenue earned by online channels is shared with the Company. The Company recognizes online advertising revenue at the point in time when the advertisements are placed in the video content.

The Company generates sponsorship revenue from the production and distribution of programming over interactive live-streaming services.

Casual mobile gaming revenue

The Company’s casual mobile gaming revenue is generated through ZTech which was acquired on October 31, 2023. See Note 3 – Business Combination for additional details. Casual mobile gaming revenue amounted to approximately $1.7 million and $0 for the three months ended June 30, 2024 and 2023, respectively. Casual mobile gaming revenue amounted to approximately $2.9 million and $0 for the six months ended June 30, 2024 and 2023, respectively. Casual mobile gaming revenue is generated through contractual relationships with various advertising service providers for advertisements within the Company’s casual mobile games. Advertisements can be in the form of an impression, click-throughs, videos, or banners. The Company has determined the advertising service provider to be its customer and displaying the advertisements within its games is identified as the single performance obligation. Revenue from advertisements is recognized when the ad is displayed or clicked and the advertising service provider receives the benefits provided from this service. The price can be determined by the applicable evidence of the arrangement, which may include a master contract or a third-party statement of activity.

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

The Company’s casual games are played on various mobile third-party platforms for which such third parties collect monies from advertisers and remit the net proceeds after deducting payment processing fees and player incentive payments. The Company is primarily responsible for providing access to the games, has control over the content and functionality of games before they are accessed by players, and has the discretion to establish the pricing for the advertisements. Therefore, the Company concluded that it is the principal in the transaction, and as a result, revenues are reported gross of payment processing fees and player incentive fees. Payment processing fees and player incentive fees are recorded as components of cost of revenue in the accompanying condensed consolidated statements of operations.

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues Recognized at a Point in Time:
Food and beverage revenue	$34,249	$37,939	$71,131	$125,791
Ticket and gaming revenue	93,879	119,568	222,412	249,705
Merchandising revenue	34,469	40,521	88,622	95,044
Casual mobile games	1,722,454	-	2,846,258	-
Distribution revenue	52	322	111	424
Total Revenues Recognized at a Point in Time	2,182,131	810,356	4,100,455	1,644,048

Revenues Recognized Over a Period of Time:
Sponsorship revenue	457,737	2,457,739	918,474	2,817,479
Total Revenues Recognized Over a Period of Time	457,737	2,457,739	918,474	2,817,479
Total Revenues	$2,639,868	$3,268,095	$5,018,929	$4,461,527

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of June 30, 2024 and December 31, 2023, the Company had contract liabilities of $350,265 and $103,748, respectively, which is included in deferred revenue on the condensed consolidated balance sheet.

Through June 30, 2024, the Company has satisfied $89,251 of performance obligations in connection with contract liabilities included within deferred revenue on the December 31, 2023 consolidated balance sheet. The Company expects to satisfy the remaining performance obligations of $14,497 related to its December 31, 2023 deferred revenue balance within the next twelve months. During the six months ended June 30, 2024 and 2023, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in our consolidated statements of operations and comprehensive loss. There were no impairment losses for the three and six months ended June 30, 2024 and 2023 and no digital assets were sold during the same time periods.

There were no changes in the balance of the Company’s digital assets during the six months ended June 30, 2024.

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, restricted cash, short-term investments, interest receivable, and accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and geographies. The Company maintains cash deposits and short-term investments with major U.S. financial institutions that at various times may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2024, two customers represented an aggregate of 91% of the Company’s accounts receivable balance. Historically, the Company has not experienced any losses due to such concentration of credit risk.

During the three months ended June 30, 2024 and 2023, 65% and 0%, respectively, of the Company’s revenues were from customers located outside the United States. During the six months ended June 30, 2024 and 2023, 56% and 0%, respectively, of the Company’s revenues were from customers located outside the United States.

During the three months ended June 30, 2024, the Company’s two largest customers accounted for 65%, and 17% of the Company’s consolidated revenues. During the six months ended June 30, 2024, the Company’s two largest customers accounted for 56%, and 18% of the Company’s consolidated revenues. During the three months ended June 30, 2023, the Company’s two largest customers accounted for 61%, and 12% of the Company’s consolidated revenues. During the six months ended June 30, 2023, the Company’s two largest customers accounted for 45%, and 16% of the Company’s consolidated revenues.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar, Euro, and Chinese Yuan). Since the acquisition of ZTech on October 31, 2023, Yuan-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.1376 and 0.1410 at June 30, 2024 and December 31, 2023, respectively) and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.1381 and 0.1427 for the three months ended June 30, 2024 and 2023, respectively, and (0.1388 and 0.1444 for the six months ended June 30, 2024 and 2023, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income (loss).

Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (1.0791 and 1.1036 at June 30, 2024 and December 31, 2023, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (1.0763 and 1.0885 for the three months ended June 30, 2024 and 2023, respectively, and 1.0810 and 1.0806 for the six months ended June 30, 2024 and 2023, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income (loss).

The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Realized gains of approximately $0.4 million and $0 arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency for the six months ended June 30, 2024 and 2023, respectively, are recognized in other income (expense) in the accompanying condensed consolidated statements of operations.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Segment Reporting

Reportable segments are components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.  The chief operating decision maker of Allied Esports is Allied Esports’s chief executive officer and the chief operating decision makers of Z-Tech and Skyline are senior executives of these subsidiaries. Separate discrete financial information for each of Allied Esports, Z-Tech and Skyline are reviewed separately by chief operating decision makers and the operations of Allied Esports, Z-Tech and Skyline are managed separately.  As such, the operations of Allied Esports (principally video game events and tournaments), Z-Tech (casual mobile games) and Skyline (live concert promotion) are reported as separate operating segments. See Note 11 – Segment Data.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures (Topic 280), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance becomes effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

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

The following information represents the unaudited pro forma combined results of operations, giving effect to the acquisitions as if they occurred at the beginning of the year ended December 31, 2023.

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
		Pro-forma			Pro-forma
	As reported	Adjustments	Pro-forma	As reported	Adjustments	Pro-forma
Revenues	$3,268,095	$5,195,247	$8,463,342	$4,461,527	$11,779,916	$16,241,443

Net loss	$(691,218)	$(324,679)	$(1,015,897)	$(2,585,005)	$(410,223)	$(2,995,228)

Basic and diluted loss per common share	$(0.02)		$(0.03)	$(0.07)		$(0.08)

Weighted-average common shares outstanding	37,199,100		37,199,100	37,559,922		37,559,922

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Short-Term Investments

Short-term investments consist of the following:

	Certificates of Deposit	Equity Linked Notes	FX Linked Notes	Total Short-term Investments
Balance as of January 1, 2024	$56,500,000	$-	$-	$56,500,000
Maturing of short-term investments	(6,500,000)	-	-	(6,500,000)
Purchase of short-term investments	4,800,000	-	-	4,800,000
Purchase of equity linked notes	-	14,852,073	-	14,852,073
Purchase of FX linked note		-	20,224,253	20,224,253
Maturing of equity linked notes		(14,852,073)		(14,852,073)
Maturing of FX linked note			(20,224,253)	(20,224,253)
Balance as of June 30, 2024	$54,800,000	$-	$-	$54,800,000

Short-term investments include certificates of deposit with original maturities of greater than three months but less than or equal to twelve months when purchased.

Between March 5, 2024 and May 15, 2024, the Company entered into four one-month FX linked notes, an investment product which provides for a fixed interest payment between 3% and 6% per annum on the notional amount with the ultimate return or loss linked to the change in the Japanese Yen/United States Dollar exchange rate. As of June 30, 2024 all FX linked notes had matured with no gain or loss recognized on the investment. Interest income on these notes for the six months ended June 30, 2024 amounted to $77,275.

Between March 15, 2024 and May 1, 2024, the Company entered into three three-month equity linked notes which are investment products that provide for a coupon amount between 6% and 8% per annum and an ultimate return (or loss) tied to the performance of the underlying equities.  The notes are callable by the issuer at the end of each month at which time no further coupon amounts shall be payable.  As of June 30, 2024 all equity notes had matured with no gain or loss recognized on the investment. Interest income on these notes for the six months ended June 30, 2024 amounted to $142,222.

Note 5 – Intangible Assets, net

Intangible assets consist of the following:

	Trademarks	Software Licenses	Software Development Costs	Mobile Games Licenses	Customer Relationships	Total Intangibles	Accumulated Amortization	Total
Balance as of January 1, 2024	$41,145	$565,000	$149,850	$158,768	$5,584,127	$6,498,888	$(244,158)	$6,254,731
Amortization expense	-	-	-	-	-	-	(311,271)	(311,271)
Foreign currency translation adjustment	-	-	-	(3,931)	(138,290)	(142,221)		(142,221)
Balance as of June 30, 2024	$41,145	$565,000	$149,850	$154,837	$5,445,837	$6,356,667	$(555,429)	$5,801,239

Weighted average remaining amortization period at June 30, 2024 (in years)	8.8

On October 31, 2022, the Company entered into a system development agreement to develop an Allied Gaming membership management system and event organizer system. Pursuant to the terms of the agreement, the Company has committed to spend an aggregate amount of $199,800 in four equal payments of $49,950. The Company has made three payments of $49,950 for a total of $149,850 as of June 30, 2024 which was capitalized and included within intangible assets on the accompanying condensed consolidated balance sheet and is shown as software development costs in the table above. As of June 30, 2024 the software development costs have not yet been placed into service.

Note 6 – Loan Receivable

On February 21, 2024, Skyline loaned an unrelated third-party vendor $1.34 million under a one-year loan contract. The loan was unsecured and bore interest at 5% per annum, payable at maturity. The loan, along with accrued interest thereon of $23,058, was repaid on June 27, 2024.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2024	2023
Compensation expense	$345,078	$655,458
Event costs	18,479	5,534
Legal and professional fees	377,384	32,150
Warrant liabilities	100	100
Other accrued expenses	116,134	70,270
Accrued expenses and other current liabilities	$857,175	$763,512

Note 8 – Loans Payable

On December 13, 2023, AME-HK borrowed 1.3 billion Yen or approximately $9.0 million (USD) under a $10 million credit facility provided by Morgan Stanley Bank Asia Limited (the “Bank”) in connection with the Company’s $40 million investment in 12-month certificates of deposit with the Bank. The credit facility includes term loans, bank overdrafts, margin loans and certain other borrowings. The 12-month term loan is non-interest bearing.

On March 8, 2024, the credit facility was increased to $20 million under which, on March 15, 2024, AME-HK borrowed an additional 948.2 million Yen or approximately $6.5 million (USD). This 12-month term loan bears interest at a fixed rate of 0.3% per annum, payable at maturity on March 17, 2025.

On May 14, 2024, AME-HK borrowed an additional 837.4 million Yen or approximately $5.4 million (USD). This 12-month term loan bears interest at a fixed rate of 0.65% per annum, payable at maturity on May 14, 2025.

On June 28, 2024, the credit facility was increased to $35 million under which, on June 28, 2024, AME-HK borrowed an additional 1.6 billion Yen or approximately $10.0 million (USD). This 12-month term loan bears interest at a fixed rate of 0.45% per annum, payable at maturity on June 30, 2025.

The proceeds of these low and non-interest bearing loans were used to acquire the equity and FX linked notes discussed in Note 4 – Short Term Investments.

The following is a roll forward of the Company’s loans payable balance during the six months ended June 30, 2024:

Balance as of January 1, 2024	$9,230,168
Additional borrowings under credit facility	19,846,197
Balance as of June 30, 2024	$29,076,365

For the three and six months ended June 30, 2024, the Company had recorded interest expense of $17,946 and $18,222, respectively, on the loans.

Note 9 – Commitments and Contingencies

Litigations, Claims, and Assessments

The Company is periodically involved in various disputes, claims, liens and litigation matters arising out of the normal course of business. Such litigation may have an adverse impact on the Company’s business and results of operations, may be costly to defend, or may cause disruptions to the Company’s operations. As discussed in more detail below, Knighted Pastures, LLC (“Knighted”) recently filed a complaint against, among other defendants, the Company and the members of the Company’s Board of Directors. The Company is incurring additional costs to defend such litigation and it may continue to cause the Company management to divert attention and resources from business operations.

On March 7, 2024, Knighted, an AGAE stockholder, filed a complaint in the Court of Chancery of the State of Delaware (the “Court”) against the Company, the members of the Board of Directors, and certain additional defendants (the “Knighted Action”).  The complaint alleged, among other things, that the members of our Board of Directors breached their fiduciary duty in connection with (1) the approval of a Share Purchase Agreement that AGAE entered into on or around December 28, 2023, (2) the approval and adoption of certain amendments to AGAE’s Bylaws on or around January 5, 2024, and (3) the approval and adoption of a rights agreement on or around February 9, 2024. The Knighted Action sought both injunctive reliefs and money damages.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

On June 20, 2024, following expedited discovery and entry of resolutions by the Board of Directors addressing issues raised by the Knighted Action, the Court entered an Order granting in part the Company and Board of Directors’ motion to dismiss the Knighted Action as moot.  The Court therefore cancelled the trial in the Knighted Action.  The Court ordered the parties to submit further filings on Knighted’s claim for attorneys’ fees and costs and any other issues required to bring the Knighted Action to a final conclusion. On August 2, 2024, Knighted filed a motion for an attorney’s fee award based on the purported corporate benefit its case provided to the Company and its other shareholders. The Company intends to oppose the motion in its entirety.

Given that management is disputing all claims by Knighted for attorney fees and has determined that it is not probable that such claims will be paid, the Company has not accrued for these claims as of June 30, 2024.

Operating Leases

The Company leases office space in Beijing, China pursuant to a lease dated April 1, 2023 through an operating lease that expires on June 30, 2027. The lease provides for a monthly base rent of 50,000 yuan or approximately $6,900, payable quarterly. Effective April 1, 2024, the Beijing lease was amended to provide for a monthly base rent of 63,000 yuan or approximately $8,800 payable quarterly. There were no additional changes to the lease agreement. The increase in monthly base rent increased the right-of-use asset and lease liability by $85,095.

The Company’s aggregate operating lease expense incurred during the three months ended June 30, 2024 and 2023 amounted to $457,690 and $425,909, respectively, of which $349,605 and $321,522, respectively, is included within in-person costs and $108,085 and $104,387, respectively, is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

The Company’s aggregate operating lease expense incurred during the six months ended June 30, 2024 and 2023 amounted to $905,105 and $842,202, respectively, of which $699,210 and $642,516, respectively, is included within in-person costs and $205,895 and $199,686, respectively, is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$760,066	$576,188

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$85,095	$-

Weighted Average Remaining Lease Term (Years)
Operating leases	3.85	4.92

Weighted Average Discount Rate
Operating leases	5.00% - 5.75%	5.00%

A summary of the Company’s remaining operating lease liabilities as of June 30, 2024 is as follows:

For the Years Ending December 31,	Amount
2024 (July 1, 2024 through December 31, 2024)	$935,496
2025	1,872,648
2026	1,849,188
2027	1,735,998
Thereafter	712,500
Total lease payments	7,105,830
Less: amount representing imputed interest	(743,963)
Present value of lease liability	6,361,867
Less: current portion	(1,545,350)
Lease liability, non-current portion	$4,816,517

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Employment Agreement

On March 6, 2024 (the “Effective Date”), the Company entered into an employment agreement with Ms. Yinghua Chen, the Chief Executive Officer of the Company (the “Employment Agreement”). Pursuant to the Employment Agreement, Ms. Chen will, among other things, (i) receive a base annual salary of $300,000, subject to adjustment as the Board deems appropriate; and (ii) be eligible to receive an annual incentive bonus of up to 60% of her annual salary, as determined annually at the discretion of the Board. If Ms. Chen is terminated without cause, she will be entitled to receive severance equal to sixty (60) months of her base salary payable in equal installments over a sixty-month period, as well as any accrued and unused vacation pay, and all equity compensation will be fully accelerated.

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

On March 7, 2024, the Company closed on the share purchase agreement and received $2 million of the total purchase price for the Purchased Shares and the Purchaser agreed to pay the remaining consideration of $4.597 million within 2 months of the closing along with interest thereon at a simple interest rate of 5% per annum. The remaining consideration is collateralized by a pledge and first priority lien and security interest in 5,107,778 shares issued by the Company to the Purchaser.

On June 15, 2024, the Company and the Purchaser entered into a termination agreement pursuant to which each party agreed to terminate the Purchase Agreement. Pursuant to the termination agreement, the Company agreed to pay the Purchaser $2,000,000 in cash and to forgive the Purchaser’s obligation to pay the remaining purchase price for the shares of $4,597,000, in exchange for the Purchaser transferring back to the Company all of the shares of common stock previously issued. All obligations under the termination agreement were satisfied as of July 3, 2024.

Rights Agreement

On February 9, 2024, the Company entered into a rights agreement with Continental Stock Transfer & Trust, as rights agent (the “Rights Agreement”) pursuant to which the Board declared a dividend of one preferred share purchase right (the “Right” or collectively the “Rights”) for each outstanding share of the Company’s common stock. The Rights were distributed to the stockholders of record at the start of business on that date (the “Record Date”). Each Right provides the registered holder, under certain circumstances and if the Rights become exercisable, the right to purchase from the Company one one-thousandth of a share of a newly designated Series A Junior Participating Preferred Stock, par value $0.0001 per share (the “Series A Preferred Shares”) at an exercise price of $7.00 per one one-thousandth of a Series A Preferred Share. On that date, the Board also authorized the issuance of one Right with respect to each additional Common Share that becomes outstanding after the Record Date, but before the Distribution Date (as defined in the Rights Agreement) and, in certain limited circumstances, after the Distribution Date.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Rights are not exercisable until the Distribution Date. Until a Right is exercised, the holder has no right as a stockholder of the Company, including dividend, voting or liquidation rights.

At any time until the earlier of (a) a person becomes an Acquiring Person (as defined in the Rights Agreement) and (b) the final expiration date (as defined in the Rights Agreement), the Board may, at its option and in its sole discretion, direct the Company to redeem the Rights in whole but not in part, at a price of $0.0001 per Right (the “Redemption Price”).

Stock Options

A summary of the option activity during the six months ended June 30, 2024 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2024	1,490,000	$3.55
Granted	-	-
Exercised	-	-
Expired	(170,000)	4.09
Outstanding, June 30, 2024	1,320,000	$3.48	5.79	$-

Exercisable, June 30, 2024	1,100,000	$3.73	5.56	$-

Options outstanding and exercisable as of June 30, 2024 are as follows:

Options Outstanding		Options Exercisable

		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.11	40,000	6.00	30,000
$2.17	120,000	6.10	90,000
$2.21	350,000	5.45	200,000
$2.48	120,000	6.85	90,000
$4.09	460,000	5.39	460,000
$5.66	230,000	5.22	230,000
	1,320,000	5.56	1,100,000

For the three months ended June 30, 2024 and 2023, the Company recorded $13,079 and $66,856, respectively, of stock-based compensation expense related to stock options. For the six months ended June 30, 2024 and 2023, the Company recorded $26,159 and $71,982, respectively, of stock-based compensation expense related to stock options. As of June 30, 2024, there was $51,840 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the weighted average remaining vesting period of 1.17 years.

Restricted Common Stock

On February 22, 2024, the Company awarded, in aggregate, 1,460,000 shares of common stock (the “Restricted Shares”) to its directors and certain executive officers which are subject to certain transfer and other restrictions set forth in the grant agreement signed by each recipient under the Equity Incentive Plan.  The Restricted Shares vest in four equal installments as follows: twenty-five (25%) on the date of grant and 25% in three (3) successive installments upon the completion of each six (6) month period of service over an eighteen (18) month period measured from the date of grant.  The transfer restrictions include a lock-up agreement under which, among other things, each recipient agreed not to sell, pledge, or otherwise dispose of the shares for a three-year period commencing on the date of the grant.

For the three months ended June 30, 2024 and 2023, the Company recorded $189,229 and $0, respectively, of stock-based compensation expense related to restricted stock. For the six months ended June 30, 2024 and 2023, the Company recorded $647,749 and $0, respectively, of stock-based compensation expense related to restricted stock. As of June 30, 2024, there was $870,251 of unrecognized stock-based compensation expense related to the restricted stock that will be recognized over the weighted average remaining vesting period of 0.9 years.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 11 – Segment Data

Each of the Company’s business segments offer different, but synergistic products and services, and are managed separately, by different chief operating decision makers. Segment performance is evaluated based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

The Company’s business consists of three reportable business segments:

●	E-sports, provided through Allied Esports, including video game events and tournaments.

●	Casual mobile gaming, provided through Z-Tech.

●	Live concert promotion and events organizing, provided through Skyline.

The following tables present segment information for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30, 2024					For the Three Months Ended June 30, 2023
		Causal Mobile					Causal Mobile
	E-sports	Gaming	Concerts	Corporate (1)	TOTAL	E-sports	Gaming	Concerts	Corporate (1)	TOTAL
Revenues	$917,414	$1,722,454	$-	$-	$2,639,868	$3,268,095	$-	$-	$-	$3,268,095

Revenues from foreign operations	$-	$1,722,454	$-	$-	$1,722,454	$-	$-	$-	$-	$-

Depreciation and amortization	$229,967	$143,874	$-	$28,857	$402,698	$211,711	$-	$-	$507	$212,218

Loss from operations	$(648,699)	$(249,546)	$(109,929)	$(4,282,078)	$(5,290,252)	$(231,446)	$-	$-	$(1,163,785)	$(1,395,231)

Interest income	$-	$-	$-	$1,050,875	$1,050,875	$-	$-	$-	$715,126	$715,126

Interest expense	$-	$-	$-	$(9,407)	$(9,407)	$-	$-	$-	$-	$-

	For the Six Months Ended June 30, 2024					For the Six Months Ended June 30, 2023
		Causal Mobile					Causal Mobile
	E-sports	Gaming	Concerts	Corporate (1)	TOTAL	E-sports	Gaming	Concerts	Corporate (1)	TOTAL
Revenues	$2,172,671	$2,846,258	$-	$-	$5,018,929	$4,461,527	$-	$-	$-	$4,461,527

Revenues from foreign operations	$-	$2,846,258	$-	$-	$2,846,258	$-	$-	$-	$-	$-

Depreciation and amortization	$467,401	$255,052	$-	$57,715	$780,168	$789,763	$-	$-	$1,015	$790,778

Loss from operations	$(1,252,719)	$(481,255)	$(136,419)	$(6,095,357)	$(7,965,750)	$(1,531,344)	$-	$-	$(2,519,578)	$(4,050,922)

Interest income	$-	$-	$-	$1,910,955	$1,910,955	$-	$-	$-	$1,449,621	$1,449,621

Interest expense	$-	$-	$-	$(10,282)	$(10,282)	$-	$-	$-	$(46)	$(46)

(1)	Represents unallocated corporate assets not directly attributable to any one of the business segments and unallocated corporate operating losses resulting from general corporate overhead expenses not directly attributable to any one of the business segments. Corporate operating expense are reported separate from the Company’s identified segments and are included in general and administrative expenses on the accompanying consolidated statements of operations.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents segment information as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024					As of December 31, 2023
		Causal Mobile					Causal Mobile
	E-sports	Gaming	Concerts	Corporate (1)	TOTAL	E-sports	Gaming	Concerts	Corporate (1)	TOTAL
Goodwill and intangible assets, net	$16,845	$17,630,359	$-	$567,861	$18,215,065	$18,843	$18,340,383	$-	$624,561	$18,983,787

Property and equipment, net	$3,353,546	$24,318	$-	$254	$3,378,118	$3,808,985	$23,939	$-	$1,269	$3,834,193

Property and equipment, net - foreign operations	$-	$24,318	$-	$-	$24,318	$-	$23,939	$-	$-	$23,939

Total assets (2)	$9,296,359	$18,275,591	$5,977,744	$93,147,956	$126,697,650	$10,842,100	$18,793,420	$6,007,381	$76,373,786	$112,016,687

(1)	Represents unallocated corporate assets not directly attributable to any one of the business segments and unallocated corporate operating losses resulting from general corporate overhead expenses not directly attributable to any one of the business segments. Corporate operating expense are reported separate from the Company’s identified segments and are included in general and administrative expenses on the accompanying consolidated statements of operations.

(2)	Reflects reclassification of AME’s short-term investments, interest receivable and cash and cash equivalent to Corporate

Note 12 – Subsequent Events

Loan Receivable

On July 2, 2024, AME-HK loaned an unrelated third party 60 million RMB, or $8.4 million (USD) under a six-month loan contract. The loan is fully guaranteed by an individual’s assets and bears interest at 5% per annum, payable at maturity.

Compensatory Arrangement of Mr. Yangyang Li

On August 16, 2024, the Board of Directors of the Company, upon recommendation by the Compensation Committee, approved an annual base salary of $400,000 for Mr. Yangyang Li, the President of the Company. Mr. Li was appointed by the Board to serve as the President of the Company effective as of April 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of Allied Gaming & Entertainment Inc. (the “Company”) as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2023, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024, as amended on Form 10-K/A which was filed on April 29, 2024. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company and its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

On March 7, 2024, the Company received an initial payment of the Purchase Price of $2 million for the Purchased Shares and entered into a side letter agreement (the “Elite Side Letter Agreement”) with the Purchaser whereby the Purchaser agreed to pay the remaining consideration of $4.597 million within 2 months of the closing along with interest thereon at a simple interest rate of 5% per annum. The remaining consideration was collateralized by a pledge and first priority lien and security interest in 5,107,778 shares of Common Stock of the Purchased Shares issued by the Company to the Purchaser. All obligations under the termination agreement were satisfied as of July 3, 2024.

On June 15, 2024, the Company entered into a Termination Agreement (the “Termination Agreement”) with the Purchaser, pursuant to which the Parties agreed to mutually terminate each of that certain Share Purchase Agreement, dated December 28, 2023 (the “SPA”), First Letter Agreement, dated February 1, 2024, Second Letter Agreement, dated February 28, 2024, and Third Letter Agreement, dated March 7, 2024. In addition, the Company agreed to (i) pay the Purchaser a total of $2,000,000, in cash, and (ii) forgive the Purchaser’s obligation to pay the remaining purchase price of $4.597 million for the shares, in exchange for the Purchaser transferring back to the Company all of the shares of common stock previously issued to the Purchaser pursuant to the SPA.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

	For the Three Months Ended June 30,		Favorable
(in thousands)	2024	2023	(Unfavorable)
Revenues:
In-person	$917	$1,268	$(351)
Multiplatform content	-	2,000	(2,000)
Casual mobile gaming	1,723	-	1,723
Total Revenues	2,640	3,268	(628)
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	502	644	142
Multiplatform content (exclusive of depreciation and amortization)	-	1,517	1,517
Casual mobile gaming (exclusive of depreciation and amortization)	1,561	-	(1,561)
Research and development expenses	174	-	(174)
Selling and marketing expenses	54	67	13
General and administrative expenses	5,236	2,223	(3,013)
Depreciation and amortization	403	212	(191)
Total Costs and Expenses	7,930	4,663	(3,267)
Loss From Operations	(5,290)	(1,395)	(3,895)
Other Income (Expense):
Other income (expense), net	14	(11)	25
Gain realized on foreign currency transactions	351	-	351
Interest income, net	1,042	715	327
Net Loss	(3,883)	(691)	(3,192)
Less: net loss attributable to non-controlling interest	(80)	-	(80)
Net Loss Attributable to Common Stockholders	$(3,803)	$(691)	$(3,112)

Revenues

In-person experience revenues decreased by approximately $0.4 million, or 28%, to approximately $0.9 million for the three months ended June 30, 2024 from approximately $1.3 million for the three months ended June 30, 2023. The decrease of in-person experience revenues was driven by a $0.4 million decrease in arena and truck event revenue for the three months ended June 30, 2024 resulting from fewer events held during the period.

Multiplatform content revenue was $0.0 for the three months ended June 30, 2024 and $2.0 million for the three months ended June 30, 2023. The decrease was due to Season 2 of Elevated, a live streaming event, that occurred during the three months ended June 30, 2023 and did not occur in 2024.

Casual mobile gaming revenue was $1.7 million for the three months ended June 30, 2024 and $0.0 million for the three months ended June 30, 2023, respectively. The increase in casual mobile games revenue was due to the casual mobile gaming revenue earned as the result of the business combination with ZTech on October 31, 2023.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $0.1 million, or 22%, to approximately $0.5 million for the three months ended June 30, 2024 from approximately $0.6 million for the three months ended June 30, 2023. The decrease is the result of the decrease in costs associated with the arena and truck events for the three months ended June 30, 2024 resulting from fewer events held during the period.

Multiplatform costs (exclusive of depreciation and amortization) decreased by approximately $1.5 million to $0.0 for the three months ended June 30, 2024 from approximately $1.5 million for the three months ended June 30, 2023. The decrease in multiplatform costs corresponds to the decrease in revenue as discussed above.

Casual mobile gaming costs (exclusive of depreciation and amortization) were $1.6 million for the three months ended June 30, 2024 and $0 for the three months ended June 30, 2023, respectively. The recognition of casual gaming costs and expenses began in connection with the business combination with ZTech on October 31, 2023.

Research and development expenses were $174 thousand and $0 for the three months ended June 30, 2024 and 2023, respectively. Research and development expenses consist principally of costs related to the development of new casual mobile games for ZTech.

Selling and marketing expenses decreased by approximately $13 thousand, or 19%, to approximately $54 thousand for the three months ended June 30, 2024 from approximately $67 thousand for the three months ended June 30, 2023.

General and administrative expenses increased by approximately $3.0 million, or 136%, to approximately $5.2 million for the three months ended June 30, 2024, from approximately $2.2 million for the three months ended June 30, 2023. The increase in general and administrative expenses resulted primarily from a $3.0 million increase in legal and professional fees related to a shareholder complaint filed in 2024, a $0.2 million increase in other legal and professional fees, and a $0.1 million increase in stock-based compensation related to restricted share awards granted on February 22, 2024. These increases were slightly offset by a $0.1 million decrease in payroll and payroll related costs in 2024 due to a decrease in headcount, in addition to a $0.2 million decrease in insurance costs related to D&O insurance that was renewed at a lower cost in August 2023.

Depreciation and amortization increased by approximately $0.2 million, or 91%, to approximately $0.4 million for the three months ended June 30, 2024, from approximately $0.2 million for the three months ended June 30, 2023. The increase was primarily due to the amortization of intangibles that were recorded as part of the business combination with ZTech on October 31, 2023.

Other income (expense), net

We recognized other income, net, of approximately $14 thousand during the three months ended June 30, 2024 compared to $11 thousand of other expense recorded for the three months ended June 30, 2023.

Gain realized on foreign currency transaction

The gain realized on foreign currency transaction was approximately $0.4 million for the three months ended June 30, 2024 compared to $0.0 for the three months ended June 30, 2023. The increase is a result of the change in the exchange rate of the Yen to United States Dollar for the loan received from Morgan Stanley Bank Asia Limited.

Interest income, net

Interest income, net, was approximately $1.0 million for the three months ended June 30, 2024 compared to approximately $0.7 million of interest income for the three months ended June 30, 2023. The increase is a result of the interest earned on a short-term investment purchased during the fourth quarter of 2023.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

	For the Six Months Ended June 30,		Favorable
(in thousands)	2024	2023	(Unfavorable)
Revenues:
In-person	$2,173	$2,461	$(288)
Multiplatform content	-	2,000	(2,000)
Casual mobile gaming	2,846	-	2,846
Total Revenues	5,019	4,461	558
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	1,138	1,316	178
Multiplatform content (exclusive of depreciation and amortization)	-	1,517	1,517
Casual mobile gaming (exclusive of depreciation and amortization)	2,498	-	(2,498)
Research and development expenses	369	-	(369)
Selling and marketing expenses	108	122	14
General and administrative expenses	8,092	4,766	(3,326)
Depreciation and amortization	780	791	11
Total Costs and Expenses	12,985	8,512	(4,473)
Loss From Operations	(7,966)	(4,051)	(3,915)
Other Income (Expense):
Other income (expense), net	1	16	(15)
Gain realized on foreign currency transactions	351	-	351
Interest income, net	1,902	1,450	452
Net Loss	(5,712)	(2,585)	(3,127)
Less: net loss attributable to non-controlling interest	(210)	-	(210)
Net Loss Attributable to Common Stockholders	$(5,502)	$(2,585)	$(2,917)

Revenues

In-person experience revenues decreased by approximately $0.3 million, or 12%, to approximately $2.2 million for the six months ended June 30, 2024 from approximately $2.5 million for the six months ended June 30, 2023. The decrease of in-person experience revenues was driven by a $0.3 million decrease in arena and truck event revenue for the six months ended June 30, 2024 resulting from fewer events held during the period.

Multiplatform content revenue was $0.0 for the six months ended June 30, 2024 and $2.0 million for the six months ended June 30, 2023. The decrease was due to Season 2 of Elevated, a live streaming event, that occurred during the six months ended June 30, 2023 and did not occur in 2024.

Casual mobile gaming revenue was $2.9 million for the six months ended June 30, 2024 and $0.0 million for the six months ended June 30, 2023, respectively. The increase in casual mobile games revenue was due to the casual mobile gaming revenue earned as the result of the business combination with ZTech on October 31, 2023.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $0.2 million, or 14%, to approximately $1.1 million for the six months ended June 30, 2024 from approximately $1.3 million for the six months ended June 30, 2023. The decrease is the result of the decrease in costs associated with the arena and truck events for the six months ended June 30, 2024 resulting from fewer events held during the period.

Multiplatform costs (exclusive of depreciation and amortization) decreased by approximately $1.5 million to $0.0 for the six months ended June 30, 2024 from approximately $1.5 million for the six months ended June 30, 2023. The decrease in multiplatform costs corresponds to the decrease in revenue as discussed above.

Casual mobile gaming costs (exclusive of depreciation and amortization) were $2.5 million for the six months ended June 30, 2024 and $0.0 million for the six months ended June 30, 2023, respectively. The recognition of casual gaming costs and expenses began in connection with the business combination with ZTech on October 31, 2023.

Research and development expenses were $369 thousand and $0 for the six months ended June 30, 2024 and 2023, respectively. Research and development expenses consist principally of costs related to the development of new casual mobile games for ZTech.

Selling and marketing expenses decreased by approximately $14 thousand, or 11%, to approximately $108 thousand for the six months ended June 30, 2024 from approximately $122 thousand for the six months ended June 30, 2023.

General and administrative expenses increased by approximately $3.3 million, or 70%, to approximately $8.1 million for the six months ended June 30, 2024, from approximately $4.8 million for the six months ended June 30, 2023. The increase in general and administrative expenses resulted primarily from a $3.1 million increase in legal and professional fees related to a shareholder complaint filed in 2024, a $0.3 million increase in other legal and professional fees, and a $0.6 million increase in stock-based compensation related to restricted share awards granted on February 22, 2024. These increases were slightly offset by a $0.4 million decrease in payroll and payroll related costs in 2024 due to a decrease in headcount, in addition to a $0.3 million decrease in insurance costs related to D&O insurance that was renewed at a lower cost in August 2023.

Depreciation and amortization decreased by approximately $11 thousand, or 1%, to approximately $0.8 million for the six months ended June 30, 2024, from approximately $0.8 million for the six months ended June 30, 2023. The decrease was primarily due to the disposal of office equipment and production equipment in 2023 related to the winding up of the Germany business, in addition to assets that became fully depreciated in 2023.

Other income (expense), net

We recognized other income, net, of approximately $1 thousand during the six months ended June 30, 2024 compared to $16 thousand of other income recorded for the six months ended June 30, 2023.

Gain realized on foreign currency transaction

The gain realized on foreign currency transaction was approximately $0.4 million for the three months ended June 30, 2024 compared to $0.0 for the three months ended June 30, 2023. The increase is a result of the change in the exchange rate of the Yen to United States Dollar for the loan received from Morgan Stanley Bank Asia Limited.

Interest income, net

Interest income, net, was approximately $1.9 million for the six months ended June 30, 2024 compared to approximately $1.5 million of interest income for the six months ended June 30, 2023. The increase is a result of the interest earned on a short-term investment purchased during the fourth quarter of 2023.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital at June 30, 2024 and December 31, 2023, respectively:

	June 30,	December 31,
(in thousands)	2024	2023
Current Assets	$94,734	$78,341
Current Liabilities	$32,967	$11,952
Working Capital Surplus	$61,767	$66,389

Our primary sources of liquidity and capital resources are cash and short-term investments on the balance sheet and funds that can be raised through debt or equity financing. We intend to utilize our credit facilities provided by our financial institutions for investment purposes, including but not limited to fixed interest returns on notes, bonds, and loans to qualified borrowers.

As of June 30, 2024, we had cash and cash equivalents of approximately $33.3 million (not including approximately $54.8 million of short-term investments and $5.0 million of restricted cash) and working capital of approximately $61.8 million. For the six months ended June 30, 2024 and 2023, we incurred a net loss of approximately $5.7 million and $2.6 million, respectively, and used cash in operations of approximately $4.5 million and $3.0 million, respectively.

Cash requirements for our current liabilities include approximately $29.1 million for loans payable, $2.0 million for accounts payable and accrued expenses, and $1.5 million for the current portion of an operating lease liability. Cash requirements for non-current liabilities include approximately $4.8 million for the non-current portion of an operating lease liability. The Company intends to meet these cash requirements from its current cash balance.

On December 13, 2023, AME-HK borrowed 1.3 billion Yen or approximately $9.0 million (USD) under a $10 million credit facility provided by Morgan Stanley Bank Asia Limited (the “Bank”) in connection with the Company’s $40 million investment in 12-month certificates of deposit with the Bank. The credit facility includes term loans, bank overdrafts, margin loans and certain other borrowings. The 12-month term loan is non-interest bearing.

On March 8, 2024, the credit facility was increased to $20 million under which, on March 15, 2024, AME-HK borrowed an additional 948.2 million Yen or approximately $6.5 million (USD). This 12-month term loan bears interest at a fixed rate of 0.3% per annum, payable at maturity on March 17, 2025.

On May 14, 2024, AME-HK borrowed an additional 837.4 million Yen or approximately $5.4 million (USD). This 12-month term loan bears interest at a fixed rate of 0.65% per annum, payable at maturity on May 14, 2025.

On June 28, 2024, the credit facility was increased to $35 million under which, on June 28, 2024, AME-HK borrowed an additional 1.6 billion Yen or approximately $10.0 million (USD). This 12-month term loan bears interest at a fixed rate of 0.45% per annum, payable at maturity on June 30, 2025.

The proceeds of these loans were used to acquire the equity and FX linked notes discussed in Note 4 – Short Term Investments.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(4,539)	$(3,011)
Investing activities	$1,687	$14,910
Financing activities	$19,846	$(1,874)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 and 2023 was approximately $4.5 million and $3.0 million, respectively, representing increased usage of cash of approximately $1.5 million. During the six months ended June 30, 2024 and 2023, the net cash used in operating activities was primarily attributable to the net loss of approximately $5.7 million and $2.6 million, respectively, adjusted for approximately $2.0 million and $1.3 million, respectively, of net non-cash expenses, and approximately $0.8 million and $1.7 million, respectively, of cash used in changes in the levels of operating assets and liabilities.

Net Cash Provided By Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 was approximately $1.7 million, which consisted of approximately $41.6 million in proceeds from the maturing of short-term investments, partially offset by approximately $39.9 million used for the purchase of short-term investments.

Net cash provided by investing activities for the six months ended June 30, 2023 was approximately $14.9 million, which consisted primarily of proceeds from the maturing of certificate of deposits of $20.0 million and approximately $0.1 million in proceeds from the sale of equipment. This was partially offset by $4.5 million of certificate of deposit purchases, approximately $0.6 million related to the acquisition of a mobile games license, and $0.1 million of property and equipment purchases.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $19.8 million compared to approximately $1.9 million of net cash used in financing activities during the six months ended June 30, 2023. Net cash provided by financing activities during the six months ended June 30, 2024 represented proceeds from a short-term loan of approximately $19.8 million and proceeds from the issuance of common stock in a share purchase agreement of $2.0 million, offset by the $2.0 million return of proceeds upon cancellation of common stock previously issued. Net cash used in financing activities during the six months ended June 30, 2023 represented the purchase of treasury stock.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing activities, nor does the Company have any interest in entities referred to as variable interest entities.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We consider accounting for goodwill impairment to be a critical accounting estimate. There are additional items within our financial statements that require estimation but are not deemed critical, as defined above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may be subject to litigation from stockholders, suppliers and other third parties from time to time. Such litigation may have an adverse impact on our business and results of operations, may be costly to defend, or may cause disruptions to our operations. As discussed in more detail below, Knighted Pastures, LLC (“Knighted”) recently filed a complaint against, among other defendants, us and the members of our Board of Directors. We are incurring additional costs to defend such litigation and it may continue to cause our management to divert attention and resources from our business operations. In addition, the complaint states that Knighted seeks to nominate directors to AGAE’s Board and effect certain changes with respect to the business and management of AGAE. In the event directors nominated by Knighted are elected to our board of directors, such directors may disagree with the strategic directions of the Company or otherwise take actions that may adversely affect the interest of our shareholders.

Knighted Pastures, LLC

On March 7, 2024, Knighted Pastures, LLC (“Knighted”), an AGAE stockholder, filed a complaint captioned Knighted Pastures, LLC v. Yangyang Li, et al., C.A. No. 2024-0222 in the Court of Chancery of the State of Delaware against us, the members of our Board of Directors, and certain additional defendants (the “Knighted Action”). The complaint alleges, among other things, that the members of our Board of Directors breached their fiduciary duty in connection with (1) the approval of a Share Purchase Agreement that AGAE entered into on or around December 28, 2023, (2) the approval and adoption of certain amendments to AGAE’s Bylaws on or around January 5, 2024, and (3) the approval and adoption of a rights agreement on or around February 8, 2024. The Knighted Action sought both injunctive reliefs and money damages.

On June 20, 2024, following expedited discovery and entry of resolutions by the Board of Directors addressing issues raised by the Knighted Action, the Court of Chancery entered an Order granting in part the Company and Board of Directors’ motion to dismiss the Knighted Action as moot. The Court therefore cancelled the trial in the Knighted Action. The Court ordered the parties to submit further filings on Knighted’s claim for attorneys’ fees and costs and any other issues required to bring the Knighted Action to a final conclusion. On August 2, 2024, Knighted filed a motion for an attorney’s fee award based on the purported corporate benefit its case provided to the Company and its other shareholders. The Company intends to oppose the motion in its entirety.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2023 and our other public filings, which could materially affect our business, financial condition or future results.

Our business could be negatively affected as a result of actions of activist stockholders or others.

We may be subject to actions or proposals from stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions can be costly and time-consuming, disrupt our business and operations and divert the attention of our board of directors, management and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan. Activist stockholders or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers, and may affect our relationships with current customers, vendors, investors and other third parties. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

10b5-1 Arrangements

To the best of the Company’s knowledge during the fiscal quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Directors of the Company

The following sets forth the identities of directors and their biographies as of August 8, 2024.

Name	Title	Director Class
Yangyang Li	President, Chairman of the Board	Class A
Jingsheng (Jason) Lu	Director	Class B
Mao Sun	Director	Class B
Yushi Guo	Director	Class B
Guanzhou (Jerry) Qin	Director	Class C
Yuanfei Qu	Director	Class C
Chi Zhao	Director	Class C

Name of Director	Principal Occupation, Business Experience For the Past Five Years and Directorships of Public Companies
Yangyang Li

Yangyang Li has served as a director of the Company since 2021, and as the Company’s Chairman since December 2021. Mr. Li served as Chairman and an Executive Director of Ourgame International Holdings Limited (“Ourgame”) from June 2020 to March 2022 and served as Chairman and a non-executive Director of Ourgame from April 2022 to September 2022. In 2001, Mr. Li served as Assistant President to China Great Wall Industry Corporation. In 2003, Mr. Li founded the Business Media China Group (Frankfurt Stock Exchange: BMC) and served as its CEO in 2005, with a market value at the time in excess of 5 billion RMB. Mr. Li served as Chairman of the Board of Directors of Elephant Media Group in 2008. Since 2014, he has served as Chairman of the Board of Directors of World Business Services Union and Choi Shun Investment. Mr. Li received a Bachelor of Business Administration from the University of International Business & Economics in Beijing, China.

The Board believes that Mr. Li’s background and experience is of value to the Board and makes him well-qualified to serve on the Board.

Jingsheng (Jason) Lu

Jingsheng Lu has served as a director of the Company since 2021. Mr. Lu is the current Chairman and Chief Executive Officer of Ourgame and served as an independent director of Ourgame from June 2020 to April 2021. Prior to that, he served as a director of Zhejiang Xiangyuan Culture Co., Ltd.,(“Xiangyuan Culture”), which is a main board listed company in China (Code in Shanghai Stock Exchange: 600576). From 2015 to 2017, he served as co-CEO of Xiamen Xtone Animation Co., Ltd., (“Xtone”), and led the merger of Xtone by Xiangyuan Culture in 2014. He also served as CFO of Beijing International Advertising & Communication Group from 2018 to 2019. He previously served as a senior audit manager at Deloitte China for six years, and at Deloitte US for two years from 2001 to 2010. He is currently a non-practicing certified public accountant in China since 2007, as well as a member of the American Institute of Certified Public Accountants since 2009. He holds a Bachelor of Economics degree from University of International Business and Economics in Beijing, China.

The Board believes that Mr. Lu’s background and experience is of value to the Board and makes him well-qualified to serve on the Board.

Mao Sun

Mao Sun has served as a director of the Company since 2024. Mr. Sun served as Chief Financial Officer of Hero Innovation Group Inc., a Canadian listed company, from June 2020 to February 2023, served as its Chief Executive Officer from February 2023 to April 2024, and currently serves as a director on its board since February 2023. Mr. Sun has served as Chief Financial Officer of Nickel North Exploration Corp. since 2020. Since October 2009, Mr. Sun has been a founding partner at Mao & Ying LLP, a private accounting firm offering tax, assurance and management consulting services. From 2004 to 2009, Mr. Sun was an audit manager in the Vancouver office of KPMG, an internationally recognized accounting firm. Mr. Sun also served as a director for Wildsky Resources Inc. from 2017 to 2020. Mr. Sun has served as an independent director for the SouthGobi Resources Ltd., a Hong Kong exchange and TSX-V listed company, since December 2015, and as a director of Yalian Steel Corporation, a publicly listed company in Canada, from 2012 to 2013. Mr. Sun graduated from Columbia University in New York with a M.A. in International Affairs, International Finance and Business, and a B.S. in Computer Science from Nanjing University, China. Mr. Sun is a member of the Institute of Chartered Professional Accountants Canada and British Columbia, the Canadian Institute of Corporate Directors.

The Board believes that Mr. Sun’s background and experience is of value to the Board and makes him well-qualified to serve on the Board.

Yushi Guo

Yushi Guo has served as a director of the Company since 2022. He served as an independent non-executive director of Ourgame International Holdings Limited from November 2021 to July 2024. He has broad experience in management consulting, board advisory and entrepreneurship. Mr. Guo is founder and CEO of PanoSoar Management Technology Co., Ltd, a company that builds technological platforms for small and medium-sized businesses. In 2011, Mr. Guo founded Beijing Panorfinity Consulting Co., Ltd., which offers management consulting, board advisory and executive search services. Prior to founding Beijing Panorfinity Consulting Co., Ltd., Mr. Guo served at a client partner at Korn Ferry International from 2009 – 2011 and Gallup Consulting from 2003 – 2009. Mr. Guo holds a Master of Science in Ecology and Bachelor of Science from Beijing Forestry University, Master of Science in Leisure Studies from University of Illinois at Urbana-Champaign, and Master of Business Administration from Emory University. We believe that Mr. Guo’s background and experience is of value to our Board and make him well-qualified to serve on our Board.

The Board believes that Mr. Guo’s background and experience is of value to the Board and makes him well-qualified to serve on the Board.

Guanzhou (Jerry) Qin

Guanzhou (Jerry) Qin has served as a director of the Company since 2021. Mr. Qin has served as CFO of Novlead Inc. since Nov 2021. Prior to that, he served as Finance Director of Content Business at Tencent Holdings from Feb 2020 to Nov 2021, and served as the Head of Finance at Aibee Inc., a top artificial-intelligence start-up, from September 2018 to February 2020. Mr. Qin also served as the Senior Finance Director of APAC for TripAdvisor and Glu Mobile from June 2012 to August 2018. Mr. Qin also served as Finance Controller at J&J China and Motorola China from 2003 to 2009. Prior to that, he served as consultant for Andersen/PWC. Mr. Qin received an International MBA from Peking University & Fordham University in 2008 and a Bachelor of Economics, University of International Business & Economics in 2001. Mr. Qin is a member of Australia CPA. Mr. Qin brings strong management skills from Fortune 500 companies, hands-on experiences in high-tech startups, and deep experience in finance and accounting.

The Board believes that Mr. Qin’s background and experience is of value to the Board and makes him well-qualified to serve on the Board.

Yuanfei Qu

Yuanfei (Cliff) Qu has served as a director of the Company since 2022. From July 2020 to March 2023, he served as Vice President of Ourgame International Holdings Limited, responsible for new investment and portfolio management. In June 2020, Mr. Qu founded Sansokuu Limited (Japan) to develop new UAV markets in other Asian countries. Prior to that, from 2018, he focused on the investment of civil use of unmanned aerial vehicles (“UAVs”), providing services like plant protection and UAV training qualification from AOPA-China, the only test center in southwest China. Mr. Qu established Beijing Sansokuu Consulting Company in 2009, providing consulting service for different businesses including exhibition, advertising, TMT, pawnshop, taxi, and wine. From 2004, Mr. Qu joined Macro Link Group Ltd and led acquisition transactions for Shanghai Stock Exchange listed company, Tonghua Grape Wine (SH 600365) as well as a reverse takeover transaction for a Hong Kong Exchange listed company, New Silkroad (HK 00472). Mr. Qu received his bachelor’s degree in 2001 from the University of International Business and Economics, majoring in marketing, and a Master of Commerce degree in 2003 from the University of Sydney, where he majored in Finance and Banking.

The Board believes that Mr. Qu’s background and experience is of value to the Board and makes him well-qualified to serve on the Board.

Chi Zhao

Chi Zhao has served as a director of the Company since 2024. Ms. Zhao has served as the Secretary General for the Philanthropists Circle of China since August 2018. Prior to this, Ms. Zhao was an Investor Relation Director for Unity Ventures from February to July, 2022 and an Independent Consultant Shareholder Management for Asian Infrastructure Investment Bank from June 2020 to October 2020. Prior to this, Ms. Zhao was the Business Engagement Officer for the Asia-Pacific Economic Cooperation from September 2017 to August 2018. Prior to this, Ms. Zhao was a Senior Account Manager for Bluefocus Digital from June 2014 to August 2017. Prior to this, Ms. Zhao was a Reporter and Assistant to News Producer for CGTN from July 2012 to June 2014. Ms. Zhao received a B.A. from Eastern Kentucky University and Masters in Public Administration from Harvard Kennedy School and has served as a Research Fellow for the Harvard Kennedy School since June 2023.

The Board believes that Ms. Zhao’s background and experience is of value to the Board and makes her well-qualified to serve on the Board.

Officers of the Company

The following sets forth the identities of officers and their biographies as of August 8, 2024.

Name	Title
Yangyang Li	President, Chairman of the Board
Yinghua Chen	Chief Executive Officer
Roy Anderson	Chief Financial Officer

Yangyang Li Yinghua Chen Roy Anderson

Mr. Li’s biography is included above under the section titled “Directors of the Company.”

Yinghua Chen served as director from 2020 until April 2024 and as President since February 2022. Currently Ms. Chen serves as the Company’s Chief Executive Officer since September 2022. Prior to this, Ms. Chen served as the Company’s Chief Investment Officer from November 2021 until September 2022 and Board Secretary from February 2022 until September 2022. Ms. Chen is a Co-Founder of Aupera Technologies, a leading video AI technology company, where she is responsible for corporate financing, business development, and strategic partnership. She has successfully raised multiple rounds of funding for Aupera, including from Silicon Valley giant Xilinx (Nasdaq: XLNX). Prior to this, she served as the Executive Vice President of Anthill Resources, a natural resources investment company in Canada, where she oversaw business operations and investment activities. Ms. Chen is also the former Managing Director of China for The Cavendish Group, a UK B2B media and public relations company. In that role, Ms. Chen built up subscriber networks for over ten vertical industry media products and managed the Group’s strategic relationship with the Boyao Forum for Asia. Ms. Chen was also part of the founding team of The Balloch Group, a boutique investment banking firm, later acquired by Canaccord Genuity, where she specialized in financial, pharmaceutical, resources and media industry transactions. Ms. Chen holds an EMBA from the University of Paris I: Panthéon-Sorbonne and a Bachelor of Arts degree from the University of International Business and Economics.

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

Compensatory Arrangement of Mr. Yangyang Li

On August 16, 2024, the Board of Directors of the Company, upon recommendation by the Compensation Committee, approved an annual base salary of $400,000 for Mr. Yangyang Li, the President of the Company. Mr. Li was appointed by the Board to serve as the President of the Company effective as of April 30, 2024.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Amendment No. 1 to the Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on June 21, 2024.
10.1	Termination Agreement, dated June 15, 2024, by and between the Company, Elite Fun Entertainment Limited (incorporated in Macao) and Elite Fun Entertainment Limited (incorporated in British Virgin Islands) incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 21, 2024.
31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a)
31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a)
32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350
32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED GAMING & ENTERTAINMENT INC.

Dated: August 19, 2024	By:	/s/ Yinghua Chen
Yinghua Chen, Chief Executive Officer, (Principal Executive Officer)

Dated: August 19, 2024	By:	/s/ Roy Anderson
Roy Anderson, Chief Financial Officer (Principal Financial Officer)