Form 10-Q
period 2024-09-30
Allied Gaming & Entertainment Inc.
filed 2024-11-14
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, 44,106,014 shares of common stock, par value $0.0001 per share, were outstanding.

ALLIED GAMING & ENTERTAINMENT INC.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$10,992,235	$16,320,583
Short-term investments	66,739,322	56,500,000
Interest receivable	2,432,372	792,223
Accounts receivable	297,025	529,369
Insurance recovery receivable	3,700,000	-
Loans receivable	14,429,317	-
Deposits, current portion	3,700,000	3,700,000
Prepaid expenses and other current assets	515,430	498,886
Total Current Assets	102,805,701	78,341,061
Restricted cash	-	5,000,000
Property and equipment, net	3,189,350	3,834,193
Digital assets	49,300	49,300
Intangible assets, net	5,875,048	6,254,731
Deposits, non-current portion	376,324	392,668
Operating lease right-of-use asset	4,668,461	5,415,678
Goodwill	12,863,072	12,729,056
Total Assets	$129,827,256	$112,016,687
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$365,509	$371,830
Accrued expenses and other current liabilities	453,901	763,512
Deferred revenue	413,238	103,748
Operating lease liability, current portion	1,550,004	1,482,977
Loans payable	37,256,831	9,230,168
Total Current Liabilities	40,039,483	11,952,235

Operating lease liability, non-current portion	4,443,362	5,560,251
Deferred tax liability	774,839	1,096,160
Total Liabilities	45,257,684	18,608,646
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, Series A Preferred stock, $0.0001 par value, 50,000 shares designated, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 40,385,798 and 39,085,470 shares issued at September 30, 2024 and December 31, 2023, and 38,106,014 and 36,805,686 shares outstanding at September 30, 2024 and December 31, 2023, respectively	4,039	3,909
Additional paid in capital	199,401,299	198,677,132
Accumulated deficit	(123,201,338)	(113,671,029)
Accumulated other comprehensive income	504,914	433,565
Treasury stock, at cost, 2,279,784 shares at September 30, 2024 and December 31, 2023	(2,693,653)	(2,693,653)
Total Allied Gaming & Entertainment Inc. Stockholders’ Equity	74,015,261	82,749,924
Non-controlling interest	10,554,311	10,658,117
Total Stockholders’ Equity	84,569,572	93,408,041
Total Liabilities and Stockholders’ Equity	$129,827,256	$112,016,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
In-person	$1,345,484	$1,119,865	$3,518,044	$3,580,968
Multiplatform content	71	94	182	2,000,518
Casual mobile gaming	817,986	-	3,664,244	-
Total Revenues	2,163,541	1,119,959	7,182,470	5,581,486
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	682,652	575,176	1,820,818	1,891,229
Multiplatform content (exclusive of depreciation and amortization)	-	-	-	1,517,707
Casual mobile gaming (exclusive of depreciation and amortization)	700,918	-	3,198,988	-
Research and development expenses	158,162	-	526,906	-
Selling and marketing expenses	90,512	51,448	198,561	172,987
General and administrative expenses	1,308,346	894,181	9,399,828	5,660,553
Depreciation and amortization	403,524	239,413	1,183,692	1,030,191
Total Costs and Expenses	3,344,114	1,760,218	16,328,793	10,272,667
Loss From Operations	(1,180,573)	(640,259)	(9,146,323)	(4,691,181)
Other Income (Expense):
Other (expense) income, net	(827)	(388)	414	15,954
Loss on escrow settlement	(3,000,000)	-	(3,000,000)	-
Loss on foreign currency transactions	(1,213,446)	-	(862,012)	-
Interest income, net	1,033,362	715,893	2,934,035	2,165,468
Pre-Tax (Loss) Income	(4,361,484)	75,246	(10,073,886)	(2,509,759)
Income tax benefit	332,862	-	332,862	-
Net (Loss) Income	(4,028,622)	75,246	(9,741,024)	(2,509,759)
Less: net income (loss) attributable to non-controlling interest	(681)	-	(210,715)	-
Net (Loss) Income Attributable to Common Stockholders	$(4,027,941)	$75,246	$(9,530,309)	$(2,509,759)

Net Loss per Common Share
Basic	$(0.11)	$0.00	$(0.24)	$(0.07)
Diluted	$(0.11)	$0.00	$(0.24)	$(0.07)

Weighted Average Number of Common Shares Outstanding:
Basic	37,219,904	36,942,149	39,753,952	37,351,735
Diluted	37,219,904	37,134,457	39,753,952	37,351,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (Loss) Income	$(4,028,622)	$75,246	$(9,741,024)	$(2,509,759)
Other comprehensive (loss) income:
Foreign currency translation adjustments	619,228	-	178,258	1,880
Total comprehensive loss	(3,409,394)	75,246	(9,562,766)	(2,507,879)
Less: net loss attributable to non-controlling interest	(681)	-	(210,715)	-
Less: other comprehensive income attributable to non-controlling interest	371,536	-	106,909	-
Comprehensive (Loss) Income Attributable to Common Stockholders	$(3,780,249)	$75,246	$(9,458,960)	$(2,507,879)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For The Three and Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Allied Gaming & Entertainment Inc. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity	Interest	Equity
Balance - January 1, 2024	39,085,470	$3,909	2,279,784	$(2,693,653)	$198,677,132	$-	$433,565	$(113,671,029)	$82,749,924	$10,658,117	$93,408,041
Stock-based compensation:
Restricted common stock	1,460,000	146	-	-	458,374	-	-	-	458,520	-	458,520
Stock options	-	-	-	-	13,080	-	-	-	13,080	-	13,080
Shares withheld for employee payroll tax	(80,373)	(8)	-	-	(84,176)	-	-	-	(84,184)	-	(84,184)
Issuance of common stock pursuant to a Share Purchase Agreement	7,330,000	733	-	-	6,596,267	(4,597,000)	-	-	2,000,000	-	2,000,000
Net loss	-	-	-	-	-	-	-	(1,699,110)	(1,699,110)	(130,341)	(1,829,451)
Other comprehensive loss	-	-	-	-	-	-	(133,685)	-	(133,685)	(200,644)	(334,329)
Balance - March 31, 2024	47,795,097	4,780	2,279,784	(2,693,653)	205,660,677	(4,597,000)	299,880	(115,370,139)	83,304,545	10,327,132	93,631,677
Stock-based compensation:
Restricted common stock	-	-	-	-	189,229	-	-	-	189,229	-	189,229
Stock options	-	-	-	-	13,079	-	-	-	13,079	-	13,079
Cancellation of common stock previously issued pursuant to a Share Purchase Agreement	(7,330,000)	(733)	-	-	(6,596,267)	4,597,000	-	-	(2,000,000)	-	(2,000,000)
Net loss	-	-	-	-	-	-	-	(3,803,258)	(3,803,258)	(79,693)	(3,882,951)
Other comprehensive loss	-	-	-	-	-	-	(42,658)	-	(42,658)	(63,983)	(106,641)
Balance - June 30, 2024	40,465,097	4,047	2,279,784	(2,693,653)	199,266,718	-	257,222	(119,173,397)	77,660,937	10,183,456	87,844,393
Stock-based compensation:
Restricted common stock	-	-	-	-	211,017	-	-	-	211,017	-	211,017
Stock options	-	-	-	-	18,714	-	-	-	18,714	-	18,714
Shares withheld for employee payroll tax	(79,299)	(8)	-	-	(95,150)	-	-	-	(95,158)	-	(95,158)
Net loss	-	-	-	-	-	-	-	(4,027,941)	(4,027,941)	(681)	(4,028,622)
Other comprehensive income	-	-	-	-	-	-	247,692	-	247,692	371,536	619,228
Balance - September 30, 2024	40,385,798	$4,039	2,279,784	$(2,693,653)	$199,401,299	$-	$504,914	$(123,201,338)	$74,015,261	$10,554,311	$84,569,572

	For The Three and Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Allied Gaming & Entertainment Inc. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity	Interest	Equity
Balance - January 1, 2023	39,085,470	$3,909	581,746	$(610,562)	$198,526,614	$-	$219,675	$(110,235,568)	$87,904,068	$-	$87,904,068
Stock-based compensation:
Stock options	-	-	-	-	5,126	-	-	-	5,126	-	5,126
Repurchases of common stock	-	-	1,105,604	(1,459,078)	-	-	-	-	(1,459,078)	-	(1,459,078)
Net loss	-	-	-	-	-	-	-	(1,893,787)	(1,893,787)	-	(1,893,787)
Other comprehensive income	-	-	-	-	-	-	1,880	-	1,880	-	1,880
Balance - March 31, 2023	39,085,470	3,909	1,687,350	(2,069,640)	198,531,740	-	221,555	(112,129,355)	84,558,209	-	84,558,209
Stock-based compensation:
Stock options	-	-	-	-	66,856	-	-	-	66,856	-	66,856
Repurchases of common stock	-	-	372,436	(415,313)	-	-	-	-	(415,313)	-	(415,313)
Net loss	-	-	-	-	-	-	-	(691,218)	(691,218)	-	(691,218)
Balance - June 30, 2023	39,085,470	3,909	2,059,786	(2,484,953)	198,598,596	-	221,555	(112,820,573)	83,518,534	-	83,518,534
Stock-based compensation:
Stock options	-	-	-	-	64,623	-	-	-	64,623	-	64,623
Repurchases of common stock	-	-	183,021	(176,746)	-	-	-	-	(176,746)	-	(176,746)
Net income	-	-	-	-	-	-	-	75,246	75,246	-	75,246
Balance - September 30, 2023	39,085,470	$3,909	2,242,807	$(2,661,699)	$198,663,219	$-	$221,555	$(112,745,327)	$83,481,657	$-	$83,481,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(9,741,024)	$(2,509,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	903,639	136,605
Non-cash operating lease expense	836,296	723,594
Net gains on sale of equipment	-	(8,388)
Expenses paid using digital assets	-	461
Change in fair value of warrant liabilities	(100)	-
Depreciation and amortization	1,183,692	1,030,191
Changes in operating assets and liabilities:
Accounts receivable	248,602	62,066
Insurance recovery receivable	(3,700,000)	-
Interest receivable	(1,640,139)	(1,381,179)
Prepaid expenses and other current assets	(16,157)	(11,116)
Deposit returns	-	(1,598)
Accounts payable	(130,032)	152,701
Accrued expenses and other current liabilities	(365,104)	(1,339,109)
Operating lease liability	(1,138,342)	(909,426)
Deferred revenue	309,491	(543,786)
Total Adjustments	(3,508,154)	(2,088,984)
Net Cash Used In Operating Activities	(13,249,178)	(4,598,743)
Cash Flows From Investing Activities
Issuance of short-term loan	(1,340,149)	-
Proceeds from repayment of short-term loan	1,340,149	-
Proceeds from maturing of short-term investments	62,655,361	30,000,000
Purchases of short-term investments	(72,894,683)	(19,950,000)
Loan to affiliate	-	(3,500,000)
Loans receivable	(14,429,317)	-
Proceeds from sale of equipment	-	106,914
Purchases of intangible assets	(49,950)	(618,930)
Purchases of property and equipment	(48,520)	(119,525)
Net Cash (Used In) Provided By Investing Activities	(24,767,109)	5,918,459
Cash Flows From Financing Activities
Repurchases of common stock	-	(2,051,137)
Proceeds from issuance of common stock in share purchase agreement	2,000,000	-
Return of proceeds upon cancellation of common stock previously issued pursuant to a share purchase agreement	(2,000,000)	-
Proceeds from short-term loans	28,026,663	-
Net Cash Provided By (Used In) Financing Activities	28,026,663	(2,051,137)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

(unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Effect of Exchange Rate Changes on Cash	(338,724)	(31)
Net Decrease In Cash, Cash Equivalents, And Restricted Cash	(10,328,348)	(731,452)
Cash, cash equivalents, and restricted cash - Beginning of Period	21,320,583	16,167,442
Cash, cash equivalents, and restricted cash - End of Period	$10,992,235	$15,435,990

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$10,992,235	$10,435,990
Restricted cash	-	5,000,000
	$10,992,235	$15,435,990

Non-Cash Investing and Financing Activities:
ROU asset for lease liability	$85,095	$289,886
Property and equipment received as deferred revenue	$-	$793,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization and Nature of Operations

Allied Gaming & Entertainment Inc. (“AGAE” and together with its subsidiaries, the “Company”) operates a public esports and entertainment company through its wholly owned subsidiaries Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”), Allied Mobile Entertainment Inc. (“AME”), Allied Mobile Entertainment (Hong Kong) Limited (“AME-HK”), Allied Experiential Entertainment Inc. (“AEE”), AGAE Investment Limited, formerly known as Skyline Music Entertainment (Hong Kong) Limited (“Skyline HK”), Beijing Lianhuan Technology Co., Ltd (“BLT”), and Allied Esports GmbH (“AEG”). AEII produces a variety of esports and gaming-related content, including world class tournaments, live and virtual events, and original programming to continuously foster an engaged gaming community. ESALV operates HyperX Arena Las Vegas, the world’s most recognized esports facility. AME-HK is a wholly owned subsidiary of AME and owns a 40% interest in Beijing Lianzhong Zhihe Technology Co. (“ZTech”). ZTech is engaged in the development and distribution of mobile casual games in China. AEE owns a 51% interest in Skyline Music Entertainment Limited, which is principally engaged in the organization of events, shows and concerts by top entertainment artists. BLT is currently inactive and AEG is in the final stage of liquidation.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements have been derived from the Company’s accounting records and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024, as amended by the Form 10-K/A filed on April 29, 2024.

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

As of September 30, 2024	Level 1	Level 2	Level 3	Total

Digital assets	$49,300	$-	$-	$49,300

Equity linked notes	-	10,439,321	-	10,439,321

Total	$49,300	$10,439,321	$-	$10,488,621

As of December 31, 2023	Level 1	Level 2	Level 3	Total

Digital assets	$49,300	$-	$-	$49,300

Sponsor warrants	-	-	100	100

Total	$49,300	$-	$100	$49,400

The carrying amounts of the Company’s financial instruments, such as cash equivalents, accounts receivable, short-term investments (excluding equity and FX linked notes), insurance recovery receivable, interest receivable, loans receivable, accounts payable, operating lease liabilities – current portion, accrued liabilities, and loans payable approximate fair value due to the short-term nature of these instruments.

Equity linked notes and FX linked notes are categorized within Level 2 of the fair value hierarchy, as the fair value is based on the price of the underlying equity securities or foreign exchange rates. See Note 4 – Short-Term Investments for further details on short-term investments.

See Digital Assets below for further details on digital assets.

The sponsor warrants are carried at fair value as of September 30, 2024 and December 31, 2023 and are included in accrued expenses on the accompanying condensed consolidated balance sheets. The sponsor warrants are valued using Level 3 inputs. The fair value of the sponsor warrants is estimated using the Black-Scholes option pricing method. Significant Level 3 inputs used to calculate the fair value of the sponsor warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate. The sponsor warrants expired on August 9, 2024.

The following is a roll forward of the Company’s Level 3 instruments during the nine months ended September 30, 2024:

Balance, January 1, 2024	$100
Expiration of sponsor warrants	(100)
Balance, September 30, 2024	$-

The key inputs into the Black-Scholes model used to value sponsor warrants at the relevant measurement dates were as follows:

	September 30,	December 31,
Input	2024	2023
Risk-free rate	n/a	5.41%
Remaining term in years	n/a	0.61
Expected volatility	n/a	68.0%
Exercise price	n/a	$11.50
Fair value of common stock	n/a	$1.06

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

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$(4,027,941)	$75,246	$(9,530,309)	$(2,509,759)

Denominator (weighted average quantities):
Common shares outstanding	38,151,697	36,942,149	40,582,346	37,351,735
Less: Unvested restricted shares	(931,793)	-	(828,394)	-
Denominator for basic net loss per share	37,219,904	36,942,149	39,753,952	37,351,735
Add: Contingent consideration shares	-	192,308	-	-
Denominator for fully diluted net loss per share	37,219,904	37,134,457	39,753,952	37,351,735

Income (Loss) per common shares
Basic	$(0.11)	$0.00	$(0.24)	$(0.07)
Diluted	$(0.11)	$0.00	$(0.24)	$(0.07)

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of September 30,
	2024	2023
Options	1,320,000	1,540,000
Warrants	1,454,546	20,091,549
Contingent consideration shares (1)	-	192,308
	2,774,546	21,823,857

(1)	Holders who elected to convert their convertible debt into common stock were entitled to receive contingent consideration shares equal to the product of (i) 3,846,153 shares, multiplied by (ii) that holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after August 9, 2019, the last exchange reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days.

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company recognizes revenue primarily from the following sources:

In-person revenue

In-person revenue was comprised of the following for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Event revenue	$700,943	$420,192	$1,572,864	$1,593,277
Sponsorship revenue	460,237	457,740	1,378,711	1,275,218
Food and beverage revenue	44,615	47,535	115,746	173,326
Ticket and gaming revenue	103,376	151,391	325,788	401,096
Merchandising revenue	36,313	43,007	124,935	138,051
	$1,345,484	$1,119,865	$3,518,044	$3,580,968

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

The Company records deferred revenue to the extent that payment has been received for services that have yet to be performed.

Multiplatform revenue

Multiplatform revenue was comprised of the following for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Sponsorship revenue	$-	$-	$-	$2,000,000
Distribution revenue	71	94	182	518
Total multiplatform revenue	$71	$94	$182	$2,000,518

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Casual mobile gaming revenue

The Company’s casual mobile gaming revenue is generated through ZTech which was acquired on October 31, 2023. See Note 3 – Business Combination for additional details. Casual mobile gaming revenue amounted to approximately $0.8 million and $0 for the three months ended September 30, 2024 and 2023, respectively. Casual mobile gaming revenue amounted to approximately $3.6 million and $0 for the nine months ended September 30, 2024 and 2023, respectively. Casual mobile gaming revenue is generated through contractual relationships with various advertising service providers for advertisements within the Company’s casual mobile games. Advertisements can be in the form of an impression, click-throughs, videos, or banners. The Company has determined the advertising service provider to be its customer and displaying the advertisements within its games is identified as the single performance obligation. Revenue from advertisements is recognized when the ad is displayed or clicked and the advertising service provider receives the benefits provided from this service. The price can be determined by the applicable evidence of the arrangement, which may include a master contract or a third-party statement of activity.

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

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues Recognized at a Point in Time:
Food and beverage revenue	$44,615	$47,535	$115,746	$173,326
Ticket and gaming revenue	103,376	151,391	325,788	401,096
Merchandising revenue	36,313	43,007	124,935	138,051
Casual mobile games	817,986	-	3,664,244	-
Distribution revenue	71	94	182	518
Total Revenues Recognized at a Point in Time	1,002,361	242,027	4,230,895	712,991

Revenues Recognized Over a Period of Time:
Event revenue	700,943	420,192	1,572,864	1,593,277
Sponsorship revenue	460,237	457,740	1,378,711	3,275,218
Total Revenues Recognized Over a Period of Time	1,161,180	877,932	2,951,575	4,868,495
Total Revenues	$2,163,541	$1,119,959	$7,182,470	$5,581,486

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of September 30, 2024 and December 31, 2023, the Company had contract liabilities of $413,238 and $103,748 respectively, which is included in deferred revenue on the condensed consolidated balance sheet.

Through September 30, 2024, the Company has satisfied $89,251 of performance obligations in connection with contract liabilities included within deferred revenue on the December 31, 2023 consolidated balance sheet. The Company expects to satisfy the remaining performance obligations of $14,497 related to its December 31, 2023 deferred revenue balance within the next twelve months. During the nine months ended September 30, 2024 and 2023, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in our consolidated statements of operations and comprehensive loss. There were no impairment losses for the three and nine months ended September 30, 2024 and 2023 and no digital assets were sold during the same time periods.

There were no changes in the balance of the Company’s digital assets during the nine months ended September 30, 2024.

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, restricted cash, short-term investments, loans receivable, insurance recovery receivable, interest receivable, and accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and geographies. The Company maintains cash deposits and short-term investments with major U.S. financial institutions that at various times may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September, 30, 2024, three customers represented an aggregate of 96% of the Company’s accounts receivable balance. Historically, the Company has not experienced any losses due to such concentration of credit risk.

During the three months ended September 30, 2024 and 2023, 38% and less than 1%, respectively, of the Company’s revenues were from customers located outside the United States. During the nine months ended September 30, 2024 and 2023, 51% and less than 1%, respectively, of the Company’s revenues were from customers located outside the United States.

During the three months ended September 30, 2024, the Company’s three largest customers accounted for 15%, 21%, and 38% of the Company’s consolidated revenues. During the nine months ended September 30, 2024, the Company’s two largest customers accounted for 51% and 19% of the Company’s consolidated revenues. During the three months ended September 30, 2023, the Company’s two largest customers accounted 36%, and 18% of the Company’s consolidated revenues. During the nine months ended September 30, 2023, the Company’s two largest customers accounted for 36%, and 20% of the Company’s consolidated revenues.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar (“USD”), Euro (“EUR”), and Chinese Yuan (“RMB”)). Since the acquisition of ZTech on October 31, 2023, Yuan-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.1426 and 0.1410 at September 30, 2024 and December 31, 2023, respectively) and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.1396 and 0.1382 for the three months ended September 30, 2024 and 2023, respectively, and 0.1391 and 0.1423 for the nine months ended September 30, 2024 and 2023, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income (loss).

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Euro-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date 1.1163 and 1.1036 at September 30, 2024 and December 31, 2023, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (1.0989 and 1.0883 for the three months ended September 30, 2024 and 2023, respectively, and 1.0870 and 1.0078 for the nine months ended September 30, 2024 and 2023, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income (loss).

The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Realized and unrealized losses of approximately $0.9 million and $0 arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency for the nine months ended September 30, 2024 and 2023, respectively, are recognized in other income (expense) in the accompanying condensed consolidated statements of operations.

Segment Reporting

Reportable segments are components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The chief operating decision maker of Allied Esports is Allied Esports’s chief executive officer and the chief operating decision makers of ZTech and Skyline are senior executives of these subsidiaries. Separate discrete financial information for each of Allied Esports, ZTech and Skyline are reviewed separately by chief operating decision makers and the operations of Allied Esports, ZTech and Skyline are managed separately.  As such, the operations of Allied Esports (principally video game events and tournaments), ZTech (casual mobile games) and Skyline (live concert promotion) are reported as separate operating segments. See Note 11 – Segment Data.

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

Note 3 – Business Combination

On October 31, 2023, AME-HK completed its acquisition of a 40% equity interest in ZTech for $7 million in cash from Beijing Lianzhong Co., Ltd, an entity owned by Ourgame International Holdings Limited, the holder of approximately 32% of AGAE’s outstanding common stock as of the acquisition date. Founded in Beijing in April 2022, ZTech is a mobile games developer and operator, specializing in the innovation, research, development and operation of premium card and Mahjong casual games. The acquisition of ZTech will allow the Company to expand its operations into one of the most revenue generating segments of the global games industry.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following information represents the unaudited pro forma combined results of operations, giving effect to the acquisitions as if they occurred at the beginning of the year ended December 31, 2023.

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
	As	Pro-forma		As	Pro-forma
	reported	Adjustments	Pro-forma	reported	Adjustments	Pro-forma

Revenues	$1,119,959	$3,952,118	$5,072,077	$5,581,486	$15,732,034	$21,313,520

Net income (loss)	$75,246	$(78,742)	$(3,496)	$(2,509,759)	$322,651	$(2,187,108)

Basic and diluted income (loss) per common share
- Basic	$0.00		$(0.00)	$(0.07)		$(0.06)
- Diluted	$0.00		$(0.00)	$(0.07)		$(0.06)

Weighted-average common shares outstanding
- Basic	36,942,149		36,942,149	37,351,735		37,351,735
- Diluted	37,134,457		36,942,149	37,351,735		37,351,735

Note 4 – Short-Term Investments

Short-term investments consist of the following:

	Certificates of Deposit	Fixed Rate Deposits	Equity Linked Notes	FX Linked Notes	Total Short-Term Investments
Balance as of January 1, 2024	$56,500,000	$-	$-	$-	$56,500,000
Maturing of short-term investments	(17,500,000)	-	-	-	(17,500,000)
Early withdrawal of short-term investments	(2,500,000)	-	-	-	(2,500,000)
Purchase of fixed rate and certificates of deposit	4,800,000	15,000,000	-	-	19,800,000
Purchase of equity linked notes	-	-	24,182,317	-	24,182,317
Purchase of FX linked notes	-	-	-	30,303,628	30,303,628
Foreign currency transaction adjustment	-	-	1,109,077	-	1,109,078
Maturity of equity linked notes	-	-	(14,852,073)	-	(14,852,073)
Maturity of FX linked notes	-	-	-	(30,303,628)	(30,303,628)
Balance as of September 30, 2024	$41,300,000	$15,000,000	$10,439,321	$-	$66,739,322

Short-term investments include certificates of deposit and fixed rate deposits with original maturities of greater than three months but less than or equal to twelve months when purchased. Interest income on certificates of deposit and fixed rate deposits amounted to $1,965,314 for the nine months ended September 30, 2024.

Between March 5, 2024 and July 18, 2024, the Company entered into six one-month FX linked notes, an investment product which provides for a fixed interest payment between 3% and 6% per annum on the notional amount with the ultimate return or loss linked to the change in the Japanese Yen/United States Dollar exchange rate. As of September 30, 2024 all FX linked notes had matured with no gain or loss recognized on the investment. Interest income on these notes for the nine months ended September 30, 2024 amounted to $122,275.

Between March 15, 2024 and May 1, 2024, the Company entered into three three-month equity linked notes which are investment products that provide for a coupon amount between 6% and 8% per annum and an ultimate return (or loss) tied to the performance of the underlying equities.  The notes are callable by the issuer at the end of each month at which time no further coupon amounts shall be payable.  As of September 30, 2024, all three equity linked notes had matured with no gain or loss recognized on the investment. Interest income on these notes for the nine months ended September 30, 2024 amounted to $142,222.

On July 12, 2024, the Company entered into two three-month equity linked notes which are investment products that provide for a coupon between 6% and 8% per annum and an ultimate return (or loss) tied to the performance of the underlying equities. The notes are callable by the issuer at the end of each month at which time no further coupon amounts shall be payable. The maturity date of the equity linked notes was October 17, 2024. Interest income on these notes for the nine months ended September 30, 2024 amounted to $114,110.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Loans Receivable

On February 21, 2024, Skyline loaned an unrelated third-party vendor $1.34 million under a one-year loan contract. The loan was unsecured and bore interest at 5% per annum, payable at maturity. The loan, along with accrued interest thereon of $23,058, was repaid on June 27, 2024.

On July 2, 2024, AME-HK loaned an unrelated third party 1.324 billion JPY, or approximately $8.2 million (USD) under a six-month loan contract. The loan is fully guaranteed by an individual’s assets and bears interest at 5% per annum, payable at maturity.

On August 14, 2024, AME-HK loaned an unrelated third party 736.9 million JPY, or $5.0 million (USD) under a six-month loan contract. The loan is fully guaranteed by an individual’s assets and bears interest at 7.5% per annum, payable at maturity.

The following is a roll forward of the Company’s loans receivable balance during the nine months ended September 30, 2024:

Balance as of January 1, 2024	$-
Loans issued	14,562,401
Loan repayments	(1,340,000)
Foreign currency transaction adjustment	1,206,916
Balance as of September 30, 2024	$14,429,317

Note 6 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2024	2023
Compensation expense	$276,628	$655,458
Event costs	39,955	5,534
Legal and professional fees	22,500	32,150
Warrant liabilities	-	100
Other accrued expenses	114,818	70,270
Accrued expenses and other current liabilities	$453,901	$763,512

Note 7 – Loans Payable

On December 13, 2023, AME-HK borrowed 1.3 billion Japanese Yen (“JPY”) or approximately $9.0 million (USD) under a $10 million credit facility provided by Morgan Stanley Bank Asia Limited (the “Bank”) in connection with the Company’s $40 million investment in 12-month certificates of deposit with the Bank. The credit facility includes term loans, bank overdrafts, margin loans and certain other borrowings. The 12-month term loan is non-interest bearing.

On March 8, 2024, the credit facility was increased to $20 million under which, on March 15, 2024, AME-HK borrowed an additional 948.2 million JPY or approximately $6.5 million (USD). This 12-month term loan bears interest at a fixed rate of 0.3% per annum, payable at maturity on March 17, 2025.

On May 14, 2024, AME-HK borrowed an additional 837.4 million JPY, or approximately $5.4 million (USD) . This 12-month term loan bears interest at a fixed rate of 0.65% per annum, payable at maturity on May 14, 2025.

On June 28, 2024, the credit facility was increased to $35 million under which, on June 28, 2024, AME-HK borrowed an additional 1.6 billion JPY or approximately $10.0 million (USD). This 12-month term loan bears interest at a fixed rate of 0.45% per annum, payable at maturity on June 30, 2025.

On July 23, 2024, AME-HK borrowed an additional 677.7 million JPY or approximately $4.3 million (USD). This 12-month term loan bears interest at a fixed rate of 0.45% per annum, payable at maturity on July 23, 2025.

The proceeds of these low and non-interest-bearing loans were used to acquire the equity and FX linked notes discussed in Note 4 – Short Term Investments and the loans discussed in Note 5 – Loans Receivable.

The following is a roll forward of the Company’s loans payable balance during the nine months ended September 30, 2024:

Balance as of January 1, 2024	$9,230,168
Additional borrowings under credit facility	26,038,919
Foreign currency transaction adjustment	1,987,744
Balance as of September 30, 2024	$37,256,831

For the three and nine months ended September 30, 2024, the Company recorded interest expense of $23,587 and $42,409, respectively, on these loans.

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

On March 7, 2024, Knighted Pastures, LLC (“Knighted”), an AGAE stockholder, filed a complaint in the Court of Chancery of the State of Delaware (the “Court”) against the Company (as a nominal defendant), the members of its Board of Directors, and certain additional defendants (the “Knighted Action”). The complaint alleged, among other things, that the members of the Company’s Board of Directors breached their fiduciary duty in connection with (1) the approval of a Share Purchase Agreement that AGAE entered into on or around December 28, 2023, (2) the approval and adoption of certain amendments to AGAE’s Bylaws on or around January 5, 2024, and (3) the approval and adoption of a rights agreement on or around February 9, 2024. The Knighted Action sought both injunctive reliefs and money damages.

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

On August 28, 2024, the Court granted Knighted an attorney’s fee award of $3.0 million which was paid on September 11, 2024. Subsequent to September 30, 2024, the Company received reimbursements of $3.7 million, in aggregate, from its directors’ and officers’ insurance carrier representing the attorney fee award and its defense costs in excess of the policy’s retention amount, which is presented as an insurance recovery receivable on the condensed consolidated balance sheet at September 30, 2024.

Operating Leases

The Company leases office space in Beijing, China pursuant to a lease dated April 1, 2023 through an operating lease that expires on June 30, 2027. The lease provides for a monthly base rent of 50,000 RMB or approximately $6,900, payable quarterly. Effective April 1, 2024, the Beijing lease was amended to provide for a monthly base rent of 63,000 RMB or approximately $8,800 payable quarterly. There were no additional changes to the lease agreement. The increase in monthly base rent increased the right-of-use asset and lease liability by $85,095.

The Company’s aggregate operating lease expense incurred during the three months ended September 30, 2024 and 2023 amounted to $463,620 and $438,874, respectively, of which $349,605 and $321,522, respectively, is included within in-person costs and $114,015 and $117,352, respectively, is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

The Company’s aggregate operating lease expense incurred during the nine months ended September 30, 2024 and 2023 amounted to $1,368,725 and $1,281,075, respectively, of which $1,048,815 and $964,038, respectively, is included within in-person costs and $319,910 and $317,037, respectively, is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$1,138,342	$909,426

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$85,095	$289,886

Weighted Average Remaining Lease Term (Years)
Operating leases	3.60	4.63

Weighted Average Discount Rate
Operating leases	5.00% - 5.75%	5.00% - 5.75%

A summary of the Company’s remaining operating lease liabilities as of September 30, 2024 is as follows:

For the Years Ending December 31,	Amount
2024 (October 1, 2024 through December 31, 2024)	$468,803
2025	1,876,411
2026	1,852,951
2027	1,736,939
2028	712,500
Total lease payments	6,647,604
Less: amount representing imputed interest	(654,239)
Present value of lease liability	5,993,366
Less: current portion	(1,550,004)
Lease liability, non-current portion	$4,443,362

Investment Agreement

On January 14, 2020, the Company sold 758,725 shares of its common stock to BPR Cumulus LLC, an affiliate of Brookfield Property Partners (“Brookfield”) for $5,000,000 (the “Purchase Price”) pursuant to a Share Purchase Agreement (the “Brookfield Agreement”). Under the terms of the Brookfield Agreement, the Purchase Price was placed into escrow to be used by the Company or its subsidiaries to develop integrated esports experience venues at mutually agreed upon shopping malls owned and/or operated by Brookfield or any of its affiliates that will include a dedicated gaming space and production capabilities to attract esports and other emerging live events (each, an “Esports Venue”).

To that end, half of the Purchase Price would be released from escrow to the Company upon the execution of a written lease agreement between Brookfield and the Company for the first Esports Venue, and the other half would be released to the Company upon the execution of a written lease agreement between Brookfield and the Company for the second Esports Venue.

On September 16, 2024, the Company and Brookfield entered into a Settlement Agreement and Release (the “Settlement Agreement”) to resolve and terminate all obligations under the Brookfield Agreement. Pursuant to the Settlement Agreement, the entire Purchase Price was released from escrow of which $3,000,000 was paid to Brookfield and $2,000,000 was paid to the Company. The parties further agreed to release and discharge each other from any and all present and future obligations under the Brookfield Agreement. The $3,000,000 payment to Brookfield was included in other income (expense) on the condensed consolidated statements of operations.

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

Note 9 – Income Taxes

The Company recorded income tax benefit of $332 thousand and $0 during the three months ended September 30, 2024 and September 30, 2023, respectively. The Company recorded income tax benefit of $332 thousand and $0 during the nine months ended September 30, 2024 and September 30, 2023, respectively.

The Company’s effective tax rate for nine months ended September 30, 2024 is 2.9% and September 30, 2023 is 0 which vary from the statutory U.S. federal tax rate of 21.0% primarily due to the tax impact of foreign operating activities in China and Hong Kong both of which are taxed at rates different than the statutory U.S. federal tax rate.

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

Stock Options

A summary of the option activity during the nine months ended September 30, 2024 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2024	1,490,000	$3.55
Granted	-	-
Exercised	-	-
Expired	(170,000)	4.09
Outstanding, September 30, 2024	1,320,000	$3.48	5.53	$-

Exercisable, September 30, 2024	1,212,500	$3.59	5.42	$-

Options outstanding and exercisable as of September 30, 2024 are as follows:

Options Outstanding		Options Exercisable
	Outstanding	Weighted Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Options	In Years	Options
$2.11	40,000	5.75	40,000
$2.17	120,000	5.85	120,000
$2.21	350,000	5.59	262,500
$2.48	120,000	6.60	100,000
$4.09	460,000	5.14	460,000
$5.66	230,000	4.97	230,000
	1,320,000	5.42	1,212,500

For the three months ended September 30, 2024 and 2023, the Company recorded $18,714 and $64,623, respectively, of stock-based compensation expense related to stock options. For the nine months ended September 30, 2024 and 2023, the Company recorded $44,872 and $136,605, respectively, of stock-based compensation expense related to stock options. As of September 30, 2024, there was $33,126 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the weighted average remaining vesting period of 0.94 years.

Restricted Common Stock

On February 22, 2024, the Company awarded, in aggregate, 1,460,000 shares of common stock (the “Restricted Shares”), with an aggregate grant date value of $1,518,000, to its directors and certain executive officers which are subject to certain transfer and other restrictions set forth in the grant agreement signed by each recipient under the Equity Incentive Plan.  The Restricted Shares vest in four equal installments as follows: twenty-five (25%) on the date of grant and 25% in three (3) successive installments upon the completion of each six (6) month period of service over an eighteen (18) month period measured from the date of grant.  The transfer restrictions include a lock-up agreement under which, among other things, each recipient agreed not to sell, pledge, or otherwise dispose of the shares for a three-year period commencing on the date of the grant.

For the three months ended September 30, 2024 and 2023, the Company recorded $211,017 and $0, respectively, of stock-based compensation expense related to restricted stock. For the nine months ended September 30, 2024 and 2023, the Company recorded $858,766 and $0, respectively, of stock-based compensation expense related to restricted stock. As of September 30, 2024, there was $659,234 of unrecognized stock-based compensation expense related to the restricted stock that will be recognized over the weighted average remaining vesting period of 0.8 years.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Warrants

In 2017, Black Ridge Acquisition Corp. (“BRAC”) issued 14,305,000 warrants (the “BRAC Warrants”) for the purchase of BRAC’s common stock at $11.50 per share in connection with BRAC’s initial public offering. The warrants expired on August 9, 2024.

As of result of the August 9, 2019 Merger, in which the Company and BRAC merged, the Company issued to the former owners of Allied Gaming and WPT five-year warrants to purchase an aggregate of 3,800,003 shares of common stock at a price of $11.50 per share and issued five-year warrants for the purchase of an aggregate of 532,000 shares of common stock to noteholders with an exercise price of $11.50 per share. The warrants expired on August 9, 2024.

A summary of warrants outstanding and exercisable as of September 30, 2024 is presented below:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$4.13	Common Stock	1,454,546	0.7	1,454,546
		1,454,546		1,454,546

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

The Company’s business consists of three reportable business segments:

●	E-sports, provided through Allied Esports, including video game events and tournaments.

●	Casual mobile gaming, provided through ZTech.

●	Live concert promotion and events organizing, provided through Skyline.

The following tables present segment information for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30, 2024					For the Three Months Ended September 30, 2023
	E-sports	Causal Mobile Gaming	Concerts	Corporate(1)	TOTAL	E-sports	Causal Mobile Gaming	Concerts	Corporate(1)	TOTAL
Revenues	$1,345,555	$817,986	$-	$-	$2,163,541	$1,119,959	$-	$-	$-	$1,119,959

Revenues from foreign operations	$-	$817,986	$-	$-	$817,986	$-	$-	$-	$-	$-

Depreciation and amortization	$251,974	$151,550	$-	$-	$403,524	$239,413	$-	$-	$-	$239,413

Loss from operations	$(481,203)	$(352,208)	$(16,813)	$(330,349)	$(1,180,573)	$191,821	$-	$-	$(832,080)	$(640,259)

Interest income	$-	$-	$-	$1,066,311	$1,066,311	$-	$-	$-	$715,893	$715,893

Interest expense	$-	$-	$-	$(32,949)	$(32,949)	$-	$-	$-	$-	$-

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

	For the Nine Months Ended September 30, 2024					For the Nine Months Ended September 30, 2023
	E-sports	Causal Mobile Gaming	Concerts	Corporate(1)	TOTAL	E-sports	Causal Mobile Gaming	Concerts	Corporate(1)	TOTAL
Revenues	$3,518,226	$3,664,244	$-	$-	$7,182,470	$5,581,486	$-	$-	$-	$5,581,486

Revenues from foreign operations	$-	$3,664,244	$-	$-	$3,664,244	$-	$-	$-	$-	$-

Depreciation and amortization	$689,509	$407,864	$-	$86,319	$1,183,692	$1,028,668	$-	$-	$1,523	$1,030,191

Loss from operations	$(1,733,922)	$(833,463)	$(153,232)	$(6,425,706)	$(9,146,323)	$(1,339,523)	$-	$-	$(3,351,658)	$(4,691,181)

Interest income	$-	$-	$-	$2,977,266	$2,977,266	$-	$-	$-	$2,165,514	$2,165,514

Interest expense	$-	$-	$-	$(43,231)	$(43,231)	$-	$-	$-	$(46)	$(46)

(1)	Represents unallocated corporate operating losses resulting from general corporate overhead expenses not directly attributable to any one of the business segments. Corporate operating expense are reported separate from the Company’s identified segments and are included in general and administrative expenses on the accompanying consolidated statements of operations.

The following table presents segment information as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024					As of December 31, 2023
	E-sports	Causal Mobile Gaming	Concerts	Corporate(1)	TOTAL	E-sports	Causal Mobile Gaming	Concerts	Corporate(1)	TOTAL
Goodwill and intangible assets, net	$15,846	$18,132,813	$-	$589,461	$18,738,120	$18,843	$18,340,383	$-	$624,561	$18,983,787

Property and equipment, net	$3,166,226	$23,124	$-	$-	$3,189,350	$3,808,985	$23,939	$-	$1,269	$3,834,193

Property and equipment, net - foreign operations	$-	$23,124	$-	$-	$23,124	$-	$23,939	$-	$-	$23,939

Total assets (2)	$8,707,254	$18,628,914	$7,492,819	$94,998,909	$129,827,256	$10,842,100	$18,793,420	$6,007,381	$76,373,786	$112,016,687

(1)	Represents unallocated corporate assets not directly attributable to any one of the business segments and unallocated corporate operating losses resulting from general corporate overhead expenses not directly attributable to any one of the business segments. Corporate operating expense are reported separate from the Company’s identified segments and are included in general and administrative expenses on the accompanying consolidated statements of operations.

(2)	Reflects reclassification of AME’s short-term investments, interest receivable and cash and cash equivalents to Corporate

Note 12 – Subsequent Events

Securities Purchase Agreement

Blue Planet New Energy Technology Limited

On October 18, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Blue Planet New Energy Technology Limited (“Blue Planet”), pursuant to which the Company agreed to sell and issue and Blue Planet agreed to purchase (i) 6,000,000 shares of Common Stock of the Company at a purchase price of $1.10 per share (the “Purchased Shares”) for a total purchase price of $6,600,000 and (ii) a corresponding warrant (the “Warrant”) to purchase up to 6,000,000 shares of Common Stock, with an exercise price of $1.80 per share, which represents a 50% premium to the closing sales price of the Common Stock on October 17, 2024, issuable upon exercise of the Warrant (the “Warrant Shares” and together with the Purchased Shares and the Warrant, the “Registrable Securities”) (such transaction, the “Transaction”). The Warrant expires five years from the date of issuance. The Purchase Agreement is subject to customary representations, warranties, covenants and conditions. In addition, Blue Planet is subject to a 6-month lock-up period commencing from the date of closing.

The Purchase Agreement does not contain any voting commitment, and Blue Planet may vote its shares of Common Stock in its discretion for any matter requiring a vote of the Company’s stockholders. The Warrant may not be exercised if Blue Planet, together with its affiliates, would beneficially own more than 19.99% of the number of shares of the Common Stock outstanding immediately after giving effect to such exercise, unless the Company obtains shareholder approval pursuant to applicable NASDAQ rules. Finally, the Company agreed to register the resale of Registrable Securities pursuant to a registration statement to be filed under the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of Allied Gaming & Entertainment Inc. (the “Company”) as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2023, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024, as amended on Form 10-K/A which was filed on April 29, 2024. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company and its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

Brookfield Settlement

On September 16, 2024, the Company and Brookfield entered into a Settlement Agreement and Release (the “Settlement Agreement”) to resolve and terminate all obligations under the Brookfield Agreement. Pursuant to the Settlement Agreement, the entire Purchase Price was released from escrow of which $3,000,000 was paid to Brookfield and $2,000,000 was paid to the Company. The parties further agreed to release and discharge each other from any and all present and future obligations under the Brookfield Agreement.

Blue Planet New Energy Technology Limited Securities Purchase Agreement

On October 18, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Blue Planet New Energy Technology Limited (“Blue Planet”), pursuant to which the Company agreed to sell and issue and Blue Planet agreed to purchase (i) 6,000,000 shares of Common Stock of the Company at a purchase price of $1.10 per share (the “Purchased Shares”) for a total purchase price of $6,600,000 and (ii) a corresponding warrant (the “Warrant”) to purchase up to 6,000,000 shares of Common Stock, with an exercise price of $1.80 per share, which represents a 50% premium to the closing sales price of the Common Stock on October 17, 2024, issuable upon exercise of the Warrant (the “Warrant Shares” and together with the Purchased Shares and the Warrant, the “Registrable Securities”) (such transaction, the “Transaction”). The Warrant expires five years from the date of issuance. The Purchase Agreement is subject to customary representations, warranties, covenants and conditions. In addition, Blue Planet is subject to a 6-month lock-up period commencing from the date of closing.

The Purchase Agreement does not contain any voting commitment, and Blue Planet may vote its shares of Common Stock in its discretion for any matter requiring a vote of the Company’s stockholders. The Warrant may not be exercised if Blue Planet, together with its affiliates, would beneficially own more than 19.99% of the number of shares of the Common Stock outstanding immediately after giving effect to such exercise, unless the Company obtains shareholder approval pursuant to applicable NASDAQ rules. Finally, the Company agreed to register the resale of Registrable Securities pursuant to a registration statement to be filed under the Securities Act of 1933, as amended.

Results of Operations

Our operations consist of our esports gaming operations, casual mobile games and live entertainment events organizing. Through our subsidiaries, we offer esports fans state-of-the-art facilities to compete against other players in esports competitions, host live events with esports superstars that potentially stream to millions of viewers worldwide and produce and distribute esports content at our on-site production facilities and studios. At our flagship arena in Las Vegas, Nevada, we provide an attractive facility for hosting a diverse range of events, including corporate events, tournaments, game launches, and brand activation. Furthermore, we boast a mobile esports arena, an 18-wheel semi-trailer, which seamlessly transforms into a top-tier esports arena and competition stage or a dynamic live show arena complete with full content production capabilities and an interactive talent studio.

Results of Operations for the Three Months Ended September 30, 2024 and 2023

	For the
	Three Months Ended
	September 30,		Favorable
(in thousands)	2024	2023	(Unfavorable)
Revenues:
In-person	$1,345	$1,120	$225
Casual mobile gaming	818	-	818
Total Revenues	2,163	1,120	1,043
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	683	576	(107)
Casual mobile gaming (exclusive of depreciation and amortization)	701	-	(701)
Research and development expenses	158	-	(158)
Selling and marketing expenses	91	51	(40)
General and administrative expenses	1,310	894	(416)
Depreciation and amortization	401	239	(162)
Total Costs and Expenses	3,344	1,760	(1,584)
Loss From Operations	(1,181)	(640)	(541)
Other Income (Expense):
Other income (expense), net	(1)	-	(1)
Loss on escrow settlement	(3,000)	-	(3,000)
Loss on foreign currency transactions	(1,213)	-	(1,213)
Interest income, net	1,033	715	318
Pre-Tax (Loss) Income	(4,362)	75	(4,437)
Income tax benefit	333	-	333
Net (Loss) Income	(4,029)	75	(4,104)
Less: net loss attributable to non-controlling interest	(1)	-	1
Net (Loss) Income Attributable to Common Stockholders	$(4,028)	$75	$(4,105)

Revenues

In-person experience revenues increased by approximately $0.2 million, or 20%, to approximately $1.3 million for the three months ended September 30, 2024 from approximately $1.1 million for the three months ended September 30, 2023. The increase of in-person experience revenues was driven by a $0.2 million increase in arena and truck event revenue for the three months ended September 30, 2024 resulting from an increase in revenue earned per event held during the period.

Casual mobile gaming revenue was $0.8 million for the three months ended September 30, 2024 and $0.0 million for the three months ended September 30, 2023, respectively. The increase in casual mobile games revenue was due to the casual mobile gaming revenue recognized in the current year as a result of the business combination with ZTech on October 31, 2023.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) increased by approximately $0.1 million, or 19%, to approximately $0.7 million for the three months ended September 30, 2024 from approximately $0.6 million for the three months ended September 30, 2023. The increase is the result of the increase in costs associated with the arena and truck events for the three months ended September 30, 2024 resulting from an increase in costs per event held during the period.

Casual mobile gaming costs (exclusive of depreciation and amortization) were $0.7 million for the three months ended September 30, 2024 and $0.0 million for the three months ended September 30, 2023, respectively. The recognition of casual gaming costs and expenses began in connection with the business combination with ZTech on October 31, 2023.

Research and development expenses were $158 thousand and $0 for the three months ended September 30, 2024 and 2023, respectively. Research and development expenses consist principally of costs related to the development of new casual mobile games for ZTech.

Selling and marketing expenses increased by approximately $40 thousand, or 78%, to approximately $91 thousand for the three months ended September 30, 2024 from approximately $52 thousand for the three months ended September 30, 2023.

General and administrative expenses increased by approximately $0.4 million, or 47%, to approximately $1.3 million for the three months ended September 30, 2024, from approximately $0.9 million for the three months ended September 30, 2023. The increase in general and administrative expenses is primarily attributable to an increase in payroll and payroll related costs resulting from a $1.5 million Employee Retention Credit (“ERC”) received and recorded as a reduction of expense during the three months ended September 30, 2023, a $0.2 million increase in payroll due to the hiring of our new president during the second quarter of 2024, and a $0.2 million increase in stock-based compensation related to restricted share awards granted on February 22, 2024. These increases were slightly offset by a) a $1.3 million decrease in legal and professional fees resulting from (i) an insurance reimbursement of second quarter 2024 defense costs incurred in connection with a shareholder complaint filed in March 2024, and (ii) costs related to various merger and acquisition activities during the third quarter of 2023, and b) a $0.2 million decrease in insurance costs related to a D&O insurance policy that was renewed at a lower cost in August 2023.

Depreciation and amortization increased by approximately $0.2 million, or 68% to approximately $0.4 million for the three months ended September 30, 2024, from approximately $0.2 million for the three months ended September 30, 2023. The increase was primarily due to the amortization of intangibles that were recorded as part of the business combination with ZTech on October 31, 2023.

Other income (expense), net

We recognized other expense, net, of approximately $1 thousand during the three months ended September 30, 2024 compared to $0 thousand of other expense recorded for the three months ended September 30, 2023.

Loss on escrow settlement

We recognized a loss in connection with a Settlement and Release Agreement dated September 16, 2024, with Brookfield Property Partners (“Brookfield”), under which $3.0 million was released and paid to Brookfield from an escrow account established in January 2020 (see Note 8 – Commitments and Contingencies – Investment Agreement).  The entire escrow account of $5.0 million was included in restricted cash on the condensed consolidated balance sheets since that date.

Loss on foreign currency transactions

The loss on foreign currency transactions was approximately $1.2 million for the three months ended September 30, 2024 compared to $0.0 million for the three months ended September 30, 2023. The increase is a result of changes in the exchange rate of the Japanese Yen to United States Dollar between the dates certain loans payable were borrowed, the dates certain loans receivable were issued, and the dates certain equity linked notes were purchased and September 30, 2024.

Interest income, net

Interest income, net, was approximately $1.0 million for the three months ended September 30, 2024 compared to approximately $0.7 million of interest income for the three months ended September 30, 2023. The increase is a result of the interest earned on certificates of deposit purchased during the fourth quarter of 2023, in addition to equity linked notes purchased in the third quarter of 2024.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

	For the
	Nine Months Ended
	September 30,		Favorable
(in thousands)	2024	2023	(Unfavorable)
Revenues:
In-person	$3,518	$3,581	$(63)
Multiplatform content	-	2,001	(2,001)
Casual mobile gaming	3,664	-	3,664
Total Revenues	7,182	5,582	1,600
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	1,821	1,891	70
Multiplatform content (exclusive of depreciation and amortization)	-	1,518	1,518
Casual mobile gaming (exclusive of depreciation and amortization)	3,199	-	(3,199)
Research and development expenses	527	-	(527)
Selling and marketing expenses	198	173	(25)
General and administrative expenses	9,402	5,661	(3,741)
Depreciation and amortization	1,182	1,030	(152)
Total Costs and Expenses	16,329	10,273	(6,056)
Loss From Operations	(9,147)	(4,691)	(4,456)
Other Income (Expense):
Other income (expense), net	1	16	(15)
Loss on escrow settlement	(3,000)	-	(3,000)
Loss on foreign currency transactions	(862)	-	(862)
Interest income, net	2,934	2,165	769
Pre-Tax Loss	(10,074)	(2,510)	(7,564)
Income tax benefit	333	-	333
Net Loss	(9,741)	(2,510)	(7,231)
Less: net loss attributable to non-controlling interest	(211)	-	211
Net Loss Attributable to Common Stockholders	$(9,530)	$(2,510)	$(7,442)

Revenues

In-person experience revenues decreased by approximately $0.1 million, or 2%, to approximately $3.5 million for the nine months ended September 30, 2024 from approximately $3.6 million for the nine months ended September 30, 2023. The decrease of in-person experience revenues was driven by a $0.1 million decrease in truck event revenue for the nine months ended September 30, 2024 resulting from fewer events held during the period.

Multiplatform content revenue was $0.0 million for the nine months ended September 30, 2024 and $2.0 million for the nine months ended September 30, 2023. The decrease was due to Season 2 of Elevated, a live streaming event, that occurred during the nine months ended September 30, 2023 and did not occur in 2024.

Casual mobile gaming revenue was $3.7 million for the nine months ended September 30, 2024 and $0.0 million for the nine months ended September 30, 2023, respectively. The increase in casual mobile games revenue was due to the casual mobile gaming revenue recognized in the current year as a result of the business combination with ZTech on October 31, 2023.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $0.1 million, or 4%, to approximately $1.8 million for the nine months ended September 30, 2024 from approximately $1.9 million for the nine months ended September 30, 2023. The decrease is the result of the decrease in costs associated with the truck events for the nine months ended September 30, 2024 resulting from fewer events held during the period.

Multiplatform costs (exclusive of depreciation and amortization) decreased by approximately $1.5 million to $0.0 million for the nine months ended September 30, 2024 from approximately $1.5 million for the nine months ended September 30, 2023. The decrease in multiplatform costs corresponds to the decrease in revenues, as discussed above.

Casual mobile gaming costs (exclusive of depreciation and amortization) were $3.2 million for the nine months ended September 30, 2024 and $0.0 million for the nine months ended September 30, 2023, respectively. The recognition of casual mobile gaming costs and expenses began in connection with the business combination with ZTech on October 31, 2023.

Research and development expenses were $527 thousand and $0.0 million for the nine months ended September 30, 2024 and 2023, respectively. Research and development expenses consist principally of costs related to the development of new casual mobile games for ZTech.

Selling and marketing expenses increased by approximately $25 thousand, or 14%, to approximately $198 thousand for the nine months ended September 30, 2024 from approximately $173 thousand for the nine months ended September 30, 2023.

General and administrative expenses increased by approximately $3.7 million, or 66%, to approximately $9.4 million for the nine months ended September 30, 2024, from approximately $5.7 million for the nine months ended September 30, 2023. The increase in general and administrative expenses resulted primarily from a $2.1 million increase in legal and professional fees related to a shareholder complaint filed in 2024, a $1.3 million increase in payroll and payroll related costs due to an Employee Retention Credit (“ERC”) received and recorded as a reduction of expenses during the nine months ended September 30, 2023, and a $0.8 million increase in stock-based compensation related to restricted share awards granted on February 22, 2024. These increases were slightly offset by a $0.2 million decrease in payroll and payroll related costs in 2024 due to a decrease in headcount, in addition to a $0.3 million decrease in insurance costs related to a D&O insurance policy that was renewed at a lower cost in August 2023.

Depreciation and amortization increased by approximately $152 thousand, or 15%, to approximately $1.2 million for the nine months ended September 30, 2024, from approximately $1.0 million for the nine months ended September 30, 2023. The increase was primarily due to the depreciation and amortization of fixed assets and intangibles that were part of the business combination in the fourth quarter of 2023.

Other income (expense), net

We recognized $0 thousand in other expense, net, during the nine months ended September 30, 2024 compared to $16 thousand of other income recorded for the nine months ended September 30, 2023.

Loss on escrow settlement

We recognized a loss in connection with a Settlement and Release Agreement dated September 16, 2024, with Brookfield Property Partners (“Brookfield”), under which $3.0 million was released and paid to Brookfield from an escrow account established in January 2020 (see Note 8 – Commitments and Contingencies – Investment Agreement).  The entire escrow account of $5.0 million was included in restricted cash on the condensed consolidated balance sheets since that date.

Loss on foreign currency transactions

The loss on foreign currency transactions was approximately $0.8 million for the nine months ended September 30, 2024 compared to $0.0 million for the nine months ended September 30, 2023. The increase is a result of changes in the exchange rate of the Japanese Yen to United States Dollar between the dates certain loans payable were borrowed, the dates certain loans receivable were issued, and the dates certain equity linked notes were purchased and September 30, 2024.

Interest income, net

Interest income, net, was approximately $2.9 million for the nine months ended September 30, 2024 compared to approximately $2.2 million for the nine months ended September 30, 2023. The increase is a result of the interest earned on certificates of deposit purchased during the fourth quarter of 2023, loans receivable issued in 2024, and equity linked and Fx notes purchased in 2024. This was slightly offset by interest expense of $0.04 million on loans borrowed during the fourth quarter of 2023 and the nine month period ended September 30, 2024.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital at September 30, 2024 and December 31, 2023, respectively:

	September 30,	December 31,
(in thousands)	2024	2023
Current Assets	$102,806	$78,341
Current Liabilities	$40,039	$11,952
Working Capital Surplus	$62,767	$66,389

Our primary sources of liquidity and capital resources are cash and short-term investments on the balance sheet and funds that can be raised through debt or equity financing. We intend to utilize our credit facilities provided by our financial institutions for investment purposes, including but not limited to fixed interest returns on notes, bonds, and loans to qualified borrowers.

As of September 30, 2024, we had cash and cash equivalents of approximately $10.9 million (not including approximately $66.7 million of short-term investments) and working capital of approximately $62.8 million. For the nine months ended September 30, 2024 and 2023, we incurred a net loss of approximately $9.7 million and $2.5 million, respectively, and used cash in operations of approximately $13.2 million and $4.6 million, respectively.

Cash requirements for our current liabilities include approximately $37.3 million for loans payable, $0.4 million for accounts payable, $0.5 million for accrued expenses, and $1.6 million for the current portion of an operating lease liability. Cash requirements for non-current liabilities include approximately $1.5 million for the non-current portion of an operating lease liability. The Company intends to meet these cash requirements from its current cash and short-term investments balance.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(13,249)	$(4,599)
Investing activities	$(24,767)	$5,918
Financing activities	$28,027	$(2,051)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 and 2023 was approximately $13.2 million and $4.6 million, respectively, representing increased usage of cash of approximately $8.6 million. During the nine months ended September 30, 2024 and 2023, the net cash used in operating activities was primarily attributable to the net loss of approximately $9.7 million and $2.5 million, respectively, adjusted for approximately $2.9 million and $1.9 million, respectively, of net non-cash expenses, and approximately $6.4 million and $4.0 million, respectively, of cash used in changes in the levels of operating assets and liabilities.

Net Cash Provided By Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was approximately $24.7 million, which consisted of approximately $72.9 million used for the purchase of short-term investments and $14.4 million used for the issuance of a short-term loan. This was partially offset by approximately $62.7 million in proceeds from the maturing of short-term investments.

Net cash provided by investing activities for the nine months ended September 30, 2023 was approximately $5.9 million, which consisted primarily of proceeds from the maturing of certificate of deposits of $30.0 million and $0.1 million in proceeds from the sale of equipment. This was partially offset by $20.0 million of certificate of deposit purchases, $0.1 million of property and equipment purchases, $0.6 million related to the acquisition of a mobile games license, and $3.5 million in a loan to an affiliate.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was approximately $28 million compared to approximately $2.1 million of net cash used in financing activities during the nine months ended September 30, 2023. Net cash provided by financing activities during the nine months ended September 30, 2024 represented proceeds from short-term loans of approximately $28 million and proceeds from the issuance of common stock in a share purchase agreement of $2 million, offset by the $2 million return of proceeds upon cancellation of common stock previously issued. Net cash used in financing activities during the nine months ended September 30, 2023 represented the purchase of treasury stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may be subject to litigation from stockholders, suppliers and other third parties from time to time. Such litigation may have an adverse impact on our business and results of operations, may be costly to defend, or may cause disruptions to our operations. As discussed in more detail below, Knighted Pastures, LLC (“Knighted”) recently filed a complaint against, among other defendants, us and the members of our Board of Directors. We are incurring additional costs to defend such litigation and it may continue to cause our management to divert attention and resources from our business operations. In addition, the complaint states that Knighted seeks to nominate directors to AGAE’s Board and effect certain changes with respect to the business and management of AGAE. In the event directors nominated by Knighted are elected to our board of directors, such directors may disagree with the strategic direction of the Company or otherwise take actions that may adversely affect the interest of our shareholders.

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

On August 28, 2024, the Court granted Knighted an attorney’s fee award of $3.0 million which was paid on September 11, 2024. On October 31, 2024, the Company received reimbursement of legal costs from the directors and officers insurance carrier of $3.7 million.

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

We are subject to actions and proposals from stockholders and others that do not align with our business strategies or the interests of our other stockholders. Responding to such actions is costly and time-consuming, disrupts our business and operations and diverts the attention of our board of directors, management and employees from the pursuit of our business strategies. Such activities interferes with our ability to execute our strategic plan. Activist stockholders or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers, and may affect our relationships with current customers, vendors, investors and other third parties. In addition, Knighted Pastures LLC has initiated a proxy contest for the election of directors at our 2024 annual meeting of stockholders which has required us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

10b5-1 Arrangements

To the best of the Company’s knowledge during the fiscal quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6. EXHIBITS.

Exhibit	Description
10.1*	Settlement Agreement and Release, dated September 16, 2024, by and between the Company and BPR Cumulus LLC.
31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a)
31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a)
32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350
32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED GAMING & ENTERTAINMENT INC.

Dated: November 14, 2024	By:	/s/ Yinghua Chen
Yinghua Chen, Chief Executive Officer, (Principal Executive Officer)

Dated: November 14, 2024	By:	/s/ Roy Anderson
Roy Anderson, Chief Financial Officer (Principal Financial Officer)