Form 10-K
period 2024-12-31
Allied Gaming & Entertainment Inc.
filed 2025-06-09
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock outstanding, other than shares held by affiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $18,771,486 based on the price of $1.27, the closing price on June 28, 2024. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners, are or were, in fact, affiliates of the registrant.

As of May 29, 2025, 38,018,882, shares of common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS;

The information in this Annual Report on Form 10-K (the “Annual Report”) includes “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions, and the negatives thereof, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Annual Report. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Nevertheless, and despite the fact that management’s expectations and estimates are based on assumptions management believes to be reasonable and data management believes to be reliable, our actual results, performance or achievements are subject to future risks and uncertainties, any of which could materially affect our actual performance.

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Should one or more of the risks or uncertainties described in this Annual Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Annual Report are expressly qualified in their entirety by this cautionary note. This cautionary note should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report.

ii

PART I

Item 1. Business

Overview of Business

Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our,” “AGAE,” “Allied” and the “Company” refer to Allied Gaming & Entertainment, Inc. and its subsidiaries.

Allied is a global experiential entertainment company focused on providing a growing audience of gamers with unique experiences through renowned assets, products, and services. Prior to July 2021, the Company owned and operated World Poker Tour (“WPT”) businesses and the Allied Esports business. On July 12, 2021, the Company completed its sale of its business comprising the WPT business for gross proceeds of approximately $106 million. As of December 31, 2024, the Company’s operation includes Allied Esports International, which owns and operates HyperX Arena Las Vegas, one of the world’s most recognized esports and entertainment events facilities, one mobile arena-Allied Esports Omen Truck, and original content studio which creates and produces proprietary content series to serve brand activation and promotion, fans and community engagement. On October 31, 2023, the Company completed its acquisition of a 40% equity interest in Beijing Lianzhong Zhihe Technology Co., Ltd, a developer and operator of casual mobile games. The Company offers a variety of esports, gaming-and entertainment content and services through its three subsidiaries, Allied Esports International, Allied Mobile Entertainment and Allied Experiential Entertainment, including world class tournaments, live and virtual entertainment and gaming events, and original programming to continuously nurture vibrant communities primarily comprising Gen Y, Z, and Alpha consumers. In December 2022, the Company completed a strategic review of its business operations and announced plans to restructure the existing esports business and expand its focus to include a broader array of entertainment and gaming products and services. Under this plan, the Company has pursued and will continue to pursue various acquisitions, joint ventures, and other such strategic opportunities for the purpose of leveraging its location-based-entertainment expertise and focusing on gaming lifestyle and experiential entertainment, as well as growing its digital footprint and monetization capabilities through mobile gaming.

The entertainment industry has witnessed the rapid growth of gaming, which now ranks among the largest and fastest-growing markets. In 2024, the global gaming market generated revenues of $187.7 billion, up 2.1% from the previous year, while the number of worldwide players reached 3.42 billion. The staggering number of worldwide gamers is predicted to exceed 3.75 billion by the end of 2027 (newzoo.com).

As of 2024, the global gaming industry was valued at $298 billion with a projected compound annual growth rate (“CAGR”) of 8.7% between 2025 to 2030 (Grand View Research).

Mobile gaming and esports are the major drivers of this exponentially growing market. In 2024, mobile gaming generated $92.5 billion in revenue, accounting for approximately half of total global gaming market revenue.

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

The audience for live game streaming continues to grow, with projections estimating it will reach 1.21 billion viewers by 2025, achieving a CAGR of 12.7%. This growth is driven by infrastructure development and the rise of mobile esports in emerging regions, while content diversification influences viewing habits in Western markets. These figures underscore the dynamic nature of the gaming and esports industries, highlighting their increasing influence within the broader entertainment landscape.

In 2023, we, through one of our subsidiaries, entered into an Equity Interest Purchase Agreement (the “Purchase Agreement”) with Beijing Lianzhong Co., Ltd (the “Seller”) and Beijing Lianzhong Zhihe Technology Co., Ltd. (the “Target Company” or “Z-Tech”), pursuant to which we acquired a 40% equity interest in the Target Company held by the Seller for a total purchase price of $7,000,000 in cash (the “Acquisition”). Pursuant to the terms of the Purchase Agreement, we have the right to appoint three out of five members of the Board of Directors of the Target Company. After the Acquisition, which was completed on October 31, 2023, the Company has become Z-Tech’s largest stockholders. Z-Tech was founded in Beijing, China in April 2022 and has emerged as a mobile games developer and operator, specializing in the innovation, research, development and operation of premium card and Mahjong casual games. The Acquisition allowed us to leverage the advanced in-game advertising strategies of Z-Tech and access to premier leisure entertainment platform and community, which also provided us with an additional revenue stream.

Strategic Transactions — Overview

On December 28, 2023, we entered into a Share Purchase Agreement (the “SPA”) with Elite Fun Entertainment Co., Ltd. (the “Purchaser”), pursuant to which the Purchaser agreed to purchase 7,330,000 shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) at a purchase price of $0.90 per share for a total purchase price of $6,597,000. The SPA included an agreement that the Company and Purchaser will each use its best efforts to negotiate and finalize a collaboration or partnership agreement under which the Purchaser will assist the Company with organizing live shows and events in Asia. The transaction was closed on March 7, 2024. On June 15, 2024, we entered into a Termination Agreement (the “Termination Agreement”) with the Purchaser, pursuant to which we agreed to terminate the SPA and related agreement. Pursuant to the Termination Agreement, we agreed to (i) pay a total of $2,000,000 to the Purchaser, and (ii) forgive the Purchaser’s obligation to pay the remaining purchase price of $4,597,000 for the shares, in exchange for the Purchaser transferring back to us all of the shares of common stock previously issued pursuant to the SPA. The termination became effective on June 15, 2024. In addition, the Purchaser has agreed to use reasonable effort to pursue, negotiate and finalize a strategic partnership agreement in order to advance and facilitate the Company’s gaming, entertainment and related business operations in China and the Asia Pacific Region.

In October 2024, we completed a strategic investment by Yellow River Global Capital (“Yellow River”), an alternative private equity manager with deep expertise in large-scale, long-term investments in digital technologies, new energy and entertainment. In addition to the financial investment, Yellow River will provide us with strategic resources, networking opportunities, and industry expertise that will be extremely valuable as the Company advances its strategic initiatives forward. The investment was made pursuant to that certain Securities Purchase Agreement with Blue Planet New Energy Technology Limited (“Blue Planet”), an affiliate of Yellow River, pursuant to which the Company issued to such affiliate 6,000,000 shares of common stock at a purchase price of $1.10 per share for a total purchase price of $6,600,000 and (ii) a corresponding warrant to purchase up to 6,000,000 shares of Common Stock, with an exercise price of $1.80 per share.

On April 25, 2025, the Company and Blue Planet entered into a termination agreement pursuant to which each party agreed to terminate the Securities Purchase Agreement. Pursuant to the termination agreement, the Company agreed to refund the $6,600,000 and in exchange Blue Planet will transfer back to the Company all of the shares of common stock and warrant to purchase shares of common stock.

Allied will continue to use a three-pillar strategy in its gaming and entertainment services; in-person experiences, multiplatform content, and interactive services both independently and in connection with its strategic partners.

Our Growth Strategies

1. In-Person Experiences

Allied continues to deepen its presence in the live entertainment and location-based entertainment (LBE) sectors, where global consumer demand is experiencing a powerful resurgence. As the world fully emerges from the COVID-19 pandemic, there’s a renewed appetite for in-person, social experiences—particularly among Gen Z and post, millennial audiences who prioritize entertainment, travel, and cultural engagement.

Market Trends & Demand Drivers:

●	According to PwC’s Global Entertainment & Media Outlook, global entertainment and media industry saw a 5% increase in revenue in 2023, reaching $2.8 trillion, and is expected to grow to $3.4 trillion by 2028. Advertising is a major contributor to this growth, anticipated to hit $1 trillion in 2026, driven by strong consumer demand, increased artist touring, and brand sponsorship activation. The live music industry is showing a remarkable recovery, with ticket sales in 2023 surpassed pre-pandemic levels from 2019. Revenues from live experiences are expected to grow significantly over the next few years.

●	The location-based entertainment (LBE) market, which includes esports arenas, immersive entertainment centers, and themed attractions, is expected to grow at a CAGR of 13%+, reaching over $30 billion by 2030 (Allied Market Research, 2024). Location-based entertainment market is experiencing significant growth. It was valued at USD 5.17 billion in 2024 and is projected to reach USD 23.34 billion by 2032, showing a strong compound annual growth rate (CAGR) of 20.9%. North America currently holds the largest share of this market. The growth is being fueled by several factors, including increased consumer spending on digital entertainment, a desire for immersive and interactive experiences, and the growing popularity of virtual and augmented reality technologies. The trend of people wanting to share social experiences and the increasing investments in this sector are also significant contributors.

North America Trends

●	North America remains the largest market for live entertainment, with the U.S. accounting for over 40% of global ticket revenue (PwC, 2023).

●	Las Vegas continues to lead in immersive entertainment investment, including esports venues, integrated resorts, and tech-enabled nightlife.

●	Youth-driven demand: Gen Z and Millennials are attending more live events than any previous generation, with preference for hybrid formats combining music, gaming, and social experiences.

Asia-Pacific Trends

●	The Asia-Pacific LBE market is growing at the fastest rate, led by China, Japan, and South Korea.

●	Hainan, China is being developed as a tourism and entertainment hub under a government-supported Free Trade Zone, with incentives for international media, gaming, and culture brands.

●	Japan, a global capital for gaming and anime culture, is seeing a resurgence in esports cafes, themed venues, and cross-media events, particularly in Tokyo and Osaka.

●	Regional consumers show strong demand for IP-integrated experiences, blending anime, gaming, and live performance.

●	Cities like Las Vegas, Tokyo, and Hainan are actively investing in next-generation destination entertainment, attracting international travelers, esports fans, and cultural tourists alike.

Allied’s Strategic Approach:

Building on our operational expertise in gaming and esports, Allied is expanding into broader entertainment formats to capitalize on this growth. Our approach is centered around creating experiential entertainment hubs that blend gaming, music, lifestyle, and immersive media under one roof.

Key Initiatives Include:

●	Expansion of Entertainment Network Properties:

o	Developing in partnership for a second flagship location in Las Vegas, focused on esports, gaming-themed nightlife, immersive activations, and celebrity-driven content production.

o	Exploring development plans in Hainan (a fast-growing tourist and free-trade hub in China) and Japan, where gaming, anime and pop culture are deeply embedded in mainstream entertainment.

●	World-Class Event Production:

o	Hosting large-scale esports tournaments, unique gaming & entertainment shows that position Allied as a key platform for live fan engagement.

o	Curating proprietary music festivals IP and concerts that feature cross-cultural lineups and incorporate gaming, fashion, and influencer culture to drive both ticket revenue and brand partnerships.

These investments reflect our belief that location-based live entertainment is not just a vertical—but a physical manifestation of our brand. By offering fans and creators a place to gather, compete, and celebrate, we are building high-impact, IP-driven venues that serve as both revenue engines and cultural landmarks.

2. Multiplatform Content

We are investing heavily in original content and intellectual property (IP) with a focus on formats that can be distributed across multiple platforms and create sustainable monetization—including digital streaming, social media, theatrical releases, and live broadcasts—and monetized globally through licensing, sponsorship, and direct-to-consumer models.

Why Multiplatform Content Matters:

In the current media landscape, audiences are platform-agnostic and expect content to be accessible, interactive, and culturally relevant. The convergence of gaming, animation, live competition, and streaming entertainment is creating new high-growth opportunities for IP owners.

Global Content & Media Growth

●	According to PwC’s Global Entertainment & Media Outlook (2023–2027), global media and entertainment spending is projected to reach $2.8 trillion by 2027, with digital video, gaming, and live content driving the majority of that growth.

●	The global video streaming market alone is expected to grow at a CAGR of ~12%, reaching $150 billion+ by 2027 (Grand View Research, 2024).

●	IP-based franchises (e.g. Pokémon, Marvel, Super Mario, Angry Birds) continue to generate massive returns through multimedia monetization across film, TV, games, merchandise, and events.

Content Fragmentation Creates Opportunity

●	Viewership is shifting from traditional broadcast to a fragmented digital ecosystem: YouTube, Twitch, TikTok, OTT platforms, and emerging Web3 streaming formats.

●	Success depends on owning or controlling content IP and adapting it across formats — from live tournament broadcasts to short-form clips, feature films, and branded experiences.

Gaming & Esports Content Evolution

●	Esports-related video content generated over $1 billion in global revenue in 2023, and is expected to grow to $1.6 billion+ by 2026, as per Newzoo.

●	Formats such as “game show meets esports”, “traditional sports + gaming hybrids”, and “live hosted tournaments” are gaining popularity among Gen Z audiences.

●	Niche tournaments in mahjong, flair bartending, boxing, and fantasy sports have the potential to become scalable content IP with global fan bases.

Audience Demand for Cultural and Cross-Genre Content

●	Cultural content like World Mahjong Tour appeals to both legacy fans and younger, competitive gaming audiences.

●	Animation continues to outperform, with family-friendly IPs like The Angry Birds franchise demonstrating high ROI potential across global theatrical and digital release windows.

Allied’s Strategic Positioning

We are uniquely positioned to capitalize on these trends through:

●	Original IP creation: Including tournament titles across esports, traditional sports with gaming elements, boxing, bartending, and traditional game shows with a twist.

●	Cultural expansion: Leading with World Mahjong Tour to blend Eastern heritage with modern competition formats, and create unique content surrounding the game play blending with culture exchange.

●	Content investment: Participation in large-scale, globally recognized family-friendly films IP such as The Angry Birds Movie 3 and others via filming and movie veterans.

●	Monetization ecosystem: Combining event-based revenue, platform distribution, sponsorship integration, and potential merchandise/licensing models.

3. Interactive Services

We are expanding Allied’s digital footprint by developing and promoting interactive services that deepen user engagement, generate recurring revenue, and complement our in-person and content IP initiatives. A key focus is the fast-growing mobile gaming ecosystem, particularly in casual games, card and mahjong games—genres with broad demographic appeal and high engagement potential.

Global Market Growth

●	The global mobile gaming market is expected to reach $270 billion by 2030, growing at a CAGR of 11.5%, according to Market Research Future (2024).

●	Mobile games account for over 50% of global gaming revenue and remain the dominant segment, far surpassing PC and console combined (Newzoo, 2023).

●	The Asia-Pacific region leads the charge, driven by high smartphone penetration and cultural affinity for mobile-first gaming.

Card & Mahjong Games: Niche, Sticky, and Scalable

●	Card games and mahjong games have a relatively longer lifecycle than usual casual mobile games, lower development costs, and strong user retention—especially in East Asia, Southeast Asia, and among diaspora communities worldwide.

●	In China alone, mahjong and card-based mobile games represent over 20% of total casual game time and attract both social and competitive players (Sensor Tower, 2023).

●	Mahjong games often evolve into online communities, with in-game events, rankings, and online tournaments driving engagement and monetization, leading to highly engaged in-person tournaments and live events.

Casual Games: Wide Reach & Low Barrier

●	Casual mobile games (e.g., match-3, puzzle, idle clickers) dominate downloads and reach, making them ideal for brand extensions and community acquisition.

●	According to Data.ai (2024), casual game downloads grew 15% year-over-year, with ad-based monetization and in-app purchases generating billions in revenue.

Community Building as a Growth Driver

Why Community Matters

●	Community is at the heart of long-term mobile game success. Building a loyal fanbase increases:

o	Daily active users (DAU)

o	Retention

o	Organic user acquisition via word-of-mouth, social sharing, and content creation.

●	Gaming communities often gather around live-streamed events, leaderboards, clan/guild systems, and limited-time events, creating opportunities for direct fan engagement and brand amplification.

Allied’s Approach

●	Allied leverages its event production and content platforms (like WMT, flair bartending competitions, etc.) to drive cross-promotion and community funneling into our mobile games.

●	Example: A World Mahjong Tour event can promote our proprietary mobile game worldwide, encouraging global attendees to download, play, and join leaderboards or mini-tournaments online.

●	Through platforms like Discord, YouTube, and Twitch, we build active gaming communities around each title, extending the life and reach of the game.

Monetization Opportunities

Allied’s interactive services strategy includes multiple monetization models:

Revenue Stream	Description
Ad Monetization	Integrated ads (rewarded video, interstitial, banners) to generate income from free users.

In-App Purchases (IAP)	Players pay for digital goods (e.g., premium tiles, tournament entry, custom avatars).

Sponsorship & Branded Content	In-game branding or sponsored tournaments tied to real-world events.

Subscription Models	VIP access for exclusive content, faster progression, or ad-free experience.

Web3/Blockchain Integration (exploratory)	Tokenized assets, collectibles, or NFT-based tournament rewards for enhanced player ownership.

Strategic Vision

At Allied, we view interactive services as far more than standalone revenue channels—they are a critical part of our broader ecosystem, serving as the connective tissue that links our live events, proprietary content IP, and digital platforms. This integrated approach enables us to deliver a seamless, 360-degree fan experience that bridges the physical and digital worlds. By engaging audiences through multiple touchpoints—whether at a live esports tournament, through a mobile game tied to a signature event, or via branded streaming content—we deepen fan loyalty and drive sustained engagement. This strategy not only expands our global digital community but also lays the foundation for recurring and scalable revenue streams through high-margin digital products such as mobile games, in-app purchases, streaming subscriptions, and potentially blockchain-enabled collectibles.

Ultimately, our vision is to build a unified platform where content, community, and commerce intersect—positioning Allied at the forefront of next-generation interactive and experiential focused entertainment.

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

Allied Esports Media, Inc. (“AEM”), a Delaware corporation, was formed in November 2018 to act as a holding company for Allied Esports International Inc. (“Allied Esports”) and immediately prior to the close of the Merger (as defined below) to also include Noble Link Global Limited (“Noble Link”). Allied Esports, together with its subsidiaries described below owns and operates the esports-related businesses of AGAE. Noble Link (prior to the AEM Merger) and its wholly owned subsidiaries Peerless Media Limited, Club Services, Inc. and WPT Enterprises, Inc. operated the poker-related business of AGAE prior to their sale on July 12, 2021, and are collectively referred to herein as “World Poker Tour” or “WPT.” Prior to the Merger, as described below, Noble Link and Allied Esports were subsidiaries of Ourgame International Holdings Limited (“Ourgame”).

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

The Company operates through its wholly owned subsidiaries Allied Esports International, Inc. (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”), Allied Mobile Entertainment Inc. (“AME”), Allied Experiential Entertainment, Inc. (“AEE”), and Allied Esports GmbH (“AEG”). AEII operates global competitive esports properties designed to connect players and fans via a network of connected arenas. ESALV operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. AME is dedicated to exploring opportunities in the massive and growing mobile games markets. AEE focuses on orchestrating live entertainment events and offers management and consultation service to experiential entertainment venue operation.

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

Allied has one (1) patent in the U.S. related to systems and methods for latency in networked competitive multiplayer gaming that was issued by the UPSTO in July 2020. In addition to the patent, Allied’s intellectual property portfolio includes the following: (i) approximately sixty (60) registered domain names, (ii) an exclusive worldwide (excluding the PRC) casual gaming software license, and (iii) approximately twenty-five (25) trademarks, including, but not limited to, “Allied” – which has been filed in the U.S., “Allied” – which bold mark has been filed in China and Europe; the “Allied” logos – which have been filed in the U.S. and Europe; the “Allied Member Property Network” logo – which has been filed in the U.S., China, and Europe; the “Big Betty” logos – which have been registered in Europe; “Esports Superstars” logo – which has been filed in the U.S.; “Legend Series” logo – which has been filed in the U.S. and Europe; the “Allied” emblem – which has been filed in China and Europe, and “Glory Road” – which has been filed in the U.S. Allied updates its intellectual property portfolio from time to time as appropriate.

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

The esports and entertainment business is a rapidly growing industry, and there are several competitors that Allied may face. Some of the key potential competitors include:

1.	Other esports organizations such as ESL and Faceit, and Blast tv, which also host esports tournaments and events.

2.	Gaming lifestyle influencers network and marketing companies such as Gamesquare, 100thieves, Super League Enterprise, which owns gaming influencers and have strong brand partnerships could create competition to Allied on sponsorship and advertising revenue.

3.	Gaming companies such as Riot, Tencent, Activision Blizzard, and Electronic Arts, which are involved in game development and also host their own esports events in their own selected venues.

4.	Live entertainment companies such as Live Nation and AEG, which also host live events and concerts and may expand into the esports space.

5.	Traditional media companies such as ESPN and Turner Broadcasting, which have created their own esports leagues and are broadcasting esports events on their networks.

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

Employees

As of May 27, 2025, we had 71 employees, including 23 employees that operated under collective-bargaining agreements.

Available Information

Our company’s website address is https://www.alliedgaming.gg/. Through this website, Allied’s filings with the Securities and Exchange Commission (“SEC”), including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those reports, as well as proxy statements and other documents, are accessible (free of charge) as soon as reasonably practicable after materials are electronically filed or furnished to the SEC. The information provided on our website is not part of this or any other report we file or furnish to the SEC. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issues that file electronically with the SEC. Our filings with the SEC are available to the public on the SEC’s website at http://www.sec.gov.

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

As a result of our sale of the WPT business in July 2021, we have disposed of substantially all of our operating assets other than cash, investments and our esports business. We have expanded our existing esports business to include a broader array of entertainment and gaming products and services, and we continue to pursue acquisitions, joint ventures and other strategic transactions of accretive and complimentary assets and business operations for the purpose of leveraging our location-based-entertainment expertise and focusing on gaming lifestyle and experiential entertainment, as well as growing our digital footprint and monetization capabilities through mobile gaming.

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

Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of our securities.

In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of the Company, including election of directors. Such proposals and shareholder director nominations may disrupt our business and divert the attention of our Board of Directors, management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, interfere with our ability to execute our strategic plan, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business.

Activist stockholder initiatives could result in perceived uncertainties as to the Company’s future direction, strategy or leadership, which may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees and other strategic partners and cause our stock price to experience periods of volatility. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

At the combined 2024/2025 annual meeting of stockholders, Knighted Pastures has nominated three directors for election to our board of directors, which has resulted in the Company’s incurrence of unexpected costs and a diversion of time and resources. The Knighted Pastures director nominees are inexperienced in working with an experimental entertainment company. Responding to the proxy contest and related litigatory actions has been costly and time-consuming, and has disrupted the Company’s operations and diverted the attention of our Board of Directors, management and employees.

We may be subject to litigation, including as a result of stockholder activism, which has caused us and may continue to cause us to incur significant expense, impact the execution of our business strategy and have an adverse effect on our business and operations.

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

As discussed in more detail in Item 3, “Legal Proceeding” below, the Company and its Board are subject to litigation involving one of its major stockholders, Knighted Pastures, LLC (“Knighted Pastures”), and its managing member. As we have disclosed in various filings with the SEC, the Company believes that Knighted Pastures is employing litigation tactics and stockholder activism to obtain control of the Company’s Board without paying a control premium. Knighted Pastures has indicated it intends to seek representation on the Company’s Board and to seek the removal for cause of certain additional directors. On October 27, 2024, the Company offered Knighted Pasture’s managing member a seat on the Company’s Board. On October 31, 2024, Knighted Pastures refused the proposal and demanded four seats on the Company’s Board. As described further herein, on November 12, 2024, Knighted Pastures filed a lawsuit challenging the Company’s strategic partnership and equity investment with an affiliate of Yellow River. The Company and its Board believe the lawsuit is entirely without merit and is defending against the claims vigorously.

To date we have incurred significant legal fees with respect to the Knighted Pastures stockholder litigation, as well as fees incurred pursuing good faith negotiations with Knighted Pastures, which has, and may continue to, negatively impacted our revenues. We expect to incur additional costs to defend against such litigation which may cause our management to divert attention and resources from our business operations. In addition, in the event we are unsuccessful and directors nominated by Knighted Pastures are elected to our board of director, such directors may disagree with the strategic directions of the Company or otherwise take actions that may adversely affect the interest of our stockholders. Further, continued and persistent shareholder activism may result in reputational harm to us, loss of customers, decreased strategic partner engagement, or other adverse impacts to our business.

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

Our growth could be adversely affected if we are not able to pursue our acquisition strategy, to successfully integrate acquired businesses or to achieve the anticipated benefit from acquired companies.

We cannot guarantee that we will be able to execute acquisitions on commercially acceptable terms. Furthermore, the failure to successfully integrate an acquired business, including implementing financial controls and measures, successfully managing any minority stockholders or achieving our strategic objectives, could significantly impact our financial results. Financial results most likely to be negatively affected include revenue, gross margin, salaries and benefits, general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

Furthermore, we may not be able to realize the anticipated benefits from acquired companies. Achieving those benefits depends on the timely, efficient and successful execution of a number of post-acquisition events. Factors that could affect our ability to achieve these benefits include the integration risks described above as well as the failure of acquired businesses to perform in accordance with our expectations; the failure to achieve anticipated synergies between our business units and the business units of acquired businesses; the loss of customers of acquired businesses; or the loss of key managers of acquired businesses.

If acquired businesses do not operate as we anticipate, it could materially impact our business, financial condition and results of operations. In addition, acquired businesses may operate in new markets in which we have little or no experience. Our failure to realize the benefits expected from our acquisitions could result in a reduction in the price of our common stock as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely impact our business, financial condition or results of operations.

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

Allied generates revenues from advertising and sponsorship of its live events, its content, the sale of merchandising, in-game advertisement, and the operation of its esports arenas. Allied has generated, and expects to continue to generate, a substantial portion of revenues using this revenue model in the near term. Although Allied believes that this model will enable the Company to increase its revenue and grow its business operation, there is no guarantee that such growth will occur, and the demand for its offerings may change, decrease substantially or dissipate, or it may fail to anticipate and serve esports gamer demands effectively. Public health crises, such as a global pandemic, may cause the demand for our in-person events to reduce and shift demand to online gaming. Allied may determine to enter into new opportunities to expand its business, including online gaming platforms, which may or may not be successful. Any such expansions involve additional risks and costs that could materially and adversely affect its business.

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

The nature of hosting esports related or live events exposes Allied to negative publicity or customer complaints, including in relation to, among other things, accidents, injuries or thefts at the arenas, and health and safety concerns.

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

The esports gaming and entertainment industry is competitive, and gamers may prefer competitors’ arenas, leagues, competitions tournaments or live events over those offered by Allied.

The esports gaming and entertainment industry is competitive. Competitors range from established leagues and championships owned directly, as well as leagues franchised by well-known and capitalized game publishers and developers, interactive entertainment companies, diversified media companies and emerging start-ups. New competitors will likely continue to emerge. Many of these competitors may have greater financial resources than Allied. If Allied’s competitors develop and launch competing arenas, leagues, tournaments or competitions, Allied’s revenue and margins could decline.

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

The historical operations of Allied have resulted in net losses of $22.6 million and $3.6 million for the years ended December 31, 2024 and 2023, respectively. We do not know with any degree of certainty whether or when the consolidated operations of Allied will become profitable. Even if we are able to achieve profitability in future periods, we may not be able to sustain or increase our profitability in successive periods.

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

Although we have been able to fund our current working capital requirements through the sale of WPT, there is no assurance that we will be able to do so in the future.

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

We may not be able to maintain a listing of our common stock on the Nasdaq Capital Market.

We must meet certain financial and liquidity criteria to maintain the listing of our common stock on the Nasdaq Capital Market. If we violate the Nasdaq Capital Market’s listing requirements or fail to meet its listing standards, our common stock may be delisted. In addition, our Board of Directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the Nasdaq Capital Market may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

As previously reported on our Current Report on Form 8-K filed with the SEC on January 12, 2025, on January 6, 2025, we received a formal letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market notifying us that we did not comply with Listing Rule 5620(a), which requires that we hold an annual meeting of stockholders within twelve months of the end of our fiscal year end. On January 27, 2025, we submitted to the Staff a Plan of Compliance which describes the circumstances under which we became noncompliant with the Listing Rule 5620(a) and our plan with which we will regain compliance. The Staff granted us an extension until June 30, 2025, to regain compliance with the Listing Rule 5620(a) by holding an annual meeting of stockholders. The letter had no immediate effect on our listing on the Nasdaq Capital Market.

We believe that delisting of our common stock from the Nasdaq Capital Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting could have other negative results, including the potential loss of employee confidence, the loss of institutional investors and/or interest in significant business development opportunities.

If we are delisted from the Nasdaq Capital Market and we are not able to list our common stock on another exchange, our common stock may be quoted on the OTC Markets or on the “pink sheets.” As a result, we could face significant adverse consequences including, among others:

●	A limited availability of market quotations for our securities;

●	A determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	A limited amount of news and little or no analyst coverage for our company;

●	We would no longer qualify for exemptions from state securities registration requirements, which may require us to comply with applicable state securities laws; and

●	A decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3) or obtain additional financing in the future.

In addition, an increase in the per share trading value of our common stock would be beneficial because it would:

●	Improve the perception of our common stock as an investment security;

●	Reset our stock price to more normalized trading levels in the face of potentially extended market dislocations;

●	Assist with future potential capital raises;

●	Appeal to a broader range of investors to generate greater investor interest in us; and

●	Reduce stockholder transaction costs because investors would pay lower commissions to trade a fixed dollar amount of our stock if our stock price were higher than they would if our stock price were lower.

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

We have two major stockholders that each own a significant percentage of our outstanding common stock, enabling them to exert significant influence over our operations and activities, which may affect the trading price of our common stock.

Our two major stockholders, Ourgame International Holdings Limited (“Ourgame”) and  Knighted Pastures, hold shares of our common stock representing approximately 31.5% and 31.5%, respectively, of our total voting power as of May 27, 2025 (collectively, the “Significant Stockholders”). This concentrated ownership and voting power enables Significant Stockholders to exert substantial influence over all matters requiring stockholder votes and approval, including the election of directors; mergers, consolidations, acquisitions and other strategic transactions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our Certificate of Incorporation or our bylaws; and our winding up and dissolution.

The interests of each of the Significant Stockholders, individually, may not always align with that of other Significant Stockholders, our interests and interests of minority stockholders, and the Significant Stockholders may have the power and ability to delay, deter or prevent acts that would be favorable by us or our other stockholders. See Risk Factors — “We may be subject to litigation, including stockholder litigation, which could have an adverse effect on our business and operations.”  This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of the Company.  Also, any Significant Stockholder may seek to cause us to take courses of action that, in its judgment, could enhance its investments in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our shares could decline. In addition, this concentration of share ownership may adversely affect the trading price of our shares because prospective investors may perceive disadvantages in owning shares in a company such as our company with such a significant stockholder.

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

Additionally, we have reserved an aggregate of 3,763,305 shares of common stock for issuance under our 2019 Equity Incentive Plan (as amended, the “2019 Plan”). As of December 31, 2024, there were 250,616 shares available under the plan. Any common stock that we issue, including under our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our common stockholders. We have filed an effective registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our 2019 Plan. Accordingly, shares registered under such registration statement will be available for sale in the open market upon issuance.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We address cybersecurity risk with input from our employees and Audit Committee. The Audit Committee, and senior management devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. We regularly assess the threat landscape and take a universal view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection, and mitigation. Our information technology (IT) security team reviews enterprise risk, including management-level cybersecurity risks annually. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, which include an IT security manual as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices. These policies go through an internal review process and are approved by appropriate members of management.

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

We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks. As of the date of this Annual Report on Form 10-K, we are not aware of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company.

Item 2. Properties

The Company’s main offices are leased and are located at 745 Fifth Avenue, Suite 500, New York, NY 10151. The Company considers this office space adequate for its current office operations. The initial term expired on July 31, 2022, and the Company has been on a month-to-month basis thereafter.

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

Item 3. Legal Proceedings

We may be subject to litigation from stockholders, suppliers and other third parties from time to time. Such litigation, such as those discussed below, may have an adverse impact on our business and results of operations or may cause disruptions to our operations, and may result in fines; penalties, compensatory, treble or other damages; or non-monetary relief.

As discussed in more detail below, Knighted Pastures, LLC (“Knighted”) has filed multiple complaints against, among other defendants, us and the members of our Board of Directors. We have incurred and expect to continue incurring additional costs to defend against active litigations which may cause our management to divert attention and resources from our business operations For further information on the risks we face from existing and future claims, suits, investigations and proceedings, see “Risk Factors” in Part I, Item 1A of this report.

Knighted Pastures, LLC

On March 7, 2024, Knighted Pastures, LLC (“Knighted”), an AGAE stockholder, filed a complaint captioned Knighted Pastures, LLC v. Yangyang Li, et al., C.A. No. 2024-0222 in the Court of Chancery of the State of Delaware against us, the members of our Board of Directors, and certain additional defendants (the “Knighted Action”).  The complaint alleged, among other things, that the members of our Board of Directors breached their fiduciary duty in connection with (1) the approval of a Share Purchase Agreement that AGAE entered into on or around December 28, 2023, (2) the approval and adoption of certain amendments to AGAE’s Bylaws on or around January 5, 2024, and (3) the approval and adoption of a rights agreement on or around February 8, 2024. On June 15, 2024, the Company’s board of directors approved resolutions providing Amendment of Bylaws, Exemption to Shareholders Rights Plan, Election of Class B Directors, Proxy for Restricted Stock Awards, Waiver of Advance Notice Provision in Bylaws, Determination of Annual Meeting Date and Authority to Modify Resolutions. On June 17, 2024, the directors filed a motion to dismiss the complaint as moot based on the board of directors’ approval of the foregoing resolutions. On October 10, 2024, the Court issued an order closing the case.

On November 12, 2024, Knighted filed a complaint captioned Knighted Pastures, LLC v. Yangyang Li, et al.,, C.A. No. 2024-1158-JTL in the Court of Chancery of the State of Delaware, naming the Company’s board of directors and certain third parties concerning the board of directors’ approval of the transaction with Blue Planet New Technology, Ltd., an affiliate of Yellow River. The complaint alleges that the board of directors breached its fiduciary duties by approving the transaction which Knighted alleges served to disenfranchise Knighted’s stockholder rights. On April 25, 2025, the board of directors approved resolutions to rescind the transaction with Blue Planet New Technologies, Ltd., acknowledge and accept the resignation of Zongmin Ding from the board, effective April 25, 2025, determine to hold a combined annual meeting for 2024 and 2025 within 120 days from the date the Court enters dismissal or otherwise stays the lawsuit, and resolve that until the occurrence of the 2024 and 2025 combined annual meeting, the Company shall not: (i) take any action that would result in changes to the size of Board; (ii) modify the Company’s Bylaws or Certificate of Incorporation; (iii) modify the Company’s charters for its audit, compensation, and nominating and corporate governance committees; (iv) modify the Company’s code of business conduct and ethics; (v) take any action to invalidate Plaintiff’s nomination of Roy Choi, Walter Ivey Delph III, and Jennifer van Dijk to the Board in opposition to the Company’s three directors that are up for election at the 2024 annual meeting; and (vi) enter into any transaction that would result in the issuance of equity in the Company to any third party, provided, however, that the foregoing shall not apply to any matter that is subject to a stockholder vote and does not take effect until the requisite stockholder approval is obtained. The same day, director defendants filed a motion to dismiss the complaint as moot, or in the alternative stay the action pending the outcome of the 2024/2025 combined annual meeting. On April 29, 2025, the Court granted the motion with modifications. On May 22, 2025, the Court entered an order staying the case and preserving the status quo pending the outcome of the 2024/2025 combined annual meeting of stockholders scheduled to be held on August 4, 2025.

Timothy G. Schuebel

On September 25, 2024, Timothy G. Schubel, an AGAE stockholder, filed a complaint captioned Timothy G. Schubel v. Allied Gaming & Entertainment, Inc. et al., C.A. No. 2024-0996-JTL, seeking to represent a class of AGAE stockholders and alleging that the Shareholder Rights Plan of the Company, dated February 9, 2024 (the “Rights Plan”), contained provision(s) that were contrary to Delaware law. The Company’s board of directors is evaluating the claims related to the Rights Plan, and the Company and its board of directors’ legal rights. On May 30, 2025, the Board approved an amendment to certain provisions in Shareholder Rights Plan governing liabilities and fiduciary duties of directors under applicable Delaware law. The matter is presently pending.

For information regarding legal proceedings, also see Note 14 “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “AGAE.”

Holders

On May 27, 2025, there were 28 holders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 11, 2022, our Board of Directors (the “Board”) authorized a stock repurchase program under which we are authorized to repurchase up to $10 million of our outstanding shares of common stock. The manner, timing and amount of any purchase will be based on an evaluation of market conditions, stock price and other factors. Repurchases under the program will be made in open market transactions in compliance with the Securities and Exchange Commission Rule 10b-18 and federal securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be extended, suspended or discontinued at any time at the Company’s discretion. The stock repurchase will be funded using the Company’s working capital.

The following table provides information with respect to repurchases made under the stock repurchase program during the fourth quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Available to be Purchased Under the Program

October 1, 2024 to October 31, 2024	-	$-	-	$-

November 1, 2024 to November 30, 2024	-	$-	-	$-

December 1, 2024 to December 31, 2024	514	$0.79	514	$7,305,926

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related disclosures for the years ended December 31, 2024 and 2023, which are included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K, and other factors that we have not identified.

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

Results of Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	For the Years Ended
	December 31,		Favorable
(in thousands)	2024	2023	(Unfavorable)
Revenues:
In-person	$4,670	$4,956	$(286)
Multiplatform content	-	2,000	(2,000)
Casual mobile gaming	4,409	699	3,710
Total Revenues	9,079	7,655	1,424
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	2,497	2,684	187
Multiplatform content (exclusive of depreciation and amortization)	-	1,518	1,518
Casual mobile gaming (exclusive of depreciation and amortization)	3,876	594	(3,282)
Research and development expenses	865	163	(702)
Selling and marketing expenses	287	227	(60)
General and administrative expenses	13,349	7,569	(5,780)
Depreciation and amortization	1,586	1,500	(86)
Impairment of goodwill	9,567	-	(9,567)
Impairment of software license	358	-	(358)
Total Costs and Expenses	32,385	14,255	(18,130)
Loss From Operations	(23,306)	(6,600)	(16,706)
Other Income (Expense):
Other income (expense), net	6	47	(41)
Loss on escrow settlement	(3,000)	-	(3,000)
Realized gain on investment in money market fund	209	-	209
Unrealized loss on investment in marketable securities	(536)	-	(536)
Loss on foreign currency transactions, net	(29)	-	(29)
Interest income, net	3,655	2,958	697
Pre-Tax Loss	(23,001)	(3,595)	(19,406)
Income tax benefit	425	-	425
Net Loss	$(22,576)	$(3,595)	$(18,981)

Revenues

In-person experience revenue was $4.7 million and $5.0 million for the years ended December 31, 2024 and 2023. The in-person experience revenues consisted of a $0.2 million decrease in event revenue, a $0.1 million decrease in ticket and gaming revenue, and a $0.1 million decrease in merchandising revenue. The decreases were offset by an increase of $0.1 million in sponsorship revenue related to Meta truck sponsorships.

Multiplatform content revenues decreased by approximately $2.0 million, or 100% to approximately $0.0 million for the year ended December 31, 2024 from approximately $2.0 million for the year ended December 31, 2023. The decrease in multiplatform revenues is the result of revenue generated from Season 2 of Elevated, a live streaming event which had 10 episodes in 2023 and did not occur in 2024.

Casual mobile gaming revenue was $4.4 million for the year ended December 31, 2024 and $0.7 for the year ended December 31, 2023, respectively. The increase in casual mobile games revenue was due to the recognition of twelve months of revenue in 2024 as opposed to only two months in 2023, which were earned subsequent to the business combination with Z-Tech on October 31, 2023.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $0.2 million, or 7%, to approximately $2.5 million for the year ended December 31, 2024 from approximately $2.7 million for the year ended December 31, 2023. The decrease is the result of the decrease in costs associated with third party events at the arena held during the year ended 2024 compared to 2023.

Multiplatform content costs (exclusive of depreciation and amortization) decreased by approximately $1.5 million, or 100%, to approximately $0.0 million for the year ended December 31, 2024 from approximately $1.5 million for the year ended December 31, 2023. The decrease in multiplatform costs corresponds to the production costs for 10 episodes of Season Two of Elevated which were streamed in 2023 but did not occur in 2024.

Casual mobile gaming costs (exclusive of depreciation and amortization) were $3.9 million for the year ended December 31, 2024 and $0.6 million for the year ended December 31, 2023, respectively. Casual mobile gaming costs and revenues began in connection with the business combination with Z-Tech on October 31, 2023, making 2024 the first full year of casual mobile gaming costs and revenues.

Research and development expenses were $866 thousand and $163 thousand for the years ended December 31, 2024 and 2023, respectively. Research and development expenses consist principally of costs related to the development of new casual mobile games for Z-Tech which was acquired on October 31, 2023.

Selling and marketing expenses increased by approximately $60 thousand, or 26%, to approximately $287 thousand for the year ended December 31, 2024 from approximately $227 thousand for the year ended December 31, 2023.

General and administrative expenses increased by approximately $5.8 million, or 76%, to approximately $13.4 million for the year ended December 31, 2024 from approximately $7.6 million for the year ended December 31, 2023. The increase in general and administrative expenses resulted from (a) a $1.1 million increase in payroll and payroll related costs due to an Employee Retention Credit (“ERC”) received and recorded as a reduction of expenses during the year ended December 31, 2023, (b) a $3.9 million increase professional and legal fees relating to shareholder complaints filed in 2024, and (c) a $1.0 million increase in stock-based compensation related to restricted share awards granted on February 22, 2024. These increases were slightly offset by a $0.2 million decrease in insurance costs related to a D&O insurance policy that was renewed at a lower cost in August 2023.

Depreciation and amortization increased by approximately $85 thousand, or 6%, to approximately $1.6 million for the year ended December 31, 2024, from approximately $1.5 million for the year ended December 31, 2023. The increase was primarily due to the amortization of intangibles that were recorded as part of the business combination with Z-Tech on October 31, 2023.

Impairment of goodwill was approximately $9.6 million for the year ended December 31, 2024, compared to $0.0 million for the year ended December 31, 2023. The impairment resulted from management’s determination that the fair value of one of its reporting units was less than its carrying amount.

Impairment of software license was approximately $0.4 million for the year ended December 31, 2024, compared to $0.0 million for the year ended December 31, 2023. The impairment resulted from management’s determination that the fair value of its software license was less than its carrying amount.

Other income, net

We recognized other expense, net, of approximately $6 thousand during the year ended December 31, 2024, compared to $47 thousand of other income, net, recorded for the year ended December 31, 2023, a decrease of $41 thousand.

Loss on escrow settlement

We recognized a loss in connection with a Settlement and Release Agreement dated September 16, 2024, with Brookfield Property Partners (“Brookfield”), under which $3.0 million was released and paid to Brookfield from an escrow account established in January 2020 (see Note 14 – Commitments and Contingencies – Investment Agreement). The entire escrow account of $5.0 million was included in restricted cash on the consolidated balance sheets from that date through the date of the Settlement and Release Agreement.

Realized gain on investment in money market fund

We realized a gain on investment in money market fund of $0.2 million for the year ended December 31, 2024, compared to $0.0 million for the year ended December 31, 2023. This increase is due to the change in fair value of the money market funds between the purchase date and December 31, 2024. There were no investments in money market funds for the year ended December 31, 2023.

Unrealized loss on investment in marketable securities

The unrealized loss on investments in marketable securities for the years ended December 31, 2024 and 2023 were $0.5 million and $0.0, respectively. The increase in loss is due to the change in fair value of the marketable securities that were purchased during the year ended December 31, 2024. There were no investments in marketable securities for the year ended December 31, 2023.

Loss on foreign currency transactions, net

The loss on foreign currency transactions was approximately $0.1 million for the year ended December 31, 2024 compared to $0 for the year ended December 31, 2023. The increase is a result of changes in the exchange rate of the Japanese Yen to United States Dollar between the dates certain loans payable were borrowed, the dates certain loans receivable were issued, and the dates certain equity linked notes, and foreign securities were purchased in 2024.

Interest income, net

Interest income was approximately $3.7 million for the twelve months ended December 31, 2024 compared to approximately $3.0 million for the year ended December 31, 2023, representing an increase of interest income of approximately $0.7 million, or 24%. The increase is a result of the interest earned on certificates of deposit purchased at the end of 2023, equity and FX linked notes purchased in 2024, and interest on loans issued during the year ended December 31, 2024.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital at December 31, 2024 and December 31, 2023, respectively.

	December 31,
(in thousands)	2024	2023
Current Assets	$94,746	$78,341
Current Liabilities	$30,478	$11,952
Working Capital Surplus	$64,268	$66,389

Our primary sources of liquidity and capital resources have been cash and short-term investments on the balance sheet and the funds received through the sale of WPT.

As of December 31, 2024, we had cash and cash equivalents of approximately $59.2 million (not including $8.8 million of short-term investments and $3.5 million of marketable securities) and working capital of approximately $64.3 million. For the years ended December 31, 2024 and 2023, we incurred net losses of approximately $22.6 million and $3.6 million, respectively, and had net cash used in operations of approximately $9.8 million and $8.1 million, respectively. Cash requirements for our current liabilities include approximately $25.8 million for loans payable, approximately $2.5 million in aggregate for accounts payable and accrued expenses, and approximately $1.6 million for the current portion of an operating lease liability. Cash requirements for non-current liabilities include approximately $4.0 million for the non-current portion of an operating lease liability. The Company intends to meet these cash requirements from its current cash and cash equivalents balance.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows from operations for the years ended December 31, 2024 and 2023, respectively.

	For the Years Ended
	December 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(9,769)	$(8,139)
Investing activities	$23,808	$6,128
Financing activities	$23,929	$7,147

Net Cash Used in Operating Activities

Net cash used in operating activities primarily represents the results of operations exclusive of non-cash expenses plus the impact of changes in operating assets and liabilities.

Net cash used in operating activities for the years ended December 31, 2024 and 2023 were approximately $9.8 million and $8.1 million, respectively, representing an increase of approximately $1.7 million. During the years ended December 31, 2024 and 2023, the net cash used in operating activities was primarily attributable to the net loss of approximately $22.6 million and $3.6 million, respectively, adjusted for $12.7 million and $2.6 million, respectively, of net non-cash expenses, and approximately ($0.1) million and $7.2 million, respectively, of cash used to fund changes in the levels of operating assets and liabilities.

Net Cash Provided By Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 was approximately $23.8 million, which consisted of approximately $127.7 million from proceeds from the sale of short-term investments, approximately $1.3 million from proceeds from the repayment of a short-term loan receivable, and approximately $0.8 million of proceeds from the redemption of marketable securities. This was offset by approximately $79.6 million for purchases of short-term investments, approximately $19.0 million for loans receivable, approximately $5.0 million for payments for investments in marketable securities, approximately $2.2 million for a land deposit, and approximately $0.1 million for purchases of intangible assets and property and equipment.

Net cash provided by investing activities for the year ended December 31, 2023 was approximately $6.1 million, which consisted of $80.0 million from proceeds from the sale of short-term investments, and approximately $0.1 million from proceeds from the sale of equipment. This was offset by $66.5 million for purchases of short-term investments, approximately $6.4 million for the acquisition of Z-Tech, approximately $0.7 million for purchases of intangible assets, and approximately $0.4 million for purchases of property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was approximately $23.9 million, which consisted of approximately $26.0 million from the proceeds of short-term loans, $6.6 million of proceeds from the issuance of common stock in securities purchase agreements, and $2.0 million of proceeds from issuance of common stock in share purchase agreements. This was partially offset by approximately $8.5 million for repayments of short-term loans, $2.0 million for repayments of proceeds from the cancellation of common stock previously issued pursuant to a share purchase agreement, and approximately $0.2 million for issuance costs associated with common stock issuances.

Net cash provided by financing activities during the year ended December 31, 2023 was approximately $7.1 million, which consisted of approximately $9.2 million from proceeds from short-term loans, partially offset by approximately $2.1 million for repurchases of common stock.

Capital Expenditures

As of December 31, 2024, the Company had no material commitments for capital expenditures.

Stock Repurchase Program

On November 11, 2022, our Board of Directors (the “Board”) authorized a stock repurchase program under which we are authorized to repurchase up to $10.0 million of our outstanding shares of common stock. The manner, timing and amount of any purchase will be based on an evaluation of market conditions, stock price and other factors. Repurchases under the program will be made in open market transactions in compliance with the SEC Rule 10b-18 and federal securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be extended, suspended or discontinued at any time at management’s discretion. The stock repurchase will be funded using the Company’s working capital. The total number of shares purchased by the Company during the years ended December 31, 2024 and 2023 was 514 and 1,698,038, respectively. The average price per share for the shares purchased during the years ended December 31 2024 and 2023 was $1.23 per share. The dollar value of the shares available to be purchased under the program is $7,305,926 as of December 31, 2024.

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

Impairment of Goodwill

The Company reviews for the impairment of goodwill annually or on an interim basis if events or circumstances indicate that the fair value of an asset has more likely than not decreased below its carrying value. In determining whether a quantitative assessment is required, the Company will evaluate relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would perform the quantitative impairment test described in ASC 350. However, if, after applying the qualitative assessment, the entity concludes that it is not more than likely that the fair value is less than the carrying amount, the quantitative impairment test is not required. The Company bases these assumptions on its historical data and experience, industry projections, micro and macro general economic condition projections, and its expectations.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting as of December 31, 2024 was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

CURRENT DIRECTORS, DIRECTOR NOMINEES AND EXECUTIVE OFFICERS

Our Board of Directors

Our Second Amended and Restated Certificate of Incorporation provides for a classified Board of Directors in which directors are divided into three classes, designated as Class A, Class B and Class C. Each class serves staggered, three-year terms, so that directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election. Set forth below are the names and certain information about each of our directors as of May 20, 2025, including the expiration of director terms. The information presented also includes each director’s age, principal occupation and business experience for the past five years and the names of other public companies of which he or she has served as a director during the past five years. In addition, the table contains information about the specific and particular experience, qualifications, attributes or skills of each director nominee.

Name	Director Class	Positions and Offices Held	Director Since	Director Term Expires	Age
Yangyang Li	Class A	President, Director, Chairman	2021	2026	46
Jingsheng (Jason) Lu	Class B	Director	2021	*	46
Mao Sun	Class B	Director	2024	*	48
Guanzhou (Jerry) Qin	Class B	Director	2021	*	46
Yushi Guo	Class C	Director	2022	2025	52
Yuanfei (Cliff) Qu	Class C	Director	2022	2025	46
Chi Zhao	Class C	Director	2024	2025	37

*	As disclosed previously, the Company did not hold an annual meeting of stockholders in 2024, therefore Messrs. Lu, Sun and Qin, the Class B directors whose terms would have expired in 2024 at the annual meeting, continued to serve until the next annual meeting. Currently we will hold a combined 2024 and 2025 annual meeting of stockholders on August 4, 2025, at which meeting the Class B directors and Class C directors will be named as director nominees for election.

Name of Director and/or Nominee	Principal Occupation, Business Experience For the Past Five Years and Directorships of Public Companies

CLASS A

Yangyang Li

Yangyang Li has served as the President of the Company since April 2024, a director of the Company since 2021, and as the Company’s Chair since December 2021. Mr. Li served as Chairman and an Executive Director of Ourgame International Holdings Limited (“Ourgame”) from June 2020 to March 2022 and served as Chairman and a non-executive Director of Ourgame from April 2022 to September 2022. In 2001, Mr. Li served as Assistant President to China Great Wall Industry Corporation. In 2003, Mr. Li founded the Business Media China Group (Frankfurt Stock Exchange: BMC) and served as its CEO in 2005, with a market value at the time in excess of 5 billion RMB. Mr. Li served as Chairman of the Board of Directors of Elephant Media Group in 2008. Since 2014, he has served as Chairman of the Board of Directors of World Business Services Union and Choi Shun Investment. Mr. Li received a Bachelor of Business Administration from the University of International Business & Economics in Beijing, China.

The Board believes that Mr. Li’s background and executive experience with publicly listed companies is of value to the Board and makes him well-qualified to serve on the Board.

CLASS B

Mao Sun

Mao Sun has served as a member of our Board since July 2024. Mr. Sun served as Chief Financial Officer of Hero Innovation Group Inc., a Canadian listed company, from June 2020 to February 2023, served as its Chief Executive Officer from February 2023 to April 2024, and currently serves as a director on its board since February 2023. Mr. Sun has served as Chief Financial Officer of Nickel North Exploration Corp. since 2020. Since October 2009, Mr. Sun has been a founding partner at Mao & Ying LLP, a private accounting firm offering tax, assurance and management consulting services. From 2004 to 2009, Mr. Sun was an audit manager in the Vancouver office of KPMG, an internationally recognized accounting firm. Mr. Sun also served as a director for Wildsky Resources Inc. from 2017 to 2020. Mr. Sun has served as an independent director for the SouthGobi Resources Ltd., a Hong Kong exchange and TSX-V listed company, since December 2015, and as a director of Yalian Steel Corporation, a publicly listed company in Canada, from 2012 to 2013. Mr. Sun graduated from Columbia University in New York with a M.A. in International Affairs, International Finance and Business, and a B.S. in Computer Science from Nanjing University, China. Mr. Sun is a member of the Institute of Chartered Professional Accountants Canada and British Columbia, the Canadian Institute of Corporate Directors.

The Board believes that Mr. Sun’s background in financial and management consulting services and experience as a director for publicly listed companies is of value to our Board and make him well-qualified to serve on our Board.

Jingsheng (Jason) Lu

Jingsheng Lu has served as a director of the Company since 2021. Mr. Lu is the current Chairman and Chief Executive Officer of Ourgame and served as an independent director of Ourgame from June 2020 to April 2021. Prior to that, he served as a director of Zhejiang Xiangyuan Culture Co., Ltd., (“Xiangyuan Culture”), which is a main board listed company in China (Code in Shanghai Stock Exchange: 600576). From 2015 to 2017, he served as co-CEO of Xiamen Xtone Animation Co., Ltd., (“Xtone”), and led the merger of Xtone by Xiangyuan Culture in 2014. He also served as CFO of Beijing International Advertising & Communication Group from 2018 to 2019. He previously served as a senior audit manager at Deloitte China for seven years, and at Deloitte US for two years from 2001 to 2010. He is currently a non-practicing certified public accountant in China since 2007, as well as a member of the American Institute of Certified Public Accountants since 2009. He holds a Bachelor of Economics degree from University of International Business and Economics in Beijing, China.

The Board believes that Mr. Lu’s background as an auditor manager and executive experience is of value to the Board and makes him well-qualified to serve on the Board.

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

The Board believes that Mr. Qin’s background as an auditor manager and executive experience is of value to the Board and makes him well-qualified to serve on the Board.

CLASS C

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

The Board believes that Mr. Guo’s background in management consulting, board advisory, and entrepreneurship and executive experience is of value to the Board and makes him well-qualified to serve on the Board.

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

The Board believes that Mr. Qu’s background and public company consulting experience is of value to the Board and makes him well-qualified to serve on the Board.

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

The Board believes that Ms. Zhao’s background and experience is of value to the Board and makes her well-qualified to serve on the Board.

Our Executive Officers

The following table sets forth certain information concerning our executive officers as of May 27, 2025.

Name	Position(s)	Age
Yangyang Li	President	46
Yinghua Chen	Chief Executive Officer	45
Roy L. Anderson	Chief Financial Officer	66

Yangyang Li President	Mr. Li’s biography is included above under the section titled “Our Board of Directors.”

Yinghua Chen Chief Executive Officer	Yinghua Chen served as director from 2020 until April 2024 and as President from February 2022 to April 2024. Currently Ms. Chen serves as the Company’s Chief Executive Officer since September 2022. Prior to this, Ms. Chen served as the Company’s Chief Investment Officer from November 2021 until September 2022 and Board Secretary from February 2022 until September 2022. Ms. Chen is a Co-Founder of Aupera Technologies, a leading video AI technology company, where she is responsible for corporate financing, business development, and strategic partnership. She has successfully raised multiple rounds of funding for Aupera, including from Silicon Valley giant Xilinx (Nasdaq: XLNX). Prior to this, she served as the Executive Vice President of Anthill Resources, a natural resources investment company in Canada, where she oversaw business operations and investment activities. Ms. Chen is also the former Managing Director of China for The Cavendish Group, a UK B2B media and public relations company. In that role, Ms. Chen built up subscriber networks for over ten vertical industry media products and managed the Group’s strategic relationship with the Boyao Forum for Asia. Ms. Chen was also part of the founding team of The Balloch Group, a boutique investment banking firm, later acquired by Canaccord Genuity, where she specialized in financial, pharmaceutical, resources and media industry transactions. Ms. Chen holds an EMBA from the University of Paris I: Panthéon-Sorbonne and a Bachelor of Arts degree from the University of International Business and Economics.

Roy L. Anderson Chief Financial Officer	Roy L. Anderson has served as the Company’s Chief Financial Officer since October 2021. Mr. Anderson is a senior finance executive with deep expertise and experience in financial management, financial accounting and reporting, budgeting, internal controls, and risk management. From May 2005 to October 2021, Mr. Anderson was a partner with Mazars USA, an independent member firm of Mazars Group, an international accounting firm servicing clients in over 90 countries worldwide. In this role, Mr. Anderson worked closely with the senior executives, Board of Directors, and investors of companies in the Technology, Media and Telecommunications (TMT) industries ranging from start-ups to companies with multinational/divisional components and revenues in excess of $500 million. As an audit and transaction service partner in the TMT Group of Mazars, Mr. Anderson’s clients included companies engaged in online media (B2B and B2C), entertainment, gaming, events, trade shows, digital marketing/advertising, SaaS, eCommerce, artificial intelligence, lead generation, Tech-enabled services, cybersecurity, and software development. In addition, Mr. Anderson was a key member of Mazars’ SEC Practice Group. During his tenure at Mazars, Mr. Anderson was an invited speaker at key media and technology industry conferences, and presented educational webcasts on various technical issues including revenue recognition, share based compensation, and business combinations. Mr. Anderson is a certified public accountant (CPA) who holds a Bachelor of Science degree from Long Island University’s School of Professional Accountancy.

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

Nasdaq listing standards require that a majority of our Board of Directors be “independent directors” as defined by The Nasdaq Marketplace Rules. We currently have six “independent directors”: Yushi Guo, Yuanfei (Cliff) Qu, Mao Sun, Chi Zhao, Jingsheng (Jason) Lu, and Guanzhou (Jerry) Qin.

Mr. Yangyang Li is not independent because he currently serves as our President.

Board Leadership Structure and Risk Oversight

Yangyang Li currently serves as President and Chair of our Board of Directors. We believe this is appropriate for us at this time because the combined role of the President and Chairman provides a clear chain of command to execute our strategic initiatives and business plans and allows such individual to serve as a bridge between management and the Board, which facilitates the regular flow of information.

One of the key functions of our Board is informed oversight of our risk management process. The Board administers this oversight function directly through the Board as a whole, through standing committees and if appropriate, by forming specialized subcommittees that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic and operational risk exposure, including risks associated with acquisition of significant assets, changes in business models, major corporate transactions and market conditions in our industry. Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee provides general oversight of our financial reporting, internal controls and audit functions. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines and is primarily responsible for assessing the risks associated with corporate governance practices, the independence of our directors, board composition and qualifications of directors.

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2024, the Board of Directors held 18 meetings. All directors attended all 100% of the meetings. We expect our directors to attend all Board meetings and any meetings of committees of which they are members and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Although we do not have any formal policy regarding director attendance at stockholder meetings, we attempt to schedule meetings so that all directors can attend.

We have a separately standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, each of which is comprised of independent directors. Each of the Company’s committees has a separately adopted charter which is available on the Company’s website at ir.alliedgaming.gg.

Audit Committee

Our audit committee currently consists of Guanzhou (Jerry) Qin (Chair), Yushi Guo, and Mao Sun. Each member of such committee is independent under the applicable Nasdaq listing standards.

The Audit Committee will, at all times, be composed exclusively of “independent directors,” as defined for Audit Committee members under the Nasdaq listing standards and the rules and regulations of the SEC, who are “financially literate,” as defined under Nasdaq’s listing standards. Nasdaq’s listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board of Directors has determined that each member of the Audit Committee satisfies Nasdaq’s definition of financial sophistication and that Guanzhou (Jerry) Qin qualifies as an “Audit Committee financial expert” as defined under rules and regulations of the SEC.

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

Compensation Committee

Our Compensation Committee consists of Yushi Guo (Chair), Yuanfei (Cliff) Qu, and Chi Zhao. Each member of such committee is independent under the applicable Nasdaq listing standards.

Each of the members of the Compensation Committee is independent under the applicable Nasdaq listing standards. The Compensation Committee has a written charter. The Compensation Committee’s duties, which are specified in the Compensation Committee charter, include, but are not limited to:

●	reviewing and approving the corporate goals and objectives relevant to the Company’s Chief Executive Officer’s compensation, annually evaluating the Company’s Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration of the Company’s Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	establishing, reviewing and approving our overall executive compensation policies and establishing performance-based incentives;

●	reviewing and approving any employment agreements, severance arrangements and change in control agreements or provisions with any of our executive officers;

●	implementing and administering our incentive compensation and equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Nominating and Corporate Governance Committee

Chi Zhao (Chair), Mao Sun, Jingsheng (Jason) Lu, and Guanzhou (Jerry) Qin currently serve as members of our nominating and corporate governance committee. Each member of such committee is independent under the applicable Nasdaq listing standards. The nominating and corporate governance committee has a written charter. The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors.

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

Our Nominating and Corporate Governance Committee will consider recommendations by stockholders of candidates for election to the Board of Directors. Any stockholder who wishes that the Nominating and Corporate Governance Committee consider a candidate must follow the procedures set forth in our bylaws. Under our bylaws, if a stockholder plans to nominate a person as a director at a meeting, the stockholder is required to provide written notice of such nomination to the Company and delivered to or mailed and received at our principal executive offices not less than 60 days nor more than 90 days prior to the meeting; provided however, that in the event that less than 70 days’ notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder, to be timely, must be received no later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever first occurs. A stockholder’s nomination must also satisfy the substantive requirements set forth in our bylaws.

Availability of Corporate Governance Information

Our Audit, Compensation, and Nominating and Governance Committees operating under the charters adopted by the Board that describe the authority and responsibilities delegated to the committees by our Board. Our Board has adopted a Code of Business Conduct & Ethics that applies to the Company, its subsidiaries, and all of our employees, including our executive officers and directors. We post on our website, at www.alliedgaming.gg under the “Investors-Governance” tab, the charters of our Audit Committee, Compensation Committee, and Nominating Committee, and the Code of Business Conduct & Ethics referenced above. A copy of the Code of Business Conduct & Ethics has been provided to each of our executive officers and members of the Board. We intend to disclose any amendments to our Code of Business Conduct & Ethics, or any waivers of its requirements, on our website to the extent required by applicable SEC or Nasdaq rules. The inclusion of our website address in this Form 10-K does not include or incorporate by reference the information on or accessible through our website into this Form 10-K. These documents are also available in print to any stockholder requesting a copy in writing from our Secretary at Allied Gaming & Entertainment Inc. 745 Fifth Avenue, Suite 500 New York, NY 10151.

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

Policies and Practices Related to the Grant of Certain Equity Awards Close In Time to the Release of Material Nonpublic Information

The Company does not currently grant new awards of stock options, stock appreciation rights, or similar option-like instruments. Accordingly, the Company has no specific policy or practice on the timing of awards of such options in relation to the disclosure of material nonpublic information by the Company. In the event the Company determines to grant new awards of such options, the Board and the Committee will evaluate the appropriate steps to take in relation to the foregoing.

Insider Trading Policy

The Company’s Insider Trading Policy applies to all employees, directors, and officers of the Company and its subsidiaries. Under the Insider Trading Policy, transactions in puts, calls, or other derivative securities involving the Company’s equity securities, as well as hedging transactions involving the Company’s equity securities, such as collars and forward sale contracts, are prohibited. The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION

The following tables provide information regarding the compensation for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2024, and December 31, 2023, by the Company’s Chief Executive Officer, Chief Financial Officer and President of the Company whose employment commenced on April 30, 2024. The listed individuals are herein referred to as the “named executive officers.”

Summary Compensation Table

Name and principal position	Year (b)	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($) (h)	All other compensation ($)		Total ($)
Yinghua Chen	2024	300,000		—		1,279,200	(2)	—	—	—	—		1,579,200
Chief Executive Officer	2023	302,159	(3)	100,000	(4)	—		—	—	—	19,448	(5)	421,607

Roy Anderson	2024	285,000		—		31,200	(2)	—	—	—	—		316,200
Chief Financial Officer, Secretary	2023	285,000		10,000	(4)	—		—	—	—	—		295,000

Yangyang Li(6)	2024	266,667	(7)	—		31,200	(2)	—	—	—	10,000	(8)	307,867
President	2023	—		—		—		—	—	—	37,500	(8)	37,500

(1)	Amounts in this column reflect the aggregate grant date fair value of restricted stock unit awards granted on February 22, 2024, computed in accordance with FASB ASC Topic 718, as discussed in Note 15 – Stockholders’ Equity of our notes to the consolidated financial statements contained in this Annual Report. The grant date fair value of each restricted stock unit award is measured based on the closing price of the Company’s common stock on the date of grant, which was $1.04.

(2)	The restricted stock unit awards were granted on February 22, 2024, and vest as follows: (i) 25% percent of each award vested immediately upon grant and (ii) the remaining shares under each award vest in three equal successive installments upon the named executive officer’s completion of each six-month period of service over the 18-month period measured from the date of grant.

(3)	Represents Ms. Chen’s base salary that was paid in Canadian dollars for the period of January 2023 to April 2023 and in U.S. dollars for the period from May 2023 through December 2023. The reported amounts paid in Canadian dollars were converted into U.S. dollars based on the exchange rate on each payment date.

(4)	Represents a one-time cash bonus awarded to Ms. Chen and Mr. Anderson. In January 2024, the Compensation Committee determined that Ms. Chen and Mr. Anderson would be awarded a one-time cash bonus of $100,000 and $10,000, respectively, based on individual performance and in light of the Company’s improved financial performance in 2023 as compared to 2022, primarily due to the implementation of various operating efficiencies and the positive impact of various strategic transactions announced or completed in 2023.

(5)	Represents a lump sum payment of accrued and unused vacation time due to a change in the treatment of paid time off.

(6)	Mr. Li was appointed President of the Company on April 30, 2024.

(7)	Reflects the base salary paid to Mr. Li in 2024 beginning on his hire date on April 30, 2024.

(8)	Represents compensation received as a director of the Company in fiscal year 2023 and 2024.

Employment Arrangements

The Company does not have employment agreements with any of its current named executive officers other than Ms. Chen, which is described below. The compensation for our named executive officers is set by the Compensation Committee and for 2024 was comprised of base salary and discretionary bonus based on the Compensation Committee’s assessment of the Company’s financial performance and progress in achieving its objectives in 2024. Mr. Anderson’s base salary was set at $285,000 for 2023 and 2024 and Mr. Li’s base salary was set at $400,000 for 2024.

Yinghua Chen Employment Agreement

On March 6, 2024, the Company entered into an employment agreement (the “Chen Employment Agreement”) with the Company’s current Chief Executive Officer, Ms. Ying Hua (Yinghua) Chen. Pursuant to the Chen Employment Agreement, Ms. Chen will, among other things, (i) receive a base annual salary of $300,000, subject to adjustment as the Board deems appropriate; and (ii) be eligible to receive an annual incentive bonus of up to 60% of her annual salary, as determined annually at the discretion of the Board. The Chen Employment Agreement has an initial term of five years, provided that the term may be extended for additional periods of up to one-year by mutual written agreement. If Ms. Chen’s employment is terminated by the Company without cause (including non-renewal of the term by the Company) or due to her death or disability, or Ms. Chen resigns for good reason (as defined in the Chen Employment Agreement), she will be entitled to receive severance equal to 60 months of her base salary over a 60-month period in equal installments, less applicable taxes and withholdings, as well as any accrued, unused vacation pay, and all outstanding options and restricted stock awards will become fully vested. The severance is subject to Ms. Chen’s execution of a release of claims in favor of the Company.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2024, the Company’s named executive officers had the following outstanding equity awards:

Name (a)	Number of securities underlying unexercised options exercisable (#)(b)		Number of Securities underlying unexercised options unexercisable (#)(c)		Equity Incentive plan awards: Number of Securities underlying unexercised unearned options unexercisable (#)(c)	Option exercise price ($)(e)	Option expiration date (f)	Number of shares of units of stock that have not vested (#)(g)	Market value of shares or units of stock that have not vested ($)(h)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(i)		Equity Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(j)(1)
Yinghua Chen	40,000	(2)	—			2.11	7/01/2030
	56,250	(3)	18,750	(3)		2.21	11/11/2031
										615,000	(4)	487,695	(4)
Roy Anderson										15,000	(4)	11,895	(4)
Yangyang Li	30,000	(5)	10,000	(5)		2.48	5/6/2031
										15,000	(4)	11,895	(4)

(1)	Based on a closing price of $0.7930 per share of common stock of the Company as reported on the last trading day of the 2024 fiscal year, December 31, 2024.

(2)	Represents a stock option granted to Ms. Chen on July 1, 2020 in connection with service as a member of the Board of Directors. The option vests in 4 equal annual installments on each of July 1, 2021, 2022, 2023, and 2024.

(3)	Represents a stock option granted on November 11, 2021 in connection with Ms. Chen’s employment as the Company’s Chief Investment Officer. The option vests in four equal annual installments on each of November 11, 2022, 2023, 2024, and 2025.

(4)	Represents restricted stock awards granted on granted on February 22, 2024, which vested as follows: (i) 25% of each award vested immediately upon grant and (ii) the remaining shares under each award vest in three equal successive installments upon the named executive officer’s completion of each six-month period of service over the 18-month period measured from the date of grant.

(5)	Represents a stock option granted on May 6, 2021 in connection with service as a member of the Board of Directors. The option vests in four equal annual installments on each of May 6, 2022, 2023, 2024, and 2025.

Director Compensation

The following table sets forth information regarding the compensation earned for service on our Board of Directors by our non-employee directors during the year ended December 31, 2024. The compensation earned by employee directors is reported in the Summary Compensation Table above.

	Director Compensation Table
Name (a)	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c) (1)(2)	All other compensation ($) (g)		Total ($) (h)
Zongmin Ding(3)	3,763	—	—		3,763
Yushi Guo	30,000	31,200	—		61,200
Joseph Lahti(4)	10,000	20,800	—		30,800
Jingsheng (Jason) Lu	20,000	20,800	—		40,800
Adam Pliska(5)	6,667	20,800	80,000	(6)	107,467
Guanzhou (Jerry) Qin	30,000	31,200	—		61,200
Yuanfei Qu	20,000	20,800	—		40,800
Mao Sun(7)	10,000	—	—		10,000
Chi Zhao(8)	20,000	—	—		20,000

(1)	Amounts in this column reflect the aggregate grant date fair value of restricted stock awards granted on February 22, 2024, computed in accordance with FASB ASC Topic 718, as discussed in Note 15 – Stockholders’ Equity of our notes to the consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2024. The grant date fair value of each restricted stock award is measured based on the closing price of the Company’s common stock on the date of grant, which was $1.04.

(2)	The restricted stock unit awards were granted to certain directors on February 22, 2024, and vest as follows: (i) 25% vested immediately upon grant and (ii) the remaining shares vesting in three equal successive installments upon the reporting person’s completion of each six-month period of service over the 18-month period measured from the date of grant.

(3)	The Board appointed Mr. Ding to the Board as a Class A director on October 23, 2024, pursuant to that certain securities purchase agreement by and between the Company and Blue Planet New Energy Technology Limited, dated October 18, 2024. On April 25, 2025, Mr. Ding resigned as a director of the Company effective immediately.

(4)	Mr. Lahti resigned as director effective July 1, 2024. In connection with Mr. Lahti’s resignation, the vesting of Mr. Lahti’s 20,800 restricted stock unit award was accelerated.

(5)	Mr. Pliska resigned as director effective April 30, 2024. In connection with Mr. Pliska’s resignation, the vesting of Mr. Pliska’s 20,800 restricted stock unit award was accelerated.

(6)	In February 2022, Mr. Pliska entered into a consulting arrangement with the Company pursuant to which he agreed to provide certain business and strategic advice to the Company. Mr. Pliska received a consulting fee in the amount of $80,000 for fiscal year 2024.

(7)	The Board appointed Mr. Sun to the Board as a Class B director on July 1, 2024.

(8)	The Board appointed Ms. Zhao to the Board as a Class C director on April 30, 2024.

Director Compensation Program

In March 2023, the Company’s Board of Directors approved the following compensation for non-employee directors: (i) annual $20,000 fee for director services; and (ii) annual $10,000 fee for committee chairs (capped at $10,000 per director). The Company has the option to pay such amounts in cash or shares of Common Stock issued from the Company’s incentive plan (valued at the closing price of the common stock on the trading day immediately prior to the scheduled payment date), with the current fees payable in cash. The fees are payable monthly by the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND DIRECTORS

The table below sets forth information known to us regarding the beneficial ownership of our common stock as of May 27, 2025, for:

●	each person we believe beneficially holds more than 5% of our outstanding common stock (based solely on our review of SEC filings);

●	each of our “named executive officers” as identified in the summary compensation table; and

●	all of our current directors and executive officers as a group.

●	The number of shares beneficially owned by a person includes shares issuable under options, warrants and other securities convertible into common stock held by that person and that are currently exercisable or that become exercisable within 60 days of May 27, 2025. Percentage calculations assume, for each person and group, that all shares that may be acquired by such person or group pursuant to options, warrants and other convertible securities currently exercisable or that become exercisable within 60 days of the May 27, 2025, are outstanding. Nevertheless, shares of common stock that are issuable upon exercise of presently unexercised options, warrants and other convertible securities are not deemed to be outstanding for purposes of calculating the “Percentage of Shares Beneficially Owned” by any other person or any other group.

Except as otherwise indicated in the table or its footnotes, the persons in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

As of May 27, 2025, we had 38,018,882 shares of common stock issued and outstanding.

Name and Address of Beneficial Owners(1)	Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Five Percent Stockholders:
Knighted Pastures LLC(2)	11,986,423		31.5%
Primo Vital Ltd.(3)	11,986,523		31.5%
Directors and Named Executive Officers:
Yinghua Chen(4)(5)	1,119,325		2.9%
Roy Anderson(6)	22,609		*
Mao Sun	—		—
Yangyang Li(7)	70,000		*
Jingsheng (Jason) Lu(8)	12,046,523		31.7%
Guanzhou (Jerry) Qin(9)	30,000		*
Yushi Guo(10)	30,000		*
Yuanfei Qu(11)	20,000		*
Chi Zhao	—		—
All current directors and executive officers, as a group (9 individuals)	1,351,934	(12)	3.6	%(12)

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 745 Fifth Ave, Suite 500, New York, NY 10151. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)	Based on a joint Schedule 13D/A filed on October 25, 2024, by Knighted Pastures LLC and Roy Choi. Includes (i) 3,080,153 shares of Company common stock held directly by Roy Choi and (ii) 8,906,270 shares of Company common stock held directly by Knighted Pastures LLC. Knighted’s business address is 1933 S. Broadway Suite 1146, Los Angeles, CA 90007.

(3)	Based on a Schedule 13D/A filed on October 3, 2024, filed by Primo Vital Ltd. (“Primo”), Ourgame International Holdings Limited (“Ourgame”), and Jingsheng Lu. Primo is the wholly-owned subsidiary of Ourgame and is the record holder of 11,986,523 shares of the Company’s common stock. Ourgame has the power to vote or direct the voting of 11,986,523 shares of common stock and has the power to dispose or direct the disposition of 11,986,523 shares of common stock. Primo’s business address is 31/F, Tower Two, Times Square, 1 Matheson Street, Causeway Bay, Hong Kong, China.

(4)	Consists of (i) 1,023,075 shares of Company common stock held directly and (ii) options to purchase 96,250 shares of common stock that are exercisable within 60 days after May 27, 2025.

(5)	Does not include certain shares of Company common stock granted to certain directors and executive officers of the Company for which Yinghua Chen, as Chief Executive Officer of the Company, has discretionary voting authority. Ms. Chen disclaims any beneficial ownership in such shares.

(6)	Consists of 22,609 shares of Company common stock held directly.

(7)	Consists of (i) 30,000 shares of Company common stock held directly, and (ii) options to purchase 30,000 shares of common stock that are exercisable within 60 days after May 27, 2025.

(8)	Mr. Lu serves as an executive director and the Chief Executive Officer of Ourgame, the wholly-owned parent of Primo. and as sole director of Primo. Mr. Lu may exercise voting and dispositive power over the shares beneficially owned by Primo and disclaims any beneficial ownership in such shares. Shares consists of (i) 20,000 shares of Company common stock held directly, (ii) options to purchase 40,000 shares of common stock, and (iii) 11,986,523 shares of common stock held by Primo.

(9)	Consists of 30,000 shares of Company common stock held directly.

(10)	Consists of 30,000 shares of Company common stock held directly.

(11)	Consists of 20,000 shares of Company common stock held directly.

(12)	Does not include the 11,986,523 shares of common stock held by Primo for which Mr. Lu may be deemed to have beneficial ownership.

Securities Authorized for Issuance Under Equity Compensation Plans

Effective December 19, 2018, the Board adopted the Company’s 2019 Equity Incentive Plan, referred to herein as the 2019 Plan, which was subsequently approved by our shareholders on August 9, 2019. The purpose of the 2019 Plan, as amended on December 30, 2021 is to enable the Company to offer to employees, officers, and directors of, and consultants to, the Company and its subsidiaries whose past, present and/or potential future contributions to the Company and its subsidiaries have been, are or will be important to the success of the Company, an opportunity to share monetarily in the success of and/or acquire an equity interest in the Company. 3,763,305 shares of our common stock have been approved for issuance under the 2019 Plan, of which 250,616 shares remained available for issuance pursuant to future grants as of December 31, 2024.

The following table sets forth certain information as of December 31, 2024, with respect to securities authorized for issuance under compensation arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted- average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(2)	3,231,291	(3)	$3.53	250,616
Equity compensation plans not approved by securityholders	—		—	—
Total	3,231,291		$3.53	250,616

(1)	Represents the weighted-average exercise price of options granted under the 2019 Plan. The weighted average exercise price does not take into account restricted stock units granted under the 2019 Plan.

(2)	Consists of shares subject to outstanding stock options under the 2019 Plan, some of which are vested and some of which remain subject to the vesting relating to the respective equity award.

(3)	Includes (i) 408,867 shares of common stock granted under the 2019 Plan, (ii) 1,320,000 options granted and outstanding under the 2019 Plan, (iii) 202,096 restricted stock units granted under the 2019 Plan, and (iv) 1,300,328 restricted stock awards granted under the 2019 Plan.

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

Transactions with Related Persons

None.

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firms

The following table shows the fees that were billed for audit and other services provided by the Company’s independent public accounting firm, ZH CPA, LLC, during the 2024 and 2023 fiscal years:

	ZH CPA, LLC
	For the Fiscal Years Ended December 31,
	2024	2023
Audit Fees(1)	$360,000	$205,000
Audit-Related Fees(2)	80,000	35,000
Tax Fees(3)	—	—
All Other Fees(4)	15,500	57,000
Total Fees	$455,500	$297,000

(1)	Audit Fees consist of fees for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption Audit Fees above. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The Audit Committee approved 100% of the services described herein.

(3)	Tax Fees typically consist of fees for tax compliance, tax advice, and tax planning.

(4)	All Other Fees typically consist of fees for permitted non-audit products and services provided.

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

1. Financial statements (See Index to Consolidated Financial Statements on page F-1).

2. All financial statement schedules have been omitted since the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or the accompanying notes.

3. The exhibits listed in the following Exhibits Index are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated December 19, 2018, by and among Black Ridge Acquisition Corp., Black Ridge Merger Sub, Corp., Allied Esports Entertainment, Inc., Noble Link Global Limited, Ourgame International Holdings Ltd., and Primo Vital Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018)
2.2	Amendment to Agreement and Plan of Reorganization, dated August 5, 2019 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed August 15, 2019)
2.3	Agreement of Merger, dated August 9, 2019, between Noble Link Global Limited and Allied Esports Media, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed August 15, 2019)
2.4	Plan of Merger, dated August 9, 2019, between Noble Link Global Limited and Allied Esports Media, Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed August 15, 2019)
2.5	Stock Purchase Agreement, dated January 19, 2021, by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 19, 2021)
2.6	Amended and Restated Stock Purchase Agreement, dated March 19, 2021, by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 22, 2021)
2.7	Amendment No. 1 to Amended and Restated Stock Purchase Agreement, dated March 29, 2021, by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 30, 2021)
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 15, 2019)
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 27, 2020)
3.3	Second Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2020)
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 1, 2022)
3.5	Bylaws of Allied Gaming & Entertainment Inc., as amended through January 5, 2024 (incorporated by reference to Exhibit 3.1 on Form 8-K filed by the Company on January 9, 2024)
3.6	Amendment No. 1 to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on June 21, 2024)
3.7	Certificate of Designation of Series A Junior Participating Preferred Stock of Allied Gaming & Entertainment Inc. (incorporated by reference to Exhibit 3.1 on Form 8-K filed by the Company on February 9, 2024)
4.1	Specimen common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed September 22, 2017)
4.2	Specimen warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed September 22, 2017)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed September 22, 2017)
4.4	Form of warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.5 to the Company’s Form S-1/A filed September 22, 2017)

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 of the Company’s Form 10-K filed March 24, 2023)
4.6	Form of Common Stock Purchase Warrant issued June 8, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 8, 2020)
4.7	Allied Esports Entertainment, Inc. 2019 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed August 24, 2021)
4.8	Allied Esports Entertainment, Inc. 2019 Stock Incentive plan Amendment dated December 30, 2021 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A file August 24, 2021)
4.9	Rights Agreement, dated as of February 9, 2024, by and between Allied Gaming & Entertainment Inc. and Continental Stock Transfer & Trust, as rights agent (incorporated by reference to Exhibit 4.1 on Form 8-K filed by the Company on February 9, 2024)
10.1†	Employment Agreement, dated March 6, 2024, between the Company and Ying Hua (Yinghua) Chen (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on March 12, 2024)
10.2†	Restricted Stock Unit Agreement dated January 19, 2021 by and between Allied Esports Entertainment, Inc. and Frank Ng (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2021)
10.3	Assignment and Assumption Agreement dated April 24, 2020 among Ourgame International Holdings Limited, Trisara Ventures, LLC, Adam Pliska and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2020)
10.4	Separation Agreement and Release dated February 16, 2022 by and between Libing (Claire) Wu and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2022)
10.5	Release and Non-disparagement Agreement dated March 7, 2022 by and between Jerry Lewin and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed May 25, 2022)
10.6	Settlement Agreement, dated April 15, 2022, by and between Ourgame International Holdings Limited and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed May 25, 2022)
10.7	Termination Agreement, dated June 15, 2024, by and between the Company, Elite Fun Entertainment Limited (incorporated in Macao) and Elite Fun Entertainment Limited (incorporated in British Virgin Islands) incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 21, 2024)
10.8	Settlement Agreement and Release, dated September 16, 2024, by and between the Company and BPR Cumulus LLC.
10.9*	Termination Agreement, dated April 25, 2025, by and between the Company and Blue Planet New Energy Technology Limited.
10.10*	Side Letter to Termination Agreement, dated May 4, 2025, by and between the Company and Blue Planet New Energy Technology Limited.
19.1*	Insider Trading Policy
21.1*	Subsidiaries of Company
23.1*	Consent of ZH CPA, LLC
31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a)
31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a)
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350
97.1	Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 of the Company’s Form 10-K filed April 29, 2024)
101. INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) and Item 15(b) of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 6, 2025	ALLIED GAMING & ENTERTAINMENT, INC.

	By:	/s/ Yinghua Chen
		Name:	Yinghua Chen
		Title:	Chief Executive Officer
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

Name	Title	Date

/s/ Yinghua Chen	Chief Executive Officer	June 6, 2025
Yinghua Chen	(principal executive officer)

/s/ Roy Anderson	Chief Financial Officer	June 6, 2025
Roy Anderson	(principal financial and accounting officer)

/s/ Yangyang Li	President, Chairman of the Board, Director	June 6, 2025
Yangyang Li

/s/ Mao Sun	Director	June 6, 2025
Mao Sun

/s/ Yushi Guo	Director	June 6, 2025
Yushi Guo

/s/ Jingsheng (Jason) Lu	Director	June 6, 2025
Jingsheng (Jason) Lu

/s/ Chi Zhao	Director	June 6, 2025
Chi Zhao

/s/ Guanzhou (Jerry) Qin	Director	June 6, 2025
Guanzhou (Jerry) Qin

/s/ Yuanfei Qu	Director	June 6, 2025
Yuanfei Qu

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Allied Gaming & Entertainment Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allied Gaming & Entertainment Inc. and its subsidiaries (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment

As described in Note 2 and Note 9 to the consolidated financial statements, the Company recorded an impairment charge of $9.57 million related to the goodwill associated with the ZTech reporting unit for the year ended December 31, 2024. Goodwill is tested for impairment annually, or more frequently when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The fair value of the ZTech reporting unit was estimated using a combination of the income approach (discounted cash flow method) and the market approach (guideline public company method). The determination of fair value involved the use of significant management assumptions, including projected revenue, gross profit and EBITDA margins, discount rates, and terminal growth rates.

We identified the goodwill impairment assessment associated with the ZTech reporting unit as a critical audit matter due to the significant judgment required by management to estimate the fair value of the reporting unit. Performing audit procedures to evaluate the reasonableness of management’s assumptions involved a high degree of auditor judgment and the involvement of a valuation specialist.

Our audit procedures related to the goodwill impairment assessment of the ZTech reporting unit included, among others:

●	Obtaining an understanding of, and evaluated the design and implementation of, controls over the Company’s goodwill impairment assessment, including controls over management’s development and review of the significant assumptions described above;

●	With the assistance of our engaged valuation specialist, evaluating the valuation methodologies used by management and assessing the reasonableness of the significant assumptions by comparing them to historical performance, industry data and market trends;

●	Performing sensitivity analyses over the significant assumptions to evaluate the impact of changes in those assumptions on the fair value of the reporting unit.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2022.

Denver, Colorado

June 6, 2025

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$59,242,802	$16,320,583
Short-term investments	8,800,000	56,500,000
Marketable securities	3,483,211	-
Interest receivable	709,539	792,223
Accounts receivable	708,804	529,369
Loans receivable	17,629,915	-
Deposits, current portion	3,700,000	3,700,000
Prepaid expenses and other current assets	471,361	498,886
Total Current Assets	94,745,632	78,341,061
Restricted cash	-	5,000,000
Property and equipment, net	3,000,082	3,834,193
Digital assets	49,300	49,300
Intangible assets, net	5,115,686	6,254,731
Deposits, non-current portion	2,614,462	392,668
Operating lease right-of-use asset	4,365,718	5,415,678
Goodwill	2,796,379	12,729,056
Total Assets	$112,687,259	$112,016,687
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,322,140	$371,830
Accrued expenses and other current liabilities	1,151,407	763,512
Deferred revenue	656,382	103,748
Operating lease liability, current portion	1,591,475	1,482,977
Loans payable	25,756,757	9,230,168
Total Current Liabilities	30,478,161	11,952,235

Operating lease liability, non-current portion	4,008,473	5,560,251
Deferred tax liability	670,743	1,096,160
Total Liabilities	35,157,377	18,608,646
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, Series A Preferred stock, $0.0001 par value, 50,000 shares designated, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 46,385,798 and 39,085,470 shares issued at December 31, 2024 and 2023, and 44,105,500 and 36,805,686 shares outstanding at December 31, 2024 and 2023, respectively	4,639	3,909
Additional paid in capital	205,948,565	198,677,132
Accumulated deficit	(130,428,314)	(113,671,029)
Accumulated other comprehensive income	180,002	433,565
Treasury stock, at cost, 2,280,298 and 2,279,784 shares at December 31, 2024 and 2023, respectively	(2,694,075)	(2,693,653)
Total Allied Gaming & Entertainment Inc. Stockholders’ Equity	73,010,817	82,749,924
Non-controlling interest	4,519,065	10,658,117
Total Stockholders’ Equity	77,529,882	93,408,041
Total Liabilities and Stockholders’ Equity	$112,687,259	$112,016,687

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2024	2023
Revenues:
In-person	$4,669,644	$4,955,931
Multiplatform content	336	2,000,586
Casual mobile gaming	4,409,192	698,522
Total Revenues	9,079,172	7,655,039
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	2,496,618	2,684,287
Multiplatform content (exclusive of depreciation and amortization)	-	1,517,707
Casual mobile gaming (exclusive of depreciation and amortization)	3,875,992	593,894
Research and development expenses	865,585	162,888
Selling and marketing expenses	287,239	226,745
General and administrative expenses	13,349,023	7,569,154
Depreciation and amortization	1,585,535	1,499,980
Impairment of goodwill	9,567,000	-
Impairment of software licenses	357,826	-
Total Costs and Expenses	32,384,818	14,254,655
Loss From Operations	(23,305,646)	(6,599,616)
Other Income (Expense):
Other income, net	6,356	47,632
Loss on escrow settlement	(3,000,000)	-
Realized gain on investment in money market fund	207,711	-
Unrealized loss on investment in marketable securities	(536,116)	-
Loss on foreign currency transactions, net	(28,725)	(948)
Interest income, net	3,654,986	2,957,571
Total Other Income (Expense)	304,212	3,004,255
Pre-Tax Loss	(23,001,434)	(3,595,361)
Income tax benefit	425,417	-
Net Loss	(22,576,017)	(3,595,361)
Less: net loss attributable to non-controlling interest	(5,818,732)	(159,900)
Net Loss Attributable to Common Stockholders	$(16,757,285)	$(3,435,461)

Net Loss per Common Share
Basic and Diluted	$(0.42)	$(0.09)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	40,374,340	37,218,708

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	For the Years Ended
	December 31,
	2024	2023
Net Loss	$(22,576,017)	$(3,595,361)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(573,883)	531,907
Total comprehensive loss	(23,149,900)	(3,063,454)
Less: Net loss attributable to non-controlling interest	(5,818,732)	(159,900)
Less: Other comprehensive (loss) income attributable to non-controlling interest	(320,320)	318,017
Comprehensive Loss Attributable to Common Stockholders	$(17,010,848)	$(3,221,571)

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Common Stock		Treasury Stock		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Allied Gaming & Entertainment Inc. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity	Interest	Equity
Balance - January 1, 2023	39,085,470	$3,909	581,746	$(610,562)	$198,526,614	$-	$219,675	$(110,235,568)	$87,904,068	$-	$87,904,068
Stock-based compensation:
Stock options	-	-	-	-	150,518	-	-	-	150,518	-	150,518
Repurchases of common stock	-	-	1,698,038	(2,083,091)	-	-	-	-	(2,083,091)	-	(2,083,091)
Non-controlling interest from acquisition of subsidiary	-	-	-	-	-	-	-	-	-	10,500,000	10,500,000
Net loss	-	-	-	-	-	-	-	(3,435,461)	(3,435,461)	(159,900)	(3,595,361)
Other comprehensive income	-	-	-	-	-	-	213,890	-	213,890	318,017	531,907
Balance - December 31, 2023	39,085,470	3,909	2,279,784	(2,693,653)	198,677,132	-	433,565	(113,671,029)	82,749,924	10,658,117	93,408,041
Stock-based compensation:
Restricted common stock	1,460,000	146	-	-	1,044,638	-	-	-	1,044,784	-	1,044,784
Stock options	-	-	-	-	54,493	-	-	-	54,493	-	54,493
Shares withheld for employee payroll tax	(159,672)	(16)	-	-	(179,326)	-	-	-	(179,342)	-	(179,342)
Issuance of common stock pursuant to a Securities Purchase Agreement [1]	6,000,000	600	-	-	6,351,628	-	-	-	6,352,228	-	6,352,228
Issuance of common stock pursuant to a Share Purchase Agreement	7,330,000	733	-	-	6,596,267	(4,597,000)	-	-	2,000,000	-	2,000,000
Cancellation of common stock previously issued pursuant to a Share Purchase Agreement	(7,330,000)	(733)	-	-	(6,596,267)	4,597,000	-	-	(2,000,000)	-	(2,000,000)
Repurchases of common stock	-	-	514	(422)	-	-	-	-	(422)	-	(422)
Net loss	-	-	-	-	-	-	-	(16,757,285)	(16,757,285)	(5,818,732)	(22,576,017)
Other comprehensive loss	-	-	-	-	-	-	(253,563)	-	(253,563)	(320,320)	(573,883)
Balance - December 31, 2024	46,385,798	$4,639	2,280,298	$(2,694,075)	$205,948,565	-	$180,002	$(130,428,314)	$73,010,817	$4,519,065	$77,529,882

[1]	Includes gross proceeds of $6,599,960 less issuance costs of $247,732

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(22,576,017)	$(3,595,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,099,277	150,518
Non-cash operating lease expense	1,128,953	988,506
Net gains on sale of equipment	-	(8,388)
Expenses paid using digital assets	-	461
Change in fair value of warrant liabilities	(100)	-
Unrealized loss on investment in marketable securities	536,116	-
Gains on transactions denominated in foreign currency	(1,168,493)	-
Depreciation and amortization	1,585,535	1,499,980
Impairment of goodwill	9,567,000	-
Impairment of software licenses	357,826	-
Deferred tax benefit	(425,417)	-
Changes in operating assets and liabilities:
Accounts receivable	(180,489)	(147,587)
Interest receivable	82,693	(114,826)
Prepaid expenses and other current assets	27,228	(7,312)
Deposit	-	(3,701,598)
Accounts payable	737,594	(39,285)
Accrued expenses and other current liabilities	429,272	(1,099,056)
Operating lease liability	(1,522,993)	(1,267,143)
Deferred revenue	552,634	(797,715)
Total Adjustments	12,806,636	(4,543,445)
Net Cash Used In Operating Activities	(9,769,381)	(8,138,806)
Cash Flows From Investing Activities
Land deposit	(2,223,810)	-
Proceeds from maturing of short-term investments	127,733,566	80,000,000
Purchases of short-term investments	(79,612,566)	(66,500,000)
Payment for investment in marketable securities	(5,011,365)	-
Proceeds from sale of marketable securities	781,025	-
Loans receivable	(19,062,401)	-
Proceeds from repayment of short-term loan	1,340,000	-
Proceeds from sale of equipment	-	106,914
Acquisition of Beijing Lianzhong Zhihe Technology Co., net of cash acquired	-	(6,431,893)
Purchases of intangible assets	(53,020)	(668,880)
Purchases of property and equipment	(82,951)	(378,060)
Net Cash Provided By Investing Activities	23,808,478	6,128,081
Cash Flows From Financing Activities
Repurchases of common stock	(422)	(2,083,091)
Proceeds from issuance of common stock in securities purchase agreement	6,599,960	-
Issuance costs associated with common stock issuance	(247,732)	-
Proceeds from issuance of common stock in share purchase agreement	2,000,000	-
Return of proceeds upon cancellation of common stock previously issued pursuant to a share purchase agreement	(2,000,000)	-
Proceeds from short-term loans	26,038,919	9,230,168
Repayment of short-term loans	(8,461,338)	-
Net Cash Provided By Financing Activities	23,929,387	7,147,077

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	For the Years Ended
	December 31,
	2024	2023
Effect of Exchange Rate Changes on Cash	(46,265)	16,789
Net Increase In Cash, Cash Equivalents, And Restricted Cash	37,922,219	5,153,141
Cash, cash equivalents, and restricted cash - Beginning of Year	21,320,583	16,167,442
Cash, cash equivalents, and restricted cash - End of Year	$59,242,802	$21,320,583

Cash and cash equivalents and restricted cash consisted of the following:
Cash	$19,235,190	$16,320,583
Money market funds	40,007,612	-
Restricted cash	-	5,000,000
	$59,242,802	$21,320,583

Non-Cash Investing and Financing Activities:
ROU asset for lease liability	$85,095	$289,886
Shares withheld for accrued employee payroll tax liability	$179,342	-
Property and equipment received as deferred revenue	$-	$793,035

The accompanying notes are an integral part of these consolidated financial statements.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Background and Basis of Presentation

Allied Gaming & Entertainment Inc. (“AGAE” and together with its subsidiaries, the “Company”) operates a public esports and entertainment company through its wholly owned subsidiaries Allied Esports Media Inc., (“AEM”), Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”), Allied Mobile Entertainment Inc. (“AME”), Allied Mobile Entertainment (Hong Kong) Limited (“AME-HK”), Allied Experiential Entertainment Inc. (“AEE”), AGAE Investment Limited, formerly known as Skyline Music Entertainment (Hong Kong) Limited (“Skyline HK”), Beijing Lianhuan Technology Co., Ltd (“BLT”), Allied Commercial Development (Hainan) Co., Ltd (“ACD”), and Allied Esports GmbH (“AEG”). AEII produces a variety of esports and gaming-related content, including world class tournaments, live and virtual events, and original programming to continuously foster an engaged gaming community. ESALV operates HyperX Arena Las Vegas, the world’s most recognized esports facility. AME-HK is a wholly owned subsidiary of AME and owns a 40% interest in Beijing Lianzhong Zhihe Technology Co. (“Z-Tech”). Z-Tech and BLT are engaged in the development and distribution of mobile casual games in China. AEE owns a 51% interest in Skyline Music Entertainment Limited (“Skyline”), which is principally engaged in the organization of events, shows and concerts by top entertainment artists. ACD is in the early stages of the development of esports and other entertainment venues in Hainan, an island province in southern China. AEG is in the final stage of liquidation.

Note 2 – Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been derived from the accounting records of AGAE and its consolidated subsidiaries. All significant intercompany balances have been eliminated in the consolidated financial statements. The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the accounting rules and regulations of the United States Securities and Exchange Commission (“SEC”) and includes the operations of AGAE and its wholly owned subsidiaries, and Skyline and Z-Tech. Skyline is a majority owned subsidiary of AEE. The accounts of Z-Tech were consolidated in these financial statements based on the analysis performed under the voting interest model (“VOE”). The Company has a controlling financial interest in Z-Tech and Skyline. As a result, the Company consolidates Z-Tech and Skyline.

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

Voting Interest Entities

During the year ended December 31, 2023, the Company acquired two new entities with less than 100% interest which were consolidated under the voting interest model (“VOE”). AME-HK has control of the board of directors of Z-Tech, through the appointment of 3 of its 5 members, and the significant decisions of the entity are made at the board level. In addition, matters voted upon at the shareholder level are not considered significant decisions and other shareholders are not able to change the composition of the board of the directors without AME-HK consent. AEE owns a 51% interest in Skyline.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, the valuation and carrying amount of deferred tax assets and liabilities, stock-based compensation, the fair value of marketable securities, accounts receivable and loans receivable reserves, the valuation of acquired assets and liabilities, loss contingencies, the impairment of goodwill, as well as the recoverability and useful lives of long-lived assets, including right-of-use assets, intangible assets and property and equipment. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Cash and Cash Equivalents

All highly liquid short-term investments of the Company that have a maturity of three months or less when purchased are considered to be cash equivalents. As of December 31, 2024 and 2023, the Company’s cash equivalents consist of certificate of deposits of $0 and $3 million, respectively, and money market funds of $40 million and $0, respectively. Money market funds are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are categorized as Level 1 within the fair value table.

Accrued interest receivable on cash equivalents totaled $0 and $33,271 at December 31, 2024 and 2023, respectively, and is included in current assets in the accompanying consolidated balance sheets.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Cash

Restricted cash consisted of $5 million at December 31, 2023 of cash held in an escrow account to be utilized for various approved strategic initiatives and esports event programs pursuant to an agreement with Brookfield Property Partners. On September 16, 2024, the Company and Brookfield entered into a Settlement Agreement and Release (the “Settlement Agreement”) to resolve and terminate all obligations under the Brookfield Agreement. Pursuant to the Settlement Agreement, the entire Purchase Price was released from escrow of which $3,000,000 was paid to Brookfield and $2,000,000 was paid to the Company (See Note 14 – Commitments and Contingencies, Brookfield Partnership). There was $0 of restricted cash at December 31, 2024.

Short-term Investments

Short-term investments include certificates of deposit, fixed rate deposits, equity linked notes, and FX linked notes with original maturities of greater than three months but less than or equal to twelve months when purchased. The carrying amounts of the certificates of deposit and fixed rate deposits are stated at cost, which approximates fair value due to the short-term nature of these instruments.

The Company has elected the fair value option for recording its equity linked and FX linked notes (the “Notes”), pursuant to ASC 825-10, Financial Instruments (“ASC 825”), whereby the hybrid instrument is initially recorded in its entirety at fair value and changes in fair value are recorded in other income (expense) on the consolidated statements of operations. The Company determines the appropriate classification of these investments at the time of purchase and reevaluates such designation at each balance sheet date

Accrued interest receivable on short-term investments totaled $284,355 and $758,952 at December 31, 2024 and 2023, respectively, and is included in current assets in the accompanying consolidated balance sheets.

Marketable Securities

Marketable securities are carried at fair value with changes in fair value recorded in the consolidated statements of operations, according to ASC 321 “Investments - Equity Securities”. During the years ended December 31, 2024 and 2023, the Company purchased certain publicly-listed marketable securities through an open market transaction and accounted for such investments as “investment in marketable securities” and subsequently measures the investments at fair value at the balance sheet date. These securities are categorized as Level 1 assets within the fair value hierarchy table. The Company recognized a gain of $5,952 and $0 from investments in marketable securities for the years ended December 31, 2024 and 2023.

Accounts Receivable and Loan Receivable

Accounts receivable and loans receivable are carried at their contractual amounts, less an estimate for credit losses. The Company estimates an allowance for credit losses based on the current expected credit losses (“CECL”) methodology. The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and replaces the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred. The amount of the allowance for credit losses is based on ongoing, quarterly assessments by management. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. As of December 31, 2024 and 2023, no allowances for credit losses were determined to be necessary.

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

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Internal Use Software Development Costs

The costs incurred in the preliminary stages of software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized and included within intangible assets on the accompanying balance sheet. Once they are ready for intended use they are amortized on a straight-line basis over their estimated useful lives. On November 1, 2024 the internal use software was placed into service (see Note 9 – Intangible Assets – System Development Agreement for additional details).

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

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has more likely than not decreased below its carrying value. The Company intends to perform its annual impairment testing at year end of each year.

In determining whether a quantitative assessment is required on an interim basis, the Company will evaluate relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would perform the quantitative impairment test described in ASC 350. However, if, after applying the qualitative assessment, the entity concludes that it is not more than likely that the fair value is less than the carrying amount, the quantitative impairment test is not required. The Company bases these assumptions on its historical data and experience, industry projections, micro and macro general economic condition projections, and its expectations.

In connection with the Company’s annual goodwill impairment test as of December 31, 2024, the fair value of one of its reporting units was determined to be less than its carrying amount, resulting in the recognition of a goodwill impairment charge of $9.57 million. The reduction in fair value was primarily attributable to a decline in revenues from the prior year. The fair value of the reporting unit was estimated using a combination of the income approach (discounted cash flow method) and the market approach (guideline public company method). Key assumptions included projected revenue, gross profit and EBITDA margins, discount rates, and terminal growth rates, which were based on historical performance, industry trends, and market conditions. This charge is included in impairment of goodwill and other intangible asset on the accompanying consolidated statement of operations. After the impairment, the remaining balance of goodwill associated with the reporting unit is approximately $2.8 million.

The Company’s intangible assets consist of the ESALV trademarks, which are being amortized over a useful life of 10 years, and software licenses, software development costs, mobile games licenses, and customer relationships, which are being amortized over a useful life of 5-10 years. Other than the impairment charge disclosed in Note 9 – Goodwill and Intangible Assets, management has determined that no impairment exists for these intangible assets during the year ended December 31, 2024.

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

●	Management has determined that the warrants issued as part of the securities purchase agreement on October 18, 2024 are a form that qualify for equity classification.

The Public Warrants and Sponsor Warrants expired on August 9, 2024. As of December 31, 2024 and 2023, the fair value of warrant liabilities related to our Sponsor Warrants totaled $0 and $100, respectively, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. See Note 11 – Accrued Expenses and Other Current Liabilities.

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

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Digital assets	$49,300	$-	$-	$49,300
Cash equivalent -money market funds	40,007,612	-	-	40,007,612
Marketable securities	3,483,211	-	-	3,483,211
Total	$43,540,123	$-	$-	$43,540,123

As of December 31, 2023	Level 1	Level 2	Level 3	Total
Digital assets	$49,300	$-	$-	$49,300
Sponsor warrants	-	-	100	100
Total	$49,300	$-	$100	$49,400

The carrying amounts of the Company’s financial instruments, such as cash and cash equivalents (excluding money market funds), accounts receivable, short-term investments (excluding equity and FX linked notes), interest receivable, loans receivable, accounts payable, operating lease liabilities, accrued liabilities, and loans payable approximate fair value due to the short-term nature of these instruments.

See Marketable Securities above for further details on marketable securities.

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

The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s statements of operations. As of December 31, 2024 and 2023, the Company had no liability for unrecognized tax benefits. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The following table presents the computation of basic and diluted net loss per common share:

	For the Years Ended
	December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(16,757,285)	$(3,435,461)

Denominator (weighted average quantities):
Common shares outstanding	41,172,974	37,218,708
Less: Unvested restricted shares	(798,634)	-
Denominator for basic and diluted net loss per share	40,374,340	37,218,708

Basic and Diluted Net Loss per Common Share	$(0.42)	$(0.09)

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of December 31,
	2024	2023
Unvested restricted common shares	710,000	-
Options	1,270,000	1,490,000
Warrants	7,454,546	20,091,549
Contingent consideration shares (1)	-	192,308
	9,434,546	21,773,857

[1]	Holders who elected to convert their convertible debt into common stock are entitled to receive contingent consideration shares equal to the product of (i) 3,846,153 shares, multiplied by (ii) that holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after August 9, 2019, the last exchange-reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Revenue Recognition

To determine the proper revenue recognition method, the Company evaluates each of its contractual arrangements to identify its performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The majority of the Company’s contracts have a single performance obligation because the promise to transfer the individual good or service is not separately identifiable from other promises within the contract and is therefore not distinct. Some of the Company’s contracts have multiple performance obligations, primarily related to the provision of multiple goods or services. For contracts with more than one performance obligation, the Company allocates the total transaction price in an amount based on the estimated relative standalone selling prices underlying each performance obligation. There were no contracts with more than one performance obligation for the year ended December 31, 2024 and 2023.

The Company recognizes revenue primarily from the following sources:

In-person revenue

In-person revenue was comprised of the following for the years ended December 31, 2024 and 2023:

	For the Years Ended
	December 31,
	2024	2023
Event revenue	$2,082,269	$2,294,616
Sponsorship revenue	1,838,447	1,732,952
Food and beverage revenue	271,184	224,938
Ticket and gaming revenue	414,881	517,952
Merchandising revenue	62,863	185,473
Total in-person revenue	$4,669,644	$4,955,931

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

Multiplatform revenue

Multiplatform revenue was comprised of the following for the years ended December 31, 2024 and 2023:

	For the Years Ended
	December 31,
	2024	2023
Sponsorship revenue	$-	$2,000,000
Distribution revenue	336	586
Total multiplatform revenue	$336	$2,000,586

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

Casual mobile gaming revenue

The Company’s casual mobile gaming revenue is generated through Z-Tech which was acquired on October 31, 2023. (see Note 3 – Business Combination) amounted to $4,412,275 and $698,522 for the years ended December 31, 2024 and 2023, respectively. Casual mobile gaming revenue is generated through contractual relationships with various advertising service providers for advertisements within the Company’s casual mobile games. Advertisements can be in the form of an impression, click-throughs, videos, or banners. The Company has determined the advertising service provider to be its customer and displaying the advertisements within its games is identified as the single performance obligation. Revenue from advertisements is recognized when the ad is displayed or clicked and the advertising service provider receives the benefits provided from this service. The price can be determined by the applicable evidence of the arrangement, which may include a master contract or a third-party statement of activity.

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

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	For the Years Ended
	December 31,
	2024	2023
Revenues Recognized at a Point in Time:
Ticket and gaming revenue	414,881	517,952
Food and beverage revenue	271,184	224,938
Merchandising revenue	62,863	185,473
Casual mobile games	4,409,192	698,522
Distribution revenue	336	586
Total Revenues Recognized at a Point in Time	5,158,456	1,627,471

Revenues Recognized Over a Period of Time:
Event revenue	2,082,269	2,294,616
Sponsorship revenue	1,838,447	3,732,952
Total Revenues Recognized Over a Period of Time	3,920,716	6,027,568
Total Revenues	$9,079,172	$7,655,039

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of December 31, 2024 and 2023, the Company had contract liabilities of $656,382 and $103,748, respectively, which are included in deferred revenue on the balance sheet.

Through December 31, 2024, $89,251 performance obligations in connection with contract liabilities included within deferred revenue on the prior year consolidated balance sheet have been satisfied. The Company expects to satisfy its deferred revenue balance of $656,382 within the next twelve months. During the years ended December 31, 2024 and 2023, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Effective February 22, 2023, the Company entered into a sponsorship agreement which expires on April 2, 2026. The total contract price for this sponsorship agreement is $5.8 million. As of December 31, 2024, the aggregate transaction price allocated to the unsatisfied performance obligations under this agreement is approximately $2.3 million. The Company expects to recognize this revenue as the performance obligations are satisfied over the remaining term of the contract.

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

The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within operating expenses in our consolidated statements of operations and comprehensive loss. There were no impairment charges during the years ended December 31, 2024 and 2023.  There were no changes to the carrying value of digital assets for the year ended December 31, 2024.

The Company will be adopting ASU 2023-08 (see Recently Issued Accounting Pronouncements below) on January 1, 2025 and will be recording an increase to retained earnings of $119,571 as a result of adopting this guidance in 2025. The fair value of the Company’s digital assets on January 1, 2025 was $168,871.

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

Segment Information

Reportable segments are components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The chief operating decision maker of Allied Esports is Allied Esports’s chief executive officer and the chief operating decision makers of Z-Tech and Skyline are senior executives of these subsidiaries. Separate discrete financial information for each of Allied Esports, Z-Tech and Skyline are reviewed separately by chief operating decision makers and the operations of Allied Esports, Z-Tech and Skyline are managed separately. As such, the operations of Allied Esports (video game events and tournaments), Z-Tech (casual mobile games) and Skyline (live concert promotion) are reported as separate operating segments. See Note 16 – Segment Data.

Advertising Costs

Advertising costs are charged to operations in the year incurred and totaled $60,237 and $51,792 for the years ended December 31, 2024 and 2023, respectively, and are included in selling and marketing expenses on the accompanying statements of operations.

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, restricted cash, short-term investments, loans receivable, interest receivable, and accounts receivable. The Company maintains cash deposits and short-term investments with major U.S. financial institutions that at various times may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Cash equivalents of approximately $40,007,612 held in money market funds are maintained in foreign bank account and not covered by FDIC insurance limits.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During the year ended December 31, 2024, the Company’s loan receivable balance consisted of three loans which were 46%, 29%, and 25%, respectively, of the Company’s loan receivable balance. There were no loans receivable balances at December 31, 2023.

During the years ended December 31, 2024 and 2023, 49% and 9%, respectively, of the Company’s revenues were from customers in foreign countries.

During the year ended December 31, 2024, the Company’s two largest customers accounted for 48% and 20% of the Company’s consolidated revenues. During the year ended December 31, 2023, the Company’s two largest customers accounted for 26% and 20% of the Company’s consolidated revenues.

As of December 31, 2024, the Company’s two largest customers represented 88% and 9%, respectively, of the Company’s accounts receivable balance. As of December 31, 2023, the Company’s two largest customers represented 66% and 26%, respectively, of the Company’s accounts receivable balance. Historically, the Company has not experienced any losses due to such concentration of credit risk.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar (“USD”), and Chinese Yuan (“RMB”)).

Yuan-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.1370 and 0.1411 at December 31, 2024 and 2023, respectively) and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.1391 and 0.1395 for the year ended December 31, 2024 and 2023, respectively).

The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Realized losses of ($28,725) and ($948) arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency for the years ended December 31, 2024 and 2023, respectively, are recognized in other income, net in the consolidated statements of operations.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures (Topic 280), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance becomes effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, this ASU did not have any material effects on the Company’s financial condition, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350 – 06). This update requires an entity to subsequently measure certain assets at fair value with changes recognized in net income each reporting period. This update also requires that an entity present crypto assets measured at fair value separately from other intangible assets in the balance sheet and changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the consolidated statement of operations. Although early adoption is permitted, the new guidance becomes effective on January 1, 2025, and should be applied using a modified retrospective transition method with a cumulative-effect adjustment recorded to the opening balance of retained earnings as of the beginning of the year of adoption. The cumulative adjustment upon adoption of ASU 2023-08 will increase retained earnings as of January 1, 2025 by $119,571.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In November 2024, The FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220 – 04). This update requires an entity to disclose more detailed information regarding expenses for the entity. The amendments require that at each interim and the annual reporting period, the entity must disclose amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion, and amortization recognized as part of oil and gas- producing activities. Including the amounts, the entity is required to disclose and qualitative description of the amounts remaining in relevant expense captions, and to disclose the total amount of selling expenses and the definition of selling expenses. The amendments in this update should be applied prospectively to financial statements issued for reporting periods, and retrospectively to any prior periods presented in the financials. Although early adoption is permitted, the new guidance becomes effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows.

Note 3 – Business Combination

On October 31, 2023, AME-HK completed its acquisition of a 40% equity interest in Z-Tech for $7 million in cash from Beijing Lianzhong Co., Ltd, an entity owned by Ourgame International Holdings Limited, the holder of approximately 32% of AGAE’s outstanding common stock as of the acquisition date. Founded in Beijing in April 2022, Z-Tech is a mobile games developer and operator, specializing in the innovation, research, development and operation of premium card and Mahjong casual games. The acquisition of Z-Tech will allow the Company to expand its operations into one of the most revenue generating segments of the global games industry.

The acquisition was considered a business acquisition as it was determined that Z-Tech would be consolidated under the VOE model.

The business combination was recorded using the acquisition method of accounting and the initial purchase price allocation was based on our assessment of the fair value of the purchase consideration and the fair value of Z-Tech’ s tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The fair value of the non-controlling interest was determined using the discounted cash-flow method.

The following table summarizes the fair value of the assets acquired and the liabilities assumed using the exchange rate at the acquisition date of 0.13689:

Cash consideration	$7,000,000
Non-controlling interest	10,500,000
Fair value of business	$17,500,000

Assets acquired:
Cash and cash equivalents	$568,107
Accounts receivable	301,802
Property and equipment, net	23,530
Prepaid expenses and other current assets	31,429
Operating lease right-of-use asset	261,001
Deposits, non-current portion	11,613
Goodwill	12,386,126
Intangible assets, net	5,573,599 [1]
Total assets acquired	19,157,207

Liabilities assumed:
Accounts payable	(302,461)
Deferred tax liability	(1,096,160)
Operating lease liability, current portion	(68,638)
Operating lease liability, non-current portion	(189,948)
Total liabilities assumed	(1,657,207)

Net assets acquired	$17,500,000

[	1]	Intangible assets include $154,088 of mobile games licenses and $5,419,511 of customer relationships.

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

	For the Year Ended December 31, 2023
	As	Pro-forma
	Reported (b)	Adjustments(a)	Pro-forma

Revenues	$7,655,039	$16,321,426	$23,976,465

Net income (loss)	$(3,595,361)	$310,712	$(3,284,649)

Basic and diluted loss per common share	$(0.10)		$(0.09)

Weighted-average common shares outstanding	37,218,708		37,218,708

(a)	For the period from January 1 through October 31, 2023 (business combination date).

(b)	Includes $698,522 of revenue and $266,501 of net loss from Z-Tech for the period from November 1 through December 31, 2023.

Note 4 – Short-Term Investments

Short-term investments consist of the following:

	Certificates of Deposit	Fixed Rate Deposits	Equity Linked Notes	FX Linked Notes	Total Short-Term Investments
Balance as of January 1, 2024	$56,500,000	$-	$-	$-	$56,500,000
Purchases	4,800,000	15,000,000	24,315,925	35,496,641	79,612,566
Maturing	(55,000,000)	(10,000,000)	(24,396,701)	(35,836,865)	(125,233,566)
Early withdrawal	(2,500,000)	-	-	-	(2,500,000)
Foreign currency transaction adjustment	-	-	80,776	340,224	421,000
Balance as of December 31, 2024	$3,800,000	$5,000,000	$-	$-	$8,800,000

Short-term investments include certificates of deposit and fixed rate deposits with original maturities of greater than three months but less than or equal to twelve months when purchased. Interest income on certificates of deposit and fixed rate deposits amounted to $2,642,760 for the year ended December 31, 2024.

During the year ended December 31, 2024, the Company entered into six one-month FX linked notes, an investment product which provides for a fixed interest payment between 3% and 6% per annum on the notional amount with the ultimate return or loss linked to the change in the Japanese Yen/United States Dollar exchange rate. As of December 31, 2024, all FX linked notes had matured with no gain or loss recognized on the investment. Interest income on these notes for the year ended December 31, 2024 amounted to $123,515.

During the year ended December 31, 2024, the Company entered into five three-month equity linked notes which are investment products that provide for a coupon amount between 6% and 8% per annum and an ultimate return (or loss) tied to the performance of the underlying equities.  The notes are callable by the issuer at the end of each month at which time no further coupon amounts shall be payable.  As of December 31, 2024, all five equity linked notes had matured with no gain or loss recognized on the investment. Interest income on these notes for the year ended December 31, 2024 amounted to $316,125.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Marketable Securities

On October 15, 2024, the Company purchased $5,011,365 in certain publicly listed marketable securities through an open market transaction. The investment was initially recorded at cost and subsequently measured at fair value with the changes in fair value recorded in other income (expenses), net in the consolidated statements of operations. For the years ended December 31, 2024 and 2023, the Company recorded a decrease in fair value of $536,116 and $0, respectively.

The following is a roll forward of the Company’s marketable securities balance during the year ended December 31, 2024:

Balance as of January 1, 2024	$-
Payment for investment in marketable securities	5,011,365
Proceeds from sale of marketable securities	(781,025)
Unrealized loss on marketable securities	(536,116)
Foreign currency transaction adjustment	(211,013)
Balance as of December 31, 2024	$3,483,211

Note 6 – Deposits

On November 28, 2023, AEE entered into a joint venture agreement with Zhao Qian, a resident of the People’s republic of China, and All in Asia Culture and Tourism Development Company Limited (“All in Asia”) under which Skyline was formed and AEE received a 51% ownership interest. Skyline was established to diversify entertainment options for both locals and tourists throughout China through the hosting and organization of top artist events and concerts. AEE contributed $6,000,000 for its capital contribution in the 51% ownership of Skyline. Prior to December 31, 2023, Skyline made an advance payment of $3.7 million to All in Asia under a Project Cooperation Agreement (See Note 8 - Related Party Transactions) to secure venues, negotiate sponsorships and to determine and prepay the performers for future concert and events, which is included within Deposits, current portion on the accompanying consolidated balance sheet. Since the concert and show activities were not held and conducted as expected, All in Asia repaid the $3.7 million advance payment to Skyline in April 2025.

On December 23, 2024, the Company entered into a contract with the Natural Resources and Planning Bureau of Lingshui Li Autonomous County (“Assignor”) for the assignment of approximately 3.2 acres of land owned by The People’s Republic of China (“PRC”). Under the terms of the contract, the Company paid a deposit of 16,230,000 RMB, or approximately $2.2 million (USD) on that date, with the remaining balance of 11,270,000 RMB, or approximately $1.5 million (USD) paid on April 22, 2025, when the land was delivered with all necessary pipeline laid in place.

Security deposits for operating leases in the aggregate amount of $389,334 are included in deposits, non-current portion, on the accompanying consolidated balance sheet. See Note 14 – Commitments and Contingencies – Operating Leases for additional details related to the Company’s leases.

Note 7 – Property and Equipment, net

Property and equipment consist of the following:

	As of December 31,
	2024	2023
Office equipment	$48,260	$46,351
Computer equipment	1,352,638	1,267,340
Esports gaming truck	1,240,605	1,225,945
Furniture and fixtures	684,584	680,795
Production equipment	8,146,506	8,136,009
Leasehold improvements	4,677,734	4,711,996
	16,150,327	16,068,436
Less: accumulated depreciation and amortization	(13,150,245)	(12,234,243)
Property and equipment, net	$3,000,082	$3,834,193

During the years ended December 31, 2024 and 2023, depreciation and amortization expense amounted to $916,001 and $1,270,149, respectively. During the years ended December 31, 2024 and 2023, the Company did not record any impairment expense related to its property and equipment.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Related Party Transactions

On September 24, 2023, AME-HK advanced Beijing Lianzhong Co., Ltd, a related party (and a subsidiary of Ourgame International Holding Ltd. (“Ourgame”), AGAE’s largest investor), $3.5 million (the “Bridge Loan”) in connection with a certain Equity Interest Purchase Agreement dated August 16, 2023, under which AME-HK agreed to acquire a 40% equity interest in Z-Tech, a company engaged in the development and distribution of casual mobile games. The Bridge Loan was non-interest bearing and was repayable at the earlier of 90 days from the date of the advance or the closing of the Z-Tech acquisition. The acquisition closed on October 31, 2023, at which time the proceeds of the Bridge Loan were applied to the purchase price of the equity interests (See Note 3 – Business Combination).

During the years ended December 31, 2024 and 2023, Z-Tech paid royalty fees of $41,963 and $6,715, respectively, to Beijing Lianzhong Interactive Network Co., Ltd., an affiliate of Ourgame, under an intellectual property license agreement.

In December 2023, Skyline entered into a Project Cooperation Agreement with All in Asia, a 19% owner of Skyline, to secure venues, negotiate sponsorships, and to determine and prepay the performers for future concerts. Ourgame holds a 20% equity interest in All in Asia. The advanced payment of $3.7 million is included within Deposits, current portion on the accompanying consolidated balance sheet (See Note 6 – Deposits).

Note 9 – Goodwill and Intangible Assets

Goodwill

The following table sets forth changes in our goodwill for the years ended December 31, 2024 and 2023:

Balance, January 1, 2023	$-
Goodwill arising from acquisition of Z-Tech	12,386,126
Foreign currency translation adjustment	342,930
Balance, January 1, 2024	12,729,056
Impairment expense	(9,567,000)
Foreign currency translation adjustment	(365,677)
Balance, December 31, 2024	$2,796,379

Management reviewed the goodwill for impairment in accordance with its accounting policies. As a result of the Company’s analysis, during the year ended December 31, 2024, the Company determined that the fair value of a reporting unit was less than its carrying amount, resulting in the recognition of a goodwill impairment charge of $9.57 million. The reduction in fair value was primarily attributable to a decline in revenues from prior year. There was no impairment charge for the year ended December 31, 2023. It is reasonably possible that a decline in market or economic conditions, or changes in the estimates or underlying assumptions used in the determination of the reporting unit’s fair value as of December 31, 2024, could lead to a additional impairment of goodwill in the near term.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Intangible Assets

Intangible assets consist of the following:

	As of December 31, 2024
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Foreign Currency Translation Adjustment	Carrying Value

Trademarks	$41,145	$(22,809)	$-	$-	$18,336
Software licenses	565,000	(207,174)	(357,826)	-	-
Software development costs	202,870	(6,770)	-	-	196,100
Mobile games licenses	158,768	(36,417)	-	(4,561)	117,790
Customer relationships	5,584,127	(640,267)	-	(160,400)	4,783,460
Total intangible assets	$6,551,910	$(913,437)	$(357,826)	$(164,961)	$5,115,686

	As of December 31, 2023
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Foreign Currency Translation Adjustment	Carrying Value

Trademarks	$41,145	$(18,418)	$-	$-	$22,727
Software licenses	565,000	(94,170)	-	-	470,830
Software development costs	149,850	-	-	-	149,850
Mobile games licenses	154,088	(64,242)	-	4,680	94,526
Customer relationships	5,419,511	(67,328)	-	164,615	5,516,798
Total intangible assets	$6,329,594	$(244,158)	$-	$169,295	$6,254,731

Intangible assets consist of the Allied Esports trademarks, which are being amortized over a useful life of 10 years, AGAE software licenses and software development costs, which are being amortized over a useful life of 5 years, and AME mobile games licenses and customer relationships, which are being amortized over a useful life of 5-10 years. The initial term of the software license agreement expires on February 27, 2028, but can be renewed by the Company for an additional 5-year term under identical terms and conditions. At December 31 2024, the carrying value of the software license was fully impaired based on a reduction of management’s estimate of the undiscounted future cash flows to be generated by this asset, resulting from a delay in the implementation of a marketing plan to promote the games associated with this license. The mobile game license agreement, as amended on April 7, 2025 expires on July 31, 2028. Software development costs (See Note 14 – Commitments and Contingencies – System Development Agreement for details) were placed into service on November 1, 2024. During the years ended December 31, 2024 and 2023, amortization expense amounted to $669,280 and $229,831, respectively. The weighted average remaining amortization period at December 31, 2024 was 8.6 years.

Estimated future amortization is as follows:

Years Ended December 31,	Amount
2025	$617,219
2026	617,219
2027	617,219
2028	610,967
2029	575,726
Thereafter	2,077,336
$5,115,686

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable

On February 21, 2024, Skyline loaned an unrelated third-party vendor $1.34 million under a one-year loan contract (“Loan 1”). The loan was unsecured and bore interest at 5% per annum, payable at maturity. The loan, along with accrued interest thereon of $23,058, was repaid on June 27, 2024.

On July 2, 2024, AME-HK loaned an unrelated third party 1.324 billion JPY, or approximately $8.2 million (USD) under a six-month loan contract (“Loan 2”). The loan is fully guaranteed by certain assets of an individual (“the Guarantor”) and bears interest at 5% per annum, payable at maturity. On February 25, 2025, the loan was amended to extend the maturity date to June 30, 2025. In connection with the amendment, all accrued interest through March 31, 2025 was paid by the borrower. In addition, the collateral for this loan was increased to include a guarantee by a company (“Additional Guarantor”) wholly owned by the Guarantor.

On August 14, 2024, AME-HK loaned an unrelated third party 736.9 million JPY, or $5.0 million (USD) under a six-month loan contract (“Loan 3”). The loan is fully guaranteed by the Guarantor’s assets and bears interest at 7.5% per annum, payable at maturity. On February 25, 2025, the loan was amended to extend the maturity date to December 31, 2025. In connection with the amendment, all accrued interest through the original maturity date was paid by the borrower.

On October 10, 2024, AME-HK entered into a USD $5.1 million (USD) facility loan agreement with an unrelated third party. The loan bears interest at 8% per annum, payable at maturity. Each drawdown under the facility is repayable 180 days from the date of disbursement, and interest is calculated separately for each drawdown. As of December 31, 2024, a total of $4.5 million (USD) (“Loan 4a”) had been disbursed under the facility. An additional $0.6 million (USD) (“Loan 4b”) was disbursed under the facility by March 10, 2025.

On March 27 and March 28, 2025, two additional loans of 38 million JPY ($250K USD) and 30.5 million JPY ($200K USD), respectively, were issued to the borrower (“Loan 5”). Both loans mature on September 30, 2025. The loans are fully guaranteed by the Guarantor’s assets and bear interest at 8% per annum, payable at maturity.

On April 15, 2025, AME-HK and the borrower entered into a supplementary agreement to the loan contract under which a) AME-HK issued a new loan of $9.5 million (USD) (“Loan 6”) of which approximately $4.7 million was used by the borrower to repay the $4.5 million loan (“Loan 4a”) dated October 10 and 14, 2024 and to pay all accrued interest through April 15, 2025, totaling $184K, the remaining $4.8 million was fully disbursed to the borrower by April 30, 2025, and b) the maturity date of all loans were extended to September 30, 2025.

On April 15, 2025, AME-HK and the Additional Guarantor entered into a mortgage agreement, pursuant to which the Additional Guarantor pledged an equity interest it holds as collateral for Loan 2, Loan 3, Loan 4b, Loan 5 and Loan 6. The fair value of the equity interest as of December 31, 2024 was well in excess of the principal balance of all outstanding loans.

The following is a roll forward of the Company’s loans receivable balance during the year ended December 31, 2024:

Balance as of January 1, 2024	$-
Loans issued	19,062,401
Loan repayments	(1,340,000)
Foreign currency transaction adjustment	(92,486)
Balance as of December 31, 2024	$17,629,915

For the year ended December 31, 2024, the Company recorded interest income of $448,094 on these loans. As of December 31, 2024, the Company believes all loans receivable balances are collectible.

Note 11 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2024	2023
Compensation expense	$269,064	$655,458
Event costs	34,722	5,534
Legal and professional fees	641,336	32,150
Warrant liabilities	-	100
Other accrued expenses	206,285	70,270
Accrued expenses and other current liabilities	$1,151,407	$763,512

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Loans Payable

On December 13, 2023, AME-HK borrowed 1.3 billion Yen or approximately $9.0 million (USD) under a $10 million credit facility provided by Morgan Stanley Bank Asia Limited (the “Bank”) in connection with the Company’s $40 million investment in money market funds with the Bank. The credit facility includes term loans, bank overdrafts, margin loans and certain other borrowings. The 12-month term loan is non-interest bearing. The original $9.0 million borrowed under the credit facility was repaid on December 13, 2024.

On March 8, 2024, the credit facility was increased to $20 million under which, on March 15, 2024, AME-HK borrowed an additional 948.2 million JPY or approximately $6.4 million (USD). This 12-month term loan bears interest at a fixed rate of 0.3% per annum, payable at maturity on March 17, 2025. On January 31, 2025, this loan was refinanced with a new 12-month loan bearing interest at 0.91% per annum.

On May 14, 2024, AME-HK borrowed an additional 837.4 million JPY, or approximately $5.4 million (USD). This 12-month term loan bears interest at a fixed rate of 0.65% per annum, payable at maturity on May 14, 2025. On March 28, 2025, this loan was refinanced with the proceeds of a 1.63 billion JPY or $10.8 million (USD) loan. This 12-month loan bears interest at 0.93% per annum, payable at maturity.

On June 28, 2024, the credit facility was increased to $35 million under which, on June 28, 2024, AME-HK borrowed an additional 1.6 billion JPY or approximately $9.9 million (USD). This 12-month term loan bears interest at a fixed rate of 0.45% per annum, payable at maturity on June 30, 2025.

On July 23, 2024, AME-HK borrowed an additional 677.7 million JPY or approximately $4.3 million (USD). This 12-month term loan bears interest at a fixed rate of 0.45% per annum, payable at maturity on July 23, 2025.

The proceeds of these low and non-interest-bearing loans were used to acquire the equity and FX linked notes discussed in Note 4 – Short Term Investments, marketable securities discuss in Note 5 – Marketable Securities, and the loans discussed in Note 11 – Loans Receivable.

The following is a roll forward of the Company’s loans payable balance during the year ended December 31, 2024:

Balance as of January 1, 2024	$9,230,168
Additional borrowings under credit facility	26,038,919
Repayment of borrowings	(8,461,338)
Foreign currency transaction adjustment	(1,050,992)
Balance as of December 31, 2024	$25,756,757

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $68,341 and $0, respectively, on these loans.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Income Taxes

The Company and its subsidiaries file income tax returns in the United States (federal, California, New Jersey and New York), China, and Germany.

The U.S. and foreign components of loss before income taxes were as follows:

	For the Years Ended
	December 31,
	2024	2023
United States	$(14,233,270)	$(3,543,090)
Foreign	(8,768,164)	(52,271)
Loss before income taxes	$(23,001,434)	$(3,595,361)

The income tax provision (benefit) for the years ended December 31, 2024 and 2023 consists of the following:

	For the Years Ended
	December 31,
	2024	2023
Federal
Current	$-	$-
Deferred	(2,232,964)	(1,302,543)
State and local:
Current	-	-
Deferred	-	2,621,361
Foreign
Current	-	-
Deferred	(592,060)	716,439
	(2,825,024)	2,035,257
Change in valuation allowance	2,399,607	(2,035,257)
Income tax provision (benefit)	$(425,417)	$-

The reconciliation of the expected tax expense (benefit) based on the U.S. federal statutory rates for 2024 and 2023, respectively, with the actual expense is as follows:

	For the Years Ended
	December 31,
	2024	2023
U.S. Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Permanent differences	(6.5)%	(0.2)%
Untaxed foreign jurisdictions	0.0%	0.0%
Foreign rate differential	(1.4)%	(0.7)%
Change in deferred taxes	(0.4)%	(76.2)%
Rate change impact	0.0%	0.0%
Change in valuation allowance	(11.3)%	56.6%
Other	0.0%	(0.5)%
Total	1.4%	0.0%

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	As of
	December 31,
	2024	2023
Deferred Tax Assets:
Net operating loss carryforwards	$18,595,928	$16,060,226
Capital loss carryforward	2,933,681	-
Investment	-	2,690,777
Stock-based compensation	714,899	712,956
Capitalized start-up costs	-	-
Property and equipment	1,704,122	1,662,594
Accruals and other	401,816	567,119
Gross deferred tax assets	24,350,446	21,693,672
Valuation Allowance	(23,796,039)	(21,396,432)
Deferred tax assets, net of valuation allowance	554,407	297,240
Deferred Tax Liabilities:
Property and equipment	-	-
Other DTL	(1,225,150)	(1,393,400)
Deferred Tax Liabilities	(1,225,150)	(1,393,400)
Deferred tax assets (liabilities), net	$(670,743)	$(1,096,160)

As of December 31, 2024, the Company had $85,699,799, $4,438,469 and $2,772,813 of federal, state and foreign net operating loss (“NOL”) carryforwards available to offset against future taxable income. The federal NOL may be carried forward indefinitely. For state tax purposes, these NOLs will begin to expire in 2038. The foreign NOLs related to Z-Tech will begin to expire in 2028. The federal and state NOL carryovers are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code when there is a greater than 50% ownership change, as determined under the regulations. The Company is not aware that any annual limitations have been triggered. The Company remains subject to the possibility that a future greater than 50% ownership change could trigger annual limitations on the usage of NOLs. For federal income tax purposes, the Company’s future utilization of its NOLs may be limited to 80% of taxable income as provided under Tax Cuts and Jobs Act of 2017.

The Company assesses the likelihood that deferred tax assets will be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its federal and state deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2024 and 2023. For the foreign deferred tax assets, management believes the scheduled reversal of deferred tax liabilities will allow them to be a source of taxable income to realize the foreign deferred tax assets, as such no valuation allowance is established against the foreign deferred tax assets for Zhihe Tech.

The Company is subject to taxation in the U.S. and various state jurisdictions. In general, the Company’s tax returns remain subject to examination by various taxing authorities beginning with the tax year ended December 31, 2020. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities. No tax audits were commenced or were in process during the years ended December 31, 2024 and 2023.

The Company reviews its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. The Company recognizes liabilities for uncertain tax positions based on a two-step process. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the consolidated financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company has not recognized any liability related to uncertain tax provisions as of December 31, 2024 and 2023.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in interest expense. The Company had no accrual for interest or penalties at December 31, 2024 and December 31, 2023, respectively, and has not recognized interest and/or penalties during the years then ended as there are no material unrecognized tax benefits. Management does not anticipate any material changes to the amount of unrecognized tax benefits within the next 12 months.

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

Note 14 – Commitments and Contingencies

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

On August 28, 2024, the Court granted Knighted an attorney’s fee award of $3.0 million which was paid on September 11, 2024. On October 4, 2024 and October 30, 2024, the Company received reimbursements of $0.6 million and $3.1 million, respectively, from its directors’ and officers’ insurance carrier representing the attorney fee award and its defense costs in excess of the policy’s retention amount.

On November 12,2024, Knighted filed a complaint in the Court against the Company, the members of the Board of Directors, and certain additional defendants (the “Second Knighted Action”). Knighted filed the Second Knighted Action alleging breach of fiduciary duty in connection with approving the recent strategic investment with Yellow River Capital group (“Yellow River”) and the Securities Purchase Agreement with Blue Planet New Energy Technology Ltd, an affiliate of Yellow River. The Second Knighted Action seeks both injunctive relief and money damages. The Company believes the claims in the Second Knighted Action lack merit and intends to defend against them vigorously.

On April 25, 2025, the Board of Directors approved resolutions addressing issues raised by the Second Knighted Action. On that date, the Company and the director defendants filed a motion to dismiss the complaint as moot, or in the alternative stay the action pending the outcome of the Company’s 2024/2025 combined annual meeting. On April 29, 2025, the Court granted the motion with modifications, continued the trial without rescheduling any date, and staying the case pending the outcome of the combined annual meeting.

Since the Company is unable to reasonably estimate the amount of the loss, or range of loss, related to the Second Knighted Action, no accrual for this contingency has been included in the accompanying consolidated financial statements.

Timothy G. Schuebel

On September 25, 2024, Timothy G. Schuebel, an AGAE stockholder, filed a complaint captioned Timothy G. Schubel v. Allied Gaming & Entertainment, Inc. et al., C.A. No. 2024-0996-JTL, seeking to represent a class of AGAE stockholders and alleging that the Shareholder Rights Plan of the Company, dated February 9, 2024 (the “Rights Plan”), contained provision(s) that were contrary to Delaware law. The Company’s board of directors is evaluating the claims related to the Rights Plan, and the Company and its board of directors’ legal rights. On May 30, 2025, the Board approved an amendment to certain provisions in Shareholder Rights Plan governing liabilities and fiduciary duties of directors under applicable Delaware law. The matter is presently pending.

Since the Company is unable to reasonably estimate the amount of the loss, or range of loss, related to the Timothy G. Schuebel Action, no accrual for this contingency has been included in the accompanying consolidated financial statements.

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

The Company leases office space in Beijing, China under a non-cancelable operating lease dated April 1, 2023 that expires on June 30, 2027. The lease provides for a monthly base rent of 50,000 RMB or approximately $6,900, payable quarterly. Effective April 1, 2024, the Beijing lease was amended to provide for a monthly base rent of 63,000 RMB or approximately $8,800 payable quarterly. There were no additional changes to the lease agreement. The increase in monthly base rent increased the right-of-use asset and lease liability by $85,095.

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

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s aggregate rent expense incurred during the years ended December 31, 2024 and 2023 amounted to $1,813,603 and $1,669,554, respectively, of which $1,398,420 and $1,334,805, respectively, is included within in-person costs and $415,183 and $334,749, respectively, is included in general and administrative expenses on the accompanying consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For Years Ended
	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$1,522,993	$1,267,143

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$85,095	$289,886

Weighted Average Remaining Lease Term (Years)
Operating leases	3.35	4.35

Weighted Average Discount Rate
Operating leases	5.04%	5.05%

A summary of the Company’s remaining operating lease liabilities is as follows:

For the Years Ending December 31,	Amount
2025	$1,872,225
2026	1,848,764
2027	1,735,892
2028	712,500
Total lease payments	6,169,381
Less: amount representing imputed interest	(569,433)
Present value of lease liability	5,599,948
Less: current portion	(1,591,475)
Lease liability, non-current portion	$4,008,473

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

On September 16, 2024, the Company and Brookfield entered into a Settlement Agreement and Release (the “Settlement Agreement”) to resolve and terminate all obligations under the Brookfield Agreement. Pursuant to the Settlement Agreement, the entire Purchase Price was released from escrow of which $3,000,000 was paid to Brookfield and $2,000,000 was paid to the Company. The parties further agreed to release and discharge each other from any and all present and future obligations under the Brookfield Agreement. The $3,000,000 payment to Brookfield was included in other income (expense) on the consolidated statements of operations.

System Development Agreement

On October 31, 2022, the Company entered into a system development agreement to develop an Allied Gaming membership management system and event organizer system. Pursuant to the terms of the agreement, the Company has committed to spend an aggregate amount of $199,800 in four equal payments of $49,950. The Company has made $199,800 in aggregate payments which were capitalized and included within intangible assets on the accompanying balance sheet as of December 31, 2024. The system was placed into service on November 1, 2024. See Note 2 – Significant Accounting Policies – Internal Use Software Development Costs and Note 9 – Intangible Assets for additional details.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Board of Directors

In March 2023, the Board of Directors approved a new director compensation arrangement for non-employee directors that became effective immediately following the adjournment of the Annual Meeting. Under this new compensation arrangement, non-employee directors will receive the following fees: (i) annual cash fee of $20,000 for services on the Board as a director and (ii) an additional annual cash fee of $10,000 for services on one or more committees of the Board if such director serves as a chair of any committee. Accordingly, the maximum amount of cash fees that can be earned by each director is $30,000 regardless of the number of committees on which such director serves. The Company has the option to pay such amounts in cash or stock from the Company’s incentive plan (valued at the closing price of AGAE common stock on the trading day immediately prior to the scheduled payment date), with the current fees payable in cash. The fees are payable monthly by the Company.

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

Land Deposit

In connection with a contract entered into with the Assignor on December 23, 2024, the Company owes approximately $1.5 million upon the delivery of land on or before April 18, 2025. In addition, the Company is required to invest no less than RMB 58,890,000, approximately $8.1 million (USD) in the development of the land. See Note 6 – Deposits for further discussion.

Note 15 – Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to 100,000,000 and 1,000,000 shares of common stock and preferred stock, respectively.

Equity Incentive Plan

On December 30, 2021, the stockholders approved an amendment to the 2019 Equity Incentive Plan (the “Plan”) to increase the number of shares of common stock authorized under the Plan from 3,463,305 shares to 3,763,305 shares. As of December 31, 2024 there were 250,616 shares available under the plan.

Rights Agreement

On February 9, 2024, the Company entered into a rights agreement with Continental Stock Transfer & Trust, as rights agent (the “Rights Agreement”) pursuant to which the Board declared a dividend of one preferred share purchase right (the “Right” or collectively the “Rights”) for each outstanding share of the Company’s common stock (each, a “Common Share” and, collectively, the “Common Shares”). The Rights were distributed to the stockholders of record at the start of business on that date (the “Record Date”). Each Right provides the registered holder, under certain circumstances and if the Rights become exercisable, the right to purchase from the Company one one-thousandth of a share of a newly designated Series A Junior Participating Preferred Stock (the “Series A Preferred Shares”) at an exercise price of $7.00 per one one-thousandth of a Series A Preferred Share. The Common Shares become exercisable following the earlier of (i) the tenth business day after public notice of a person who is or becomes the beneficial owner of ten percent or more of the common stock outstanding (“Acquiring Person”) that an Acquiring Person has become such or (ii) the tenth business day after the date that a tender or exchange offer by any person is first published or sent within the meaning of Rule 14d-2(a) of the applicable rules and regulations promulgated under the Exchange Act, the consummation of which would result in any person becoming an Acquiring Persson (the earlier of these dates is called the “Distribution Date”).

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On that date, the Board also authorized the issuance of one Right with respect to each additional Common Share that becomes outstanding after the Record Date, but before the Distribution Date and, in certain limited circumstances, after the Distribution Date.

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

Securities Purchase Agreement

On October 18, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Blue Planet New Energy Technology Limited (“Blue Planet”), pursuant to which the Company agreed to sell and issue, and Blue Planet agreed to purchase, (i) 6,000,000 shares of common stock of the Company at a purchase price of $1.10 per share for a total purchase price of $6,600,000 and (ii) a corresponding warrant (the “Warrant”) to purchase up to 6,000,000 shares of common stock, with an exercise price of $1.80 per share, which represents a 50% premium to the closing sales price of the common stock on October 17, 2024 (the “Warrant Shares” and together with the Purchased Shares and the Warrant, the “Registrable Securities”) (such transaction, the “Transaction”). The Warrant expires five years from the date of issuance. The Company determined that the warrant should be equity-classified, primarily because it is indexed to the Company’s own stock and it met the requirements for equity classification. Accordingly, because both the common stock and the warrant are equity-classified, it wasn’t necessary to allocate the proceeds or the issuance costs to the respective securities. The Securities Purchase Agreement is subject to customary representations, warranties, covenants and conditions. In addition, Blue Planet is subject to a 6-month lock-up period commencing from the date of closing. Total issuance costs were $247,732 including $198,000 in advisory fees and $49,732 in legal fees.

The Securities Purchase Agreement does not contain any voting commitment, and Blue Planet may vote its shares of common stock in its discretion for any matter requiring a vote of the Company’s stockholders. The Warrant may not be exercised if Blue Planet, together with its affiliates, would beneficially own more than 19.99% of the number of shares of the common stock outstanding immediately after giving effect to such exercise, unless the Company obtains shareholder approval pursuant to applicable NASDAQ rules. Finally, the Company agreed to register the resale of Registrable Securities pursuant to a registration statement to be filed under the Securities Act of 1933, as amended.

On April 25, 2025, the Company and Blue Planet entered into a termination agreement pursuant to which each party agreed to terminate the Securities Purchase Agreement. Pursuant to the termination agreement, the Company agreed to refund the $6,600,000 and in exchange Blue Planet will transfer back to the Company all of the shares of common stock and warrants to purchase shares of common stock.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Preferred Stock

In connection with the Rights Agreement (see Rights Agreement above) on February 9, 2024, the Board of Directors designated 50,000 shares of Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), as “Series A Junior Participating Preferred Stock” (the “Series A Preferred Stock”).

The holders of shares of Series A Preferred Stock shall be entitled to receive, when and if, declared by the Board of Directors quarterly dividends payable on the last day of March, June, September, and December in each year (“Quarterly Dividend Payment Date”), in an amount per share equal to 1,000 times the aggregate per share amount of all cash dividends, and 1,000 times the aggregate per share amount of all non-cash dividends or other distributions, other than a dividend payable in shares of common stock. In the event the Company declares or pays any dividend in shares of common stock, or effect a subdivision or combination or consolidation of the outstanding shares of common stock into a greater or lesser number of shares of common stock, then in each such case the amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event shall be adjusted.

Each share of Series A Preferred Stock shall entitle the holder to 1,000 votes on all matters submitted to a vote of the stockholders of the Corporation. The Series A Preferred Stock shall rank, with respect to dividends and upon liquidation, dissolution and winding up, junior to all other series of Preferred Stock.

Treasury Stock

On November 21, 2022, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of its outstanding shares of common stock. For the years ended December 31, 2024 and 2023, the Company repurchased 514 and 1,698,038 shares, respectively, at a cost of $422 and $2,083,091, respectively. As of December 31, 2024, approximately $7.3 million remains available to repurchase common stock under this program.

Stock Options

A summary of the option activity during the year ended December 31, 2024 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2024	1,490,000	$3.55
Granted	-	-
Exercised	-	-
Expired	(220,000)	3.66
Outstanding, December 31, 2024	1,270,000	$3.53	5.50	$-

Exercisable, December 31, 2024	1,175,000	$3.64	5.41	$-

Options outstanding and exercisable as of December 31, 2024 are as follows:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Options	In Years	Options
$2.11	40,000	5.50	40,000
$2.17	120,000	5.60	120,000
$2.21	300,000	6.64	225,000
$2.48	120,000	6.34	100,000
$4.09	460,000	4.89	460,000
$5.66	230,000	4.72	230,000
	1,270,000	5.41	1,175,000

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

There were no new options granted during the years ended December 31, 2024 and 2023.

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

For the years ended December 31, 2024 and 2023, the Company recorded $54,493 and $150,518, respectively, of stock-based compensation expense related to stock options. As of December 31, 2024, there was $23,506 of unrecognized stock-based compensation expense related to the stock options that will be recognized over the weighted average remaining vesting period of 0.72 years.

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

For the years ended December 31, 2024 and 2023, the Company recorded $1,044,784 and $0, respectively, of stock-based compensation expense related to restricted stock. As of December 31, 2024, there was $473,216 of unrecognized stock-based compensation expense related to the restricted stock that will be recognized over the weighted average remaining vesting period of 0.6 years.

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

On October 18, 2024, in connection with the Purchase Agreement with Blue Planet, the Company issued warrants to purchase 6,000,000 shares of Common Stock, with an exercise price of $1.80 per share. The warrants expire five years from the date of issuance. See Securities Purchase Agreement above.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A summary of the warrant activity for the year ended December 31, 2024 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2024	20,091,549	$10.97
Issued	6,000,000	1.80
Forfeited	(18,637,003)	11.50
Outstanding, December 31, 2024	7,454,546	$2.25	3.9	$-

Exercisable, December 31, 2024	7,454,546	$2.25	3.9	$-

The following table presents information related to stock warrants as of December 31, 2024:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Exercisable Into	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$4.13	Common Stock	1,454,546	0.4	1,454,546
$1.80	Common Stock	6,000,000	4.8	6,000,000
		7,454,546		7,454,546

See Securities Purchase Agreement above for 2025 cancellation of a substantial portion of the outstanding warrants.

Note 16 – Segment Data

Each of the Company’s business segments offer different, but synergistic products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision makers (“CODM”) are our Chief Executive Officer and our President and Chairman of the Board. The CODMs assess performance for the segments and decide how to allocate resources based on segment profit or loss. The Company does not have any intra-entity sales or transfers. Further, unallocated corporate assets not directly attributable to any one of the business segments and unallocated corporate operating losses resulting from general corporate overhead expenses not directly attributable to any one of the business segments are reported separate from the Company’s identified segments and included under Corporate in the tables presented below.

The Company’s business consists of three reportable business segments:

■	E-sports, provided through Allied Esports, including video game events and tournaments.

■	Casual mobile gaming, provided through Z-Tech.

■	Live concert promotion and events organizing, provided through Skyline.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s significant segment expenses for the years ended December 31, 2024 and 2023 are as follows:

	For the Year Ended December 31, 2024					For the Year Ended December 31, 2023
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total
Revenue
In-person	$4,669,644	$-	$-	$-	$4,669,644	$4,955,931	$-	$-	$-	$4,955,931
Multiplatform content	336	-	-	-	336	2,000,586	-	-	-	2,000,586
Casual mobile gaming	-	4,409,192	-	-	4,409,192	-	698,522	-	-	698,522
Total Revenue	4,669,980	4,409,192	-	-	9,079,172	6,956,517	698,522	-	-	7,655,039

Less
In-person (excludes depreciation)	2,496,618	-	-	-	2,496,618	2,684,287	-	-	-	2,684,287
Multiplatform content (excludes depreciation)	-	-	-	-	-	1,517,707	-	-	-	1,517,707
Casual mobile gaming (excludes depreciation)	-	3,875,992	-	-	3,875,992	-	593,894	-	-	593,894
Professional fees	312,673	175,184	202,427	5,871,617	6,561,901	414,376	87,531	-	2,361,115	2,863,022
Salaries and benefits	2,386,885	735,522	27,649	1,347,789	4,497,845	1,778,465	1,226	-	582,162	2,361,853
Selling and marketing expense	22,959	-	4,500	259,780	287,239	18,994	-	-	207,751	226,745
Other expenses [1]	986,999	50,059	74,475	752,742	1,864,275	1,269,672	11,557	-	912,532	2,193,761
Depreciation and amortization	910,605	553,601	-	121,329	1,585,535	1,270,851	132,830	-	96,299	1,499,980
Stock based compensation	21,063	-	-	1,078,214	1,099,277	83,770	-	-	66,748	150,518
Impairment of software license	-	-	-	357,826	357,826	-	-	-	-	-
Impairment of goodwill	-	9,567,000	-	-	9,567,000	-	-	-	-	-
Research and development expense	-	191,310	-	-	191,310	-	162,888	-	-	162,888
Total Expense	7,137,802	15,148,668	309,051	9,789,297	32,384,818	9,038,122	989,926	-	4,226,607	14,254,655

Segment loss	(2,467,822)	(10,739,476)	(309,051)	(9,789,297)	(23,305,646)	(2,081,605)	(291,404)	-	(4,226,607)	(6,599,616)

Reconciliation of (profit) or loss
All other items (2)	-	240,190	-	(544,402)	(304,212)	-	-	-	(3,004,255)	(3,004,255)
Consolidated pre-tax net loss	$(2,467,822)	$(10,979,666)	$(309,051)	$(9,244,895)	$(23,001,434)	$(2,081,605)	$(291,404)	$-	$(1,222,352)	$(3,595,361)

[1]	Other expenses include insurance, utilities, repair and maintenance, office supplies, sales and marketing, travel and entertainment, rent, and property tax expenses.

[2]	Other segment items include a loss on escrow settlement, gains (losses) on investments in money market funds and marketable securities, foreign currency transactions, and other (income) expenses including interest.

The Company’s significant segment assets as of December 31, 2024 and 2023 are as follows:

	As of December 31, 2024					As of December 31, 2023
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total
Total assets for reportable segments:
Goodwill and intangible assets, net	$17,807	$7,697,633	$-	$196,625	$7,912,065	$18,843	$18,340,383	$-	$624,561	$18,983,787
Property and equipment, net	2,970,762	20,232	-	9,088	3,000,082	3,808,985	23,939	-	1,269	3,834,193
Other segment assets (1)	5,930,764	425,660	7,373,683	88,045,005	101,775,112	7,014,272	975,776	6,007,381	75,201,278	89,198,707
Total consolidated assets	$8,919,333	$8,143,525	$7,373,683	$88,250,718	$112,687,259	$10,842,100	$18,793,420	$6,007,381	$76,373,786	$112,016,687

[1]	Other segment assets include cash and cash equivalents, investments, receivables, prepaid expenses and other current assets, digital assets, right-of-use assets, and deposits.

Allied Gaming & Entertainment Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s disaggregated assets by geographic location are as follows:

	As of December 31,
	2024	2023
Total assets by geographic location:
United States	$25,191,733	$36,975,291
China	87,495,526	75,041,396
Total consolidated assets	$112,687,259	$112,016,687

The Company’s disaggregated revenues by geographic location are as follows:

	As of December 31,
	2024	2023
Total revenues by geographic location:
United States	$4,669,980	$6,956,517
China	4,409,192	698,522
Total consolidated revenues	$9,079,172	$7,655,039

Note 17 – Subsequent Events

Capital Contribution

On January 27, 2025, the Company made a $2.4 million capital contribution to Flywheel AB3 Investor LLC (“Flywheel AB3”), a member of a limited liability company engaged in the production and distribution of an animated film, Angry Birds Movie 3. Under the terms of the LLC agreement of Flywheel AB3, the Company will make an additional capital contribution of $600,000 on or before June 30, 2025.

In connection with this investment, the Company was granted a right of first negotiation with respect to arrangements to host any promotional events, distribute any advertising and marketing materials and conduct promotional activities for the film involving live video gaming in one or more e-sports facilities owned and operated by the Company, including but not limited to, its HyperX Esports Arena in Las Vegas, Nevada.

The Company will also have a meaningful role in the distribution of the film in the People’s Republic of China (Mainland China), the Republic of China (Taiwan), and the Special Administrative Regions of Hong Kong and Macau.