Form 10-Q
period 2025-03-31
Allied Gaming & Entertainment Inc.
filed 2025-07-07
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of July 3, 2025, 38,018,882 shares of common stock, par value $0.0001 per share, were outstanding.

ALLIED GAMING & ENTERTAINMENT INC.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$19,486,186	$59,242,802
Short-term investments (at fair value, except for $4.01 million and $8.8 million at March 31, 2025 and December 31, 2024, respectively)	49,203,800	8,800,000
Marketable securities	2,097,940	3,483,211
Interest receivable	868,449	709,539
Accounts receivable	274,875	708,804
Other receivables	2,577,427	-
Loans receivable	19,304,197	17,629,915
Deposits, current portion	3,700,000	3,700,000
Prepaid expenses and other current assets	496,560	471,361
Total Current Assets	98,009,434	94,745,632
Property and equipment, net	2,811,026	3,000,082
Digital assets	75,908	49,300
Intangible assets, net	4,991,930	5,115,686
Deposits, non-current portion	2,640,844	2,614,462
Operating lease right-of-use asset	4,068,807	4,365,718
Investment	2,451,300	-
Goodwill	2,812,157	2,796,379
Total Assets	$117,861,406	$112,687,259
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,718,056	$1,322,140
Accrued expenses and other current liabilities	1,781,970	1,151,407
Deferred revenue	79,545	656,382
Operating lease liability, current portion	1,615,386	1,591,475
Loans payable	34,511,082	25,756,757
Total Current Liabilities	40,706,039	30,478,161

Operating lease liability, non-current portion	3,595,600	4,008,472
Deferred tax liability	670,743	670,743
Total Liabilities	44,972,382	35,157,376
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, Series A Preferred stock, $0.0001 par value, 50,000 shares designated, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 46,299,180 and 46,385,798 shares issued at March 31, 2025 and December 31, 2024, and 44,018,862 and 44,105,500 shares outstanding at March 31, 2025 and December 31, 2024, respectively	4,630	4,639
Additional paid in capital	206,047,794	205,948,565
Accumulated deficit	(135,175,370)	(130,428,314)
Accumulated other comprehensive income	222,131	180,002
Treasury stock, at cost, 2,280,298 shares at March 31, 2025 and December 31, 2024, respectively	(2,694,075)	(2,694,075)
Total Allied Gaming & Entertainment Inc. Stockholders’ Equity	68,405,110	73,010,817
Non-controlling interest	4,483,914	4,519,065
Total Stockholders’ Equity	72,889,024	77,529,882
Total Liabilities and Stockholders’ Equity	$117,861,406	$112,687,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Revenues:
In-person	$1,656,755	$1,255,198
Multiplatform content	57	59
Casual mobile gaming	618,323	1,123,804
Total Revenues	2,275,135	2,379,061
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	860,554	635,963
Casual mobile gaming (exclusive of depreciation and amortization)	582,190	936,905
Research and development expenses	180,946	195,211
Selling and marketing expenses	39,987	53,688
General and administrative expenses	5,480,643	2,857,800
Depreciation and amortization	382,438	374,992
Total Costs and Expenses	7,526,758	5,054,559
Loss From Operations	(5,251,623)	(2,675,498)
Other (Expense) Income:
Other income (expense), net	24,302	(13,158)
Realized gain on investment in money market fund	366,521	-
Loss on investment in marketable securities	(275,276)	-
Loss on foreign currency transactions, net	(565,296)	-
Change in fair value of digital assets	(62,820)	-
Interest income, net	864,305	859,205
Total Other Income	351,736	846,047
Pre-Tax Loss	(4,899,887)	(1,829,451)
Income tax benefit	-	-
Net Loss	(4,899,887)	(1,829,451)
Less: net loss attributable to non-controlling interest	(63,403)	(130,341)
Net Loss Attributable to Common Stockholders	$(4,836,484)	$(1,699,110)

Net Loss per Common Share
Basic and Diluted	$(0.11)	$(0.04)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	43,508,722	38,857,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Net Loss	$(4,899,887)	$(1,829,451)
Other comprehensive income (loss):
Foreign currency translation adjustments	70,381	(334,329)
Total comprehensive loss	(4,829,506)	(2,163,780)
Less: Net loss attributable to non-controlling interest	(63,403)	(130,341)
Less: Other comprehensive income (loss) attributable to non-controlling interest	42,129	(200,644)
Comprehensive Loss Attributable to Common Stockholders	$(4,808,232)	$(1,832,795)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For The Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Allied Gaming & Entertainment Inc. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance - January 1, 2025	46,385,798	$4,639	2,280,298	$(2,694,075)	$205,948,565	$180,002	$(130,428,314)	$73,010,817	$4,519,065	$77,529,882
Stock-based compensation:
Restricted common stock	-	-	-	-	179,025	-	-	179,025	-	179,025
Stock options	-	-	-	-	9,411	-	-	9,411	-	9,411
Shares withheld for employee payroll tax	(86,618)	(9)	-	-	(89,207)	-	-	(89,216)	-	(89,216)
Cumulative effect adjustment upon adoption of ASU 2023-08	-	-	-	-	-	-	89,428	89,428	-	89,428
Net loss	-	-	-	-	-	-	(4,836,484)	(4,836,484)	(63,403)	(4,899,887)
Other comprehensive loss	-	-	-	-	-	42,129	-	42,129	28,252	70,381
Balance - March 31, 2025	46,299,180	$4,630	2,280,298	$(2,694,075)	$206,047,794	$222,131	$(135,175,370)	$68,405,110	$4,483,914	$72,889,024

	For The Three Months Ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Allied Gaming & Entertainment Inc. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity	Interest	Equity
Balance - January 1, 2024	39,085,470	$3,909	2,279,784	$(2,693,653)	$198,677,132	$-	$433,565	$(113,671,029)	$82,749,924	$10,658,117	$93,408,041
Stock-based compensation:
Restricted common stock	1,460,000	146	-	-	458,374	-	-	-	458,520	-	458,520
Stock options	-	-	-	-	13,080	-	-	-	13,080	-	13,080
Shares withheld for employee payroll tax	(80,373)	(8)	-	-	(84,176)	-	-	-	(84,184)	-	(84,184)
Issuance of common stock pursuant to a Share Purchase Agreement	7,330,000	733	-	-	6,596,267	(4,597,000)	-	-	2,000,000	-	2,000,000
Net loss	-	-	-	-	-	-	-	(1,699,110)	(1,699,110)	(130,341)	(1,829,451)
Other comprehensive loss	-	-	-	-	-	-	(133,685)	-	(133,685)	(200,644)	(334,329)
Balance - March 31, 2024	47,795,097	$4,780	2,279,784	$(2,693,653)	$205,660,677	$(4,597,000)	$299,880	$(115,370,139)	$83,304,545	$10,327,132	$93,631,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(4,899,887)	$(1,829,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	188,436	471,600
Non-cash operating lease expense	298,256	270,027
Loss on investment in marketable securities	275,276	-
Loss on transactions denominated in foreign currency	297,460	-
Change in fair value of digital assets	62,820	-
Depreciation and amortization	374,703	373,731
Changes in operating assets and liabilities:
Accounts receivable	434,291	55,440
Interest receivable	(158,904)	(527,353)
Prepaid expenses and other current assets	(25,118)	(52,239)
Accounts payable	1,394,999	(184,702)
Accrued expenses and other current liabilities	540,559	(361,443)
Operating lease liability	(390,141)	(362,834)
Deferred revenue	(576,837)	1,902
Total Adjustments	2,715,800	(315,871)
Net Cash Used In Operating Activities	(2,184,087)	(2,145,322)
Cash Flows From Investing Activities
Investment	(2,451,300)	-
Proceeds from maturing of short-term investments	23,800,000	6,500,000
Other receivables	(2,591,176)	-
Issuance of short-term loan	-	(1,340,149)
Purchases of short-term investments	(64,010,000)	(19,642,386)
Proceeds from sale of marketable securities	1,245,689	-
Loans receivable	(1,052,822)	-
Purchases of property and equipment	(32,257)	(10,639)
Net Cash Used in Investing Activities	(45,091,866)	(14,493,174)
Cash Flows From Financing Activities
Proceeds from issuance of common stock in share purchase agreement	-	2,000,000
Proceeds from short-term loans	19,196,216	5,626,654
Repayment of short-term loans	(11,690,305)	-
Net Cash Provided By Financing Activities	7,505,911	7,626,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Effect of Exchange Rate Changes on Cash	13,426	(7,776)
Net Decrease In Cash, Cash Equivalents, And Restricted Cash	(39,756,616)	(9,019,618)
Cash, cash equivalents, and restricted cash - Beginning of Period	59,242,802	21,320,583
Cash, cash equivalents, and restricted cash - End of Period	$19,486,186	$12,300,965

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$19,127,047	$7,300,965
Money market funds	359,139	-
Restricted cash	-	5,000,000
	$19,486,186	$12,300,965

Non-Cash Investing and Financing Activities:
Cumulative effect adjustment upon adoption of ASU 2023-08	$(89,428)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization and Nature of Operations

Allied Gaming & Entertainment Inc. (“AGAE” and together with its subsidiaries, the “Company”) operates a public esports and entertainment company through its wholly owned subsidiaries Allied Esports Media Inc., (“AEM”), Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”), Allied Mobile Entertainment Inc. (“AME”), Allied Mobile Entertainment (Hong Kong) Limited (“AME-HK”), Allied Experiential Entertainment Inc. (“AEE”), AGAE Investment Limited, formerly known as Skyline Music Entertainment (Hong Kong) Limited (“Skyline HK”), Beijing Lianhuan Technology Co., Ltd (“BLT”), Allied Commercial Development (Hainan) Co., Ltd (“ACD”), and Allied Esports GmbH (“AEG”). AEII produces a variety of esports and gaming-related content, including world class tournaments, live and virtual events, and original programming to continuously foster an engaged gaming community. ESALV operates HyperX Arena Las Vegas, the world’s most recognized esports facility. AME-HK is a wholly owned subsidiary of AME and owns a 40% interest in Beijing Lianzhong Zhihe Technology Co. (“ZTech”). ZTech and BLT are engaged in the development and distribution of mobile casual games in China. AEE owns a 51% interest in Skyline Music Entertainment Limited (“Skyline”), which is principally engaged in the organization of events, shows and concerts by top entertainment artists. ACD is in the early stages of the development of esports and other entertainment venues in Hainan, an island province in southern China. AEG is in the final stage of liquidation.

Note 2 – Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on June 9, 2025.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2025, and for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements have been derived from the Company’s accounting records and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on June 9, 2025.

Investments in Equity Linked, Bond Linked, and ETF Linked Notes

The Company has elected the fair value option for recording its equity linked, bond linked, and ETF linked notes (the “Notes”), pursuant to ASC 825-10, Financial Instruments (“ASC 825”), whereby the hybrid instrument is initially recorded in its entirety at fair value and changes in fair value are recorded in other income (expense) on the condensed consolidated statements of operations. The Company determines the appropriate classification of these investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s Notes are included in short-term investments on the Company’s balance sheet if the maturity date is less than one year from the balance sheet date.

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

The following table provides information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

As of March 31, 2025	Level 1	Level 2	Level 3	Total

Digital assets	$75,908	$-	$-	$75,908

Cash equivalent - money market funds	359,139	-	-	359,139

Marketable securities	2,097,940	-	-	2,097,940

Short-term investment - ETF linked notes	-	9,963,000	-	9,963,000

Short-term investment - bond linked notes	-	30,236,550	-	30,236,550

Short-term investment - equity linked notes	-	4,994,250	-	4,994,250

Total	$2,532,987	$45,193,800	$-	$47,726,787

As of December 31, 2024	Level 1	Level 2	Level 3	Total

Digital assets	$49,300	$-	$-	$49,300

Cash equivalent - money market funds	40,007,612	-	-	40,007,612

Marketable securities	3,483,211	-	-	3,483,211

Total	$43,540,123	$-	$-	$43,540,123

The carrying amounts of the Company’s financial instruments, such as cash equivalents, accounts receivable, short-term investments (excluding equity, ETF, and bond linked notes), other receivable, deposits - current portion, interest receivable, loans receivable, accounts payable, operating lease liabilities – current portion, accrued liabilities, and loans payable approximate fair value due to the short-term nature of these instruments.

ETF, bond, and equity linked notes are categorized within level 2 of the fair value hierarchy, as the fair value is based on the price of the underlying equity securities or foreign exchange rates. See Note 3 – Short-Term Investments for further details on short-term investments.

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

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(4,836,484)	$(1,699,110)

Denominator:
Weighted-average common shares outstanding	44,072,778	39,314,981
Less: weighted-average unvested restricted shares	(564,056)	(457,253)
Denominator for basic and diluted net loss per share	43,508,722	38,857,728

Basic and Diluted Net Loss per Common Share	$(0.11)	$(0.04)

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2025	2024
Unvested restricted common shares	355,000	-
Options	1,270,000	1,320,000
Warrants	7,454,546	20,091,549
Contingent consideration shares(1)	-	192,308
	9,079,546	21,603,857

(1)	Pursuant to an Amendment and Acknowledgement Agreement dated August 5, 2019, Holders who elected to convert their convertible debt into common stock were entitled to receive contingent consideration shares equal to the product of (i) 3,846,153 shares, multiplied by (ii) that holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after August 9, 2019, the last exchange-reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days. Through August 9, 2024 (five years from August 9, 2019) $5,000,000 of convertible debt had been converted into common stock of the Company. No Contingent Consideration Shares were issued in connection with the conversion since the requirements for issuance were not met.

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

The Company recognizes revenue primarily from the following sources:

In-person revenue

In-person revenue was comprised of the following for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Event revenue	$1,020,682	$573,655
Sponsorship revenue	458,547	460,737
Food and beverage revenue	77,311	70,708
Ticket and gaming revenue	88,335	129,771
Merchandising revenue	11,880	20,327
Total in-person revenue	$1,656,755	$1,255,198

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Multiplatform revenue

Distribution revenue amounted to $57 and $59 for the three months ended March 31, 2025 and 2024, respectively. The Company’s distribution revenue is generated primarily through the distribution of content to online channels. Any advertising revenue earned by online channels is shared with the Company. The Company recognizes online advertising revenue at the point in time when the advertisements are placed in the video content.

Casual mobile gaming revenue

Casual mobile gaming revenue amounted to $618,323 and $1,123,804 for the three months ended March 31, 2025 and 2024, respectively. Casual mobile gaming revenue is generated through contractual relationships with various advertising service providers for advertisements within the Company’s casual mobile games. Advertisements can be in the form of an impression, click-throughs, videos, or banners. The Company has determined the advertising service provider to be its customer and displaying the advertisements within its games is identified as the single performance obligation. Revenue from advertisements is recognized when the ad is displayed or clicked and the advertising service provider receives the benefits provided from this service. The price can be determined by the applicable evidence of the arrangement, which may include a master contract or a third-party statement of activity.

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

The Company’s casual games are played on various mobile third-party platforms for which such third parties collect monies from advertisers and remit the net proceeds after deducting payment processing fees, user acquisition cost, agent fees, and player incentive payments. The Company is primarily responsible for providing access to the games, has control over the content and functionality of games before they are accessed by players, and has the discretion to establish the pricing for the advertisements. Therefore, the Company concluded that it is the principal, and as a result, revenues are reported gross of payment processing fees and player incentive fees. Payment processing fees and player incentive fees are recorded as components of cost of revenue in the accompanying condensed consolidated statements of operations.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	For the Three Months Ended
	March 31,
	2025	2024

Revenues Recognized at a Point in Time:
Food and beverage revenue	$77,311	$70,708
Ticket and gaming revenue	88,335	129,771
Merchandising revenue	11,880	20,327
Casual mobile games	618,323	1,123,804
Distribution revenue	57	59
Total Revenues Recognized at a Point in Time	795,906	1,344,669

Revenues Recognized Over a Period of Time:
Event revenue	1,020,682	573,655
Sponsorship revenue	458,547	460,737
Total Revenues Recognized Over a Period of Time	1,479,229	1,034,392
Total Revenues	$2,275,135	$2,379,061

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of March 31, 2025 and December 31, 2024, the Company had contract liabilities of $79,545 and $656,382, respectively, which is included in deferred revenue on the condensed consolidated balance sheet.

Through March 31, 2025, $552,884 of performance obligations in connection with contract liabilities included within deferred revenue on the December 31, 2024 consolidated balance sheet have been satisfied. The Company expects to satisfy the remaining performance obligations of $38,498 related to its December 31, 2024 deferred revenue balance within the next twelve months. During the three months ended March 31, 2025 and 2024, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Effective February 22, 2023, the Company entered into a sponsorship agreement which expires on April 2, 2026. The total contract price for this sponsorship agreement is $5.8 million. As of March 31, 2025, the aggregate transaction price allocated to the unsatisfied performance obligations under this agreement is approximately $1.8 million. The Company expects to recognize this revenue as the performance obligations are satisfied over the remaining term of the contract.

Digital Assets

The Company has ownership of and control over the digital assets and the Company may use third-party custodial services to secure them. The Company accounted for digital assets held as the result of the receipt of Ether, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other through December 31, 2024. Following the adoption of ASU 2023-08 effective January 1, 2025, the Company measures digital assets at fair value with changes recognized in other (expense) income in the condensed consolidated statement of operations. Refer to Note 7 – Digital Assets for further information regarding the Company’s impact of the adoption of ASU 2023-08.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments, loans receivable, accounts receivable, other receivables, and deposits – current portion. The Company maintains cash deposits and short-term investments with major U.S. financial institutions that at various times may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2025, two customers represented 93% of the Company’s accounts receivable balance. Historically, the Company has not experienced any losses due to such concentration of credit risk.

During the three months ended March 31, 2025 and 2024, 27% and 47%, respectively, of the Company’s revenues were from customers located outside the United States.

During the three months ended March 31, 2025, the Company’s four largest customers accounted for 27%, 20%, 12% and 10% of the Company’s consolidated revenues. During the three months ended March 31, 2024, the Company’s two largest customers accounted for 47%, and 19% of the Company’s consolidated revenues.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (primarily United States Dollar, and Chinese Yuan). Since the acquisition of ZTech on October 31, 2023, Yuan-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.1378 and 0.1370 at March 31, 2025 and December 31, 2024, respectively) and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.1375 and 0.1396 for the three months ended March 31, 2025 and 2024, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income (loss).

The Company engages in foreign currency denominated transactions with customers, suppliers, investment, and financing, as well as between subsidiaries with different functional currencies. Losses of $565,296 and $0 arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency for the three months ended March 31, 2025 and 2024, respectively, are recognized in other (expense) income in the accompanying condensed consolidated statements of operations.

Segment Information

Reportable segments are components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company’s chief operating decision makers are the its Chief Executive Officer, President and Chairman of the Board. Separate discrete financial information for each of Allied Esports, ZTech and Skyline are reviewed separately by the chief operating decision makers who assess performance, make decisions about the allocation of operating and capital resources and evaluate pricing strategies. As such, the operations of Allied Esports (video game events and tournaments), ZTech (casual mobile games) and Skyline (live concert promotion) are reported as separate operating segments. See Note 13 – Segment Data.

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220 – 04). The ASU requires, among other items, additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the condensed consolidated statements of operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively . Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating the effect of adopting the ASU on its disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350 – 06). This update requires an entity to subsequently measure certain assets at fair value with changes recognized in net income each reporting period. This update also requires that an entity present crypto assets measured at fair value separately from other intangible assets in the condensed consolidated balance sheet and changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the condensed consolidated statement of operations. The Company adopted ASU 2023-08 on January 1, 2025 and recorded a cumulative-effect adjustment to the opening balance of retained earnings in the amount of $89,428.

Note 3 – Short-Term Investments

Short-term investments consist of the following:

	Certificates of Deposit	Fixed Rate Deposits	Equity Linked Notes	ETF Linked Notes	Bond Linked Notes	Total Short-term Investments
Balance as of January 1, 2025	$3,800,000	$5,000,000	$-	$-	$-	$8,800,000
Purchases	4,010,000	-	5,000,000	10,000,000	45,000,000	64,010,000
Maturing	(3,800,000)	(5,000,000)	-	-	(15,000,000)	(23,800,000)
Fair value adjustment	-	-	(5,750)	(37,000)	236,550	193,800
Balance as of March 31, 2025	$4,010,000	$-	$4,994,250	$9,963,000	$30,236,550	$49,203,800

Short-term investments include certificates of deposit and fixed rate deposits with original maturities of greater than three months but less than or equal to twelve months when purchased. Interest income on certificates of deposit and fixed rate deposits amounted to $59,616 and $586,444 for the three months ended March 31, 2025 and 2024, respectively.

On March 11, 2025, the Company entered into a three-month equity linked note which is an investment product that provides for a coupon amount of 6.28% per annum and an ultimate return (or loss) tied to the performance of the underlying equities.  The note is callable by the issuer at the end of each month at which time no further coupon amounts shall be payable. Interest income on this note for the three months ended March 31, 2025 amounted to $25,000.

On March 11, 2025, the Company entered into a three-month exchange-traded fund (“ETF”) linked note which is an investment product that provides for a coupon amount of 0.75% per month (9% on an annualized basis) and an ultimate return (or loss) tied to the performance of the underlying ETF. The note is callable at the end of each month at which time no further coupon amounts shall be payable. Interest income on this note for the three months ended March 31, 2025 amounted to $22,222.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the three months ended March 31, 2025, the Company entered into two three-month bond linked notes which are investment products that provide for a coupon amount between 6.28% and 8.56% per annum and an ultimate return (or loss) tied to the performance of the underlying bond. Interest income on these two notes for the three months ended March 31, 2025 amounted to $343,633.

Note 4 – Marketable Securities

On October 15, 2024, the Company purchased $5,011,365 in certain publicly listed marketable securities through an open market transaction. The investment was initially recorded at cost and subsequently measured at fair value with the changes in fair value recorded in other income (expenses), net in the condensed consolidated statements of operations. For the three months ended March 31, 2025 and 2024, the Company recorded a decrease in fair value of $275,276 and $0, respectively.

Balance as of January 1, 2025	$3,483,211
Proceeds from sale of marketable securities	(1,245,689)
Loss on marketable securities	(275,276)
Foreign currency transaction adjustment	135,694
Balance as of March 31, 2025	$2,097,940

Note 5 – Other Receivable

In March 2025, the Company transferred RMB 17.2 million (USD 2.37 million) for the intended purchase of a property in Guangzhou, China.  In April 2025, the transaction was cancelled and the full amount was refunded to the Company.

Note 6 – Loans Receivable

On July 2, 2024, AME-HK loaned an unrelated third party 1.324 billion JPY, or approximately $8.8 million (USD) under a six-month loan contract (“Loan 1”). The loan is fully guaranteed by certain assets of an individual (“the Guarantor”) and bears interest at 5% per annum, payable at maturity. On February 25, 2025, the loan was amended to extend the maturity date to June 30, 2025. In connection with the amendment, all accrued interest through March 31, 2025 was paid by the borrower. In addition, the collateral for this loan was increased to include a guarantee by a company (“Additional Guarantor”) wholly owned by the Guarantor. The repayment of this loan was not received on June 30, 2025, but is expected in full in the near term.

On August 14, 2024, AME-HK loaned an unrelated third party 736.9 million JPY, or $4.9 million (USD) under a six-month loan contract (“Loan 2”). The loan is fully guaranteed by the Guarantor’s assets and bears interest at 7.5% per annum, payable at maturity. On February 25, 2025, the loan was amended to extend the maturity date to December 31, 2025. In connection with the amendment, all accrued interest through the original maturity date was paid by the borrower.

On October 10, 2024, AME-HK entered into a USD $5.1 million (USD) facility loan agreement with an unrelated third party. The loan bears interest at 8% per annum, payable at maturity. Each drawdown under the facility is repayable 180 days from the date of disbursement, and interest is calculated separately for each drawdown. As of December 31, 2024, a total of $4.5 million (USD) (“Loan 3a”) had been disbursed under the facility. On February 24, 2025, March 4, 2025, and March 10, 2025, additional loans of $150K (USD), $350K (USD), and $100K (USD) were made under the facility loan agreement (collectively, “Loan 3b”).

On March 27 and March 28, 2025, two additional loans of 38 million JPY ($250K USD) and 30.5 million JPY ($200K USD) respectively (together “Loan 4”), were issued to the borrower of Loan 3a and 3b (the Facility Borrower). Both loans mature on September 30, 2025. The loans are fully guaranteed by the Guarantor’s assets and bear interest at 8% per annum, payable at maturity.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following is a roll forward of the Company’s loans receivable balance during the three months ended March 31, 2025:

Balance as of January 1, 2025	$17,629,915
Loans issued	1,052,822
Foreign currency transaction adjustment	621,460
Balance as of March 31, 2025	$19,304,197

Note 7 – Digital Assets

Effective January 1, 2025, the Company adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the condensed consolidated statement of operations each reporting period. The Company’s digital assets are within the scope of ASU 2023-08 and the transition guidance required a cumulative-effect adjustment as of the beginning of the fiscal year of adoption for any difference between the carrying amount of the Company’s digital assets and fair value. As a result of the Company’s adoption of ASU 2023-08, the Company recorded a $89,428 increase to digital assets and a $89,428 corresponding decrease to accumulated deficit on the condensed consolidated balance sheet as of the beginning of the fiscal year ended December 31, 2025.

The following table sets forth changes in our digital assets for the three months ended March 31, 2025:

Balance, January 1, 2025	$49,300
Cumulative effect adjustment upon adoption of ASU 2023-08	89,428
Change in fair value of digital assets	(62,820)
Balance, March 31, 2025	$75,908

Note 8 – Investment In Unconsolidated Affiliate

On January 27, 2025, the Company made a $2.4 million capital contribution to Flywheel AB3 Investor LLC (“Flywheel AB3”), which in turn is a member of a limited liability company engaged in the production and distribution of an animated film, The Angry Birds Movie 3 (the “Film”). Under the terms of the LLC agreement of Flywheel AB3, the Company will make an additional capital contribution of $600,000 when notified in writing by the Board of Managers of Flywheel AB3.

When the Film is released, the Company will be entitled to its proportionate share of the net profits generated from the movie, including ticket, television, streaming, merchandising, licensing, and ancillary film sales. In connection with this investment, the Company was granted a right of first negotiation with respect to arrangements to host any promotional events, distribute any advertising and marketing materials and conduct promotional activities for the film involving live video gaming in one or more esports facilities owned and operated by the Company, including but not limited to, its HyperX Esports Arena in Las Vegas, Nevada.

The Company’s investment in Flywheel AB3 represents a 33% ownership interest which is accounted for under the equity method of accounting because the Company has the ability to exercise significant influence over Flywheel AB3 but does not control it. The investment in Flywheel AB3 is initially recorded at cost and will be adjusted each period for the Company’s proportionate share of Flywheel AB3’s net income or loss, as well as any distributions or impairment, as required. The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. As of March 31, 2025, the carrying amount of the Company’s investment in Flywheel AB3 was $2,451,300. The Company’s share of net income from Flywheel AB3 during the three months ended March 31, 2025 was $0. No impairment was recorded during the three months ended March 31, 2025.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2025	2024
Compensation expense	$320,049	$269,064
Event costs	99,354	34,722
Legal and professional fees	1,206,629	641,336
Other accrued expenses	155,938	-
Other current liabilities	-	206,285
Accrued expenses and other current liabilities	$1,781,970	$1,151,407

Note 10 – Loans Payable

AME-HK is party to a $35 million credit facility (the “Credit Facility”) provided by Morgan Stanley Bank Asia Limited in connection with the Company’s $40 million investment in 12-month certificates of deposit with the Bank. The credit facility includes term loans, bank overdrafts, margin loans and certain other borrowings.

On June 28, 2024, AME-HK borrowed an additional 1.6 billion JPY or approximately $10.6 million (USD) (“Loan A”) under the credit facility. This 12-month term loan bears interest at a fixed rate of 0.45% per annum, payable at maturity on June 30, 2025.

On July 23, 2024, AME-HK borrowed an additional 677.7 million JPY or approximately $4.5 million (USD) (“Loan B”) under the credit facility. This 12-month term loan bears interest at a fixed rate of 0.45% per annum, payable at maturity on July 23, 2025.

On January 31, 2025, AME-HK borrowed 948.2 million JPY or approximately $6.2 million (USD) (“Loan C”) under the Credit Facility. This 12-month term loan bears interest at a fixed rate of 0.92% per annum, payable at maturity on January 30, 2026. The proceeds from this loan were used on the same day to refinance an existing loan of 948.2 million JPY or approximately $6.2 million (USD) (“Loan D”) under the Credit Facility that was originally due to mature on March 17, 2025.

On March 11, 2025, AME-HK borrowed an additional 334.9 million JPY or approximately $2.3 million (USD) (“Loan E”) under the Credit Facility. This 12-month term loan bears interest at a fixed rate of 0.91% per annum, payable at maturity on March 11, 2026.

On March 28, 2025, AME-HK borrowed an additional 1.63 billion JPY or approximately $10.9 million (USD) (“Loan F”) under the Credit Facility. This 12-month term loan bears interest at a fixed rate of 0.93% per annum, payable at maturity on March 30, 2026. A portion of proceeds from Loan 6 was used on the same day to refinance an existing loan of 837.5 million JPY or approximately $5.5 million (USD) (“Loan G”) under the Credit Facility that was originally due to mature on May 14, 2025.

The following is a roll forward of the Company’s loans payable balance during the three months ended March 31, 2025:

Balance as of January 1, 2025	$25,756,757
Additional borrowings under credit facility	19,196,216
Repayment of borrowings	(11,690,305)
Foreign currency transaction adjustment	1,248,414
Balance as of March 31, 2025	$34,511,082

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Loans payable outstanding as of March 31, 2025 consist of the following:

		Interest	Balance Oustanding as of March 31,
Loan Dated	Matures	Rate	2025
June 28, 2024	June 28, 2025	0.45%	$10,591,527
July 23, 2024	July 23, 2025	0.45%	4,514,496
January 31, 2025	January 31, 2026	0.92%	6,316,197
March 11, 2025	March 11, 2026	0.91%	2,230,882
March 28, 2025	March 28, 2026	0.93%	10,857,980
			$34,511,082

The weighted average interest rate on the Company’s outstanding loans payable as of March 31, 2025 is 0.72%. Other than discussed above, the proceeds of these low interest loans were used to acquire the equity, ETF, and bond linked notes discussed in Note 3 – Short Term Investments, marketable securities discussed in Note 4 – Marketable Securities, and the loans discussed in Note 6 – Loans Receivable. Interest expense incurred on the Company’s loans payable during the three months ended March 31, 2025 and 2024 was $41,253 and $875, respectively.

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

On November 12, 2024, Knighted filed a complaint in the Court against the Company, the members of the Board of Directors, and certain additional defendants (the “Second Knighted Action”). Knighted filed the Second Knighted Action alleging breach of fiduciary duty in connection with approving the recent strategic investment with Yellow River Capital group (“Yellow River”) and the Securities Purchase Agreement with Blue Planet New Energy Technology Ltd, an affiliate of Yellow River. The Second Knighted Action seeks both injunctive relief and money damages. The Company believes the claims in the Second Knighted Action lack merit and intends to defend against them vigorously.

On April 25, 2025, the Board of Directors approved resolutions addressing issues raised by the Second Knighted Action. On that date, the Company and the director defendants filed a motion to dismiss the complaint as moot, or in the alternative stay the action pending the outcome of the Company’s combined 2024/2025 annual meeting of stockholders. On April 29, 2025, the Court granted the motion with modifications, continued the trial without rescheduling any date, and staying the case pending the outcome of the combined 2024/2025 annual meeting of stockholders. On May 22, 2025, the Court entered an order staying the case and preserving the status quo pending the outcome of the combined 2024/2025 annual meeting of stockholders. The matter is presently stayed.

Since the Company is unable to reasonably estimate the amount of the loss, or range of loss, related to the Second Knighted Action, no accrual for this contingency has been included in the accompanying condensed consolidated financial statements.

Timothy G. Schuebel

On September 25, 2024, Timothy G. Schuebel, an AGAE stockholder, filed a complaint captioned Timothy G. Schubel v. Allied Gaming & Entertainment, Inc. et al., C.A. No. 2024-0996-JTL, seeking to represent a class of AGAE stockholders and alleging that the Shareholder Rights Plan of the Company, dated February 9, 2024 (the “Rights Plan”), contained provision(s) that were contrary to Delaware law. The Company’s board of directors is evaluating the claims related to the Rights Plan, and the Company and its board of directors’ legal rights. On May 30, 2025, the Board approved an amendment to certain provisions in Plan governing liabilities and fiduciary duties of directors under applicable Delaware law. The matter is presently pending.

Since the Company is unable to reasonably estimate the amount of the loss, or range of loss, related to the Timothy G. Schuebel Action, no accrual for this contingency has been included in the accompanying consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Operating Leases

The Company’s aggregate lease expense incurred during the three months ended March 31, 2025 and 2024 amounted to $447,546 and $447,414, respectively, of which $349,605 and $349,605, respectively, is included within in-person costs and $97,941 and $97,809, respectively, is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$390,141	$362,834

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$-

Weighted Average Remaining Lease Term (Years)
Operating leases	3.11	4.10

Weighted Average Discount Rate
Operating leases	5.04%	5.00% - 5.75%

A summary of the Company’s remaining operating lease liabilities as of March 31, 2025 is as follows:

For the Years Ending December 31,	Amount
2025	$1,404,908
2026	1,849,349
2027	1,736,038
2028	712,500
Total lease payments	5,702,795
Less: amount representing imputed interest	(491,809)
Present value of lease liability	5,210,986
Less: current portion	(1,615,386)
Lease liability, non-current portion	$3,595,600

Investment in Unconsolidated Affiliate

See Note 8 – Investment In Unconsolidated Affiliate for additional information related to an additional capital contribution commitment of $600,000 to Flywheel AB3.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 12 – Stockholders’ Equity

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

The Securities Purchase Agreement does not contain any voting commitment, and Blue Planet may vote its shares of common stock in its discretion for any matter requiring a vote of the Company’s stockholders. The Warrant may not be exercised if Blue Planet, together with its affiliates, would beneficially own more than 19.99% of the number of shares of the common stock outstanding immediately after giving effect to such exercise, unless the Company obtains shareholder approval pursuant to applicable NASDAQ rules. Finally, the Company agreed to register the resale of Registrable Securities pursuant to a registration statement to be filed under the Securities Act of 1933, as amended. See Note 14 – Subsequent Events.

Note 13 – Segment Data

Each of the Company’s business segments offer different, but synergistic products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker is our Chief Executive Officer. The Chief Executive Officer assess performance for the segments and decide how to allocate resources based on segment profit or loss. The Company does not have any intra-entity sales or transfers. Further, unallocated corporate assets not directly attributable to any one of the business segments and unallocated corporate operating losses resulting from general corporate overhead expenses not directly attributable to any one of the business segments are reported separate from the Company’s identified segments and included under Corporate in the tables presented below.

The Company’s business consists of three reportable business segments:

●	Esports, provided through Allied Esports, including video game events and tournaments.

●	Casual mobile gaming, provided through ZTech.

●	Live concert promotion and events organizing, provided through Skyline.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s significant segment expenses for the three months ended March 31, 2025 and 2024 are as follows:

	For the Three Months Ended March 31, 2025
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total
Revenue
In-person	$1,656,755	$-	$-	$-	$1,656,755
Multiplatform content	57	-	-	-	57
Casual mobile gaming	-	618,323	-	-	618,323
Total Revenue	1,656,812	618,323	-	-	2,275,135
Costs and Expenses
In-person (excludes depreciation)	860,554	-	-	-	860,554
Casual mobile gaming (excludes depreciation)	-	582,190	-	-	582,190
Professional fees	69,932	75,727	72,315	3,538,733	3,756,707
Salaries and benefits	601,461		49,689	309,777	960,927
Selling and marketing expense	9,686	-	2,500	27,801	39,987
Other expenses [1]	265,833	3,053	2,172	303,515	574,573
Depreciation and amortization	219,855	143,988	-	18,595	382,438
Stock based compensation	3,758	-	-	184,678	188,436
Research and development expense	-	80,846	-	100,100	180,946
Total Expense	2,031,079	885,804	126,676	4,483,199	7,526,758
Segment loss	(374,267)	(267,481)	(126,676)	(4,483,199)	(5,251,623)
All other segment items (2)	63,148	(14,771)	17,255	(417,368)	(351,736)
Consolidated pre-tax net loss	$(437,415)	$(252,710)	$(143,931)	$(4,065,830)	$(4,899,887)

	For the Three Months Ended March 31, 2024
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total
Revenue
In-person	$1,255,198	$-	$-	$-	$1,255,198
Multiplatform content	59	-	-	-	59
Casual mobile gaming	-	1,123,804	-	-	1,123,804
Total Revenue	1,255,257	1,123,804	-	-	2,379,061
Costs and Expenses
In-person (excludes depreciation)	635,963	-	-	-	635,963
Casual mobile gaming (excludes depreciation)	-	936,905	-	-	936,905
Professional fees	100,559	101,501	26,000	834,631	1,062,690
Salaries and benefits	599,662	-	-	236,446	836,108
Selling and marketing expense	3,586	-	-	50,102	53,688
Other expenses [1]	283,335	13,196	490	190,380	487,401
Depreciation and amortization	236,172	108,700	-	30,120	374,992
Stock based compensation	9,364	-	-	462,236	471,600
Research and development expense	-	195,211	-	-	195,211
Total Expense	1,868,641	1,355,513	26,490	1,803,915	5,054,559
Segment loss	(613,384)	(231,709)	(26,490)	(1,803,915)	(2,675,498)
All other segment items (3)	(1,991)	-	(23,604)	(820,452)	(846,047)
Consolidated pre-tax net loss	$(611,393)	$(231,709)	$(2,886)	$(983,463)	$(1,829,451)

[1]	Other expenses include insurance, utilities, repair and maintenance, office supplies, sales and marketing, travel and entertainment, rent, and property tax expenses.

[2]	Other segment items include gains (losses) on investments in money market funds and marketable securities, foreign currency transactions, and other (income) expenses including interest.

[3]	Other segment items include other (income) expenses including interest.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s significant segment assets as of March 31, 2025 and December 31, 2024 are as follows:

	As of March 31, 2025
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total

Total assets for reportable segments:
Goodwill and intangible assets, net	$28,673	$7,600,896	$-	$186,536	$7,816,105
Property and equipment, net	2,783,954	18,342	-	8,730	2,811,026
Other segment assets (1)	5,323,199	339,725	7,970,056	93,601,295	107,234,275
Total consolidated assets	$8,135,826	$7,958,963	$7,970,056	$93,796,561	$117,861,406

	As of December 31, 2024
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total

Total assets for reportable segments:
Goodwill and intangible assets, net	$17,807	7,697,633	$-	$196,625	$7,912,065
Property and equipment, net	2,970,762	20,232	-	9,088	3,000,082
Other segment assets (1)	5,930,764	425,660	7,373,683	88,045,005	101,775,112
Total consolidated assets	$8,919,333	$8,143,525	$7,373,683	$88,250,718	$112,687,259

[1]	Other segment assets include cash and cash equivalents, investments, receivables, prepaid expenses and other current assets, digital assets, right-of-use assets, and deposits.

The Company’s assets by geographic location are as follows:

	As of
	March 31, 2025	December 31, 2024

Total assets by geographic location:
United States	$22,079,179	$25,191,733
China	95,782,227	87,495,526
Total consolidated assets	$117,861,406	$112,687,259

The Company’s disaggregated revenues by geographic location are as follows:

	As of March 31
	2025	2024

Total revenues by geographic location:
United States	$1,656,812	$1,255,257
China	618,323	1,123,804
Total consolidated revenues	$2,275,135	$2,379,061

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 14 – Subsequent Events

Loans Receivable

On April 15, 2025, AME-HK and the Facility Borrower entered into a supplementary agreement to the loan contract under which (a) AME-HK issued a new loan of $9.5 million (USD) (“Loan 5”) of which approximately $4.7 million was used by the borrower to repay the $4.5 million loan (“Loan 3a”) dated October 10 and 14, 2024 (see Note 6 - Loans Receivable) and to pay all accrued interest through April 15, 2025, totaling approximately $184,000. The remaining $4.8 million was fully disbursed to the Facility Borrower on April 30, 2025, and (b) the maturity date of all loans were extended to September 30, 2025.

On April 15, 2025, AME-HK and the Additional Guarantor entered into a mortgage agreement, pursuant to which the Additional Guarantor pledged an equity interest it holds as collateral for Loan 1, Loan 2, Loan 3a, Loan 4 and Loan 5 (see Note 6 – Loans Receivable). The fair value of the equity interest as of March 31, 2025 was well in excess of the principal balance of all outstanding loans receivable.

Securities Purchase Agreement

On April 25, 2025, the Company and Blue Planet entered into a termination agreement pursuant to which each party agreed to terminate the Securities Purchase Agreement (see Note 12 – Stockholders’ Equity). Pursuant to the termination agreement, the Company agreed to refund the $6,600,000 and in exchange Blue Planet transferred back to the Company all of the shares of common stock and warrants to purchase shares of common stock.

Chief Executive Officer Transition

On June 24, 2025, the Board the Company accepted the resignation of Ms. Yinghua Chen as Chief Executive Officer of the Company. Ms. Chen will continue to serve the Company in a senior strategic capacity as the Chief Executive Officer of the Company’s wholly owned subsidiary, AEI where Ms. Chen will focus on advancing the AEI’s unique content strategy, including the development and integration of global animation intellectual property and gaming assets. In addition, on June 24, 2025, the Board appointed Mr. Yangyang (James) Li as Chief Executive Officer of the Company, effective immediately. Mr. Li will continue to serve as President and Chairman of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of Allied Gaming & Entertainment Inc. (the “Company”) as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2024, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on June 9, 2025. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company and its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

The Company

Allied Gaming and Entertainment Inc., along with its subsidiaries (“Allied” or the “Company”) is a global experiential entertainment company focused on providing a growing audience of gamers with unique experiences through renowned assets, products, and services. The Company offers a variety of esports, gaming-and entertainment content and services through its three subsidiaries, Allied Esports International (“AEI”), Allied Mobile Entertainment and Allied Experiential Entertainment, including world class tournaments, live and virtual entertainment and gaming events, and original programming to continuously nurture vibrant communities primarily comprising Gen Y, Z, and Alpha consumers.

Under AEI we operate global competitive esports properties designed to connect players and fans via a network of connected arenas and creation of original esports content. AEI owns and operates HyperX Arena Las Vegas, one of the world’s most recognized esports and entertainment events facilities, one mobile arena-Allied Esports Omen Truck, and an original content studio which creates and produces proprietary content series to serve brand activation and promotion, fans and community engagement.

Allied Mobile Entertainment (“AME”) is dedicated to exploring opportunities in the massive and growing mobile games markets. AME’s ownership of a 40% equity interest in Beijing Lianzhong Zhihe Technology Co. Ltd, a prominent mobile games developer and operator who is engaged in the development and distribution of casual mobile games in Mainland China, solidifies our presence in this lucrative sector.

Allied Experiential Entertainment (“AEE”) focuses on orchestrating live entertainment events and offers management and consultation service to experiential entertainment venue operations. In January 2025, AEE made a strategic investment by acquiring a minority interest stake in a partnership engaged in the production and distribution of The Angry Birds Movie 3, which will allow us to potentially receive profits generated by the movie after it is released. This initiative underscores Allied’s commitment to investing in iconic intellectual properties with broad, cross-generational appeal and multi-platform potential; supporting the Company’s growth strategy and expanding its global audience reach.

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

Corporate Developments

Termination of Securities Purchase Agreement

On April 25, 2025, the Company and Blue Planet each agreed to terminate the Securities Purchase Agreement dated October 18, 2024, pursuant to which the Company had sold to Blue Planet (i) 6,000,000 shares of common stock of the Company and (ii) a corresponding warrant to purchase up to 6,000,000 shares of common stock at an exercise price of $1.80 per share, for an aggregate purchase price of $6,600,000. Pursuant to the termination agreement, the Company agreed to (1) refund the $6,600,000 purchase price, (2) Blue Planet transferred back to the Company all of the shares of common stock and warrants to purchase shares of common stock that had been issued in connection with the Securities Purchase Agreement and (3) cancel the corresponding warrant to purchase up to 6,000,000 shares of common stock.

Noncompliance with Nasdaq Listing Rules

On April 17, 2025, the Company received a deficiency letter (the “Form 10-K Letter”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that it was not in compliance with the periodic filing requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1) because the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”) was not filed with the SEC by the required due date of March 31, 2025 (or April 15, 2025, following the Form 12b-25 filed by the Company on March 31, 2025).

On May 22, 2025, the Company received a deficiency letter (the “Form 10-Q Letter”) from the Staff of Nasdaq notifying the Company that it was not in compliance with the periodic filing requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1) because the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Form 10-Q”) was not filed with the SEC by the required due date of May 15, 2025 (or May 20, 2025, following the Form 12b-25 filed by the Company on May 15, 2025) and because the Company had at the time of the Form 10-Q Letter remained delinquent in its filings for its Form 10-K (together the “Delinquent Reports”).

The Company was provided until June 16, 2025, or 60 calendar days from the receipt of the Form 10-K Letter, to submit a plan (the “Compliance Plan”) to regain compliance with the Nasdaq Listing Rules with respect to the Delinquent Reports. The Company filed its Form 10-K on June 9, 2025, and received a letter from the Staff of Nasdaq on June 10, 2025, notifying the Company that it had regained partial compliance with the periodic filings requirements upon the filing of the Form 10-K. On June 16, 2025, the Company submitted its Compliance Plan to the Staff with respect to its delinquent Form 10-Q filing.

On June 18, 2025, the Company received a notice from the Staff of Nasdaq indicating that, based on the Company’s non-compliance with Listing Rule 5620(a), which requires the Company to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end, in addition to the Company’s non-compliance with Listing Rule 5250(c)(1) with respect to its Form 10-Q, the Staff determined to initiate procedures to delist the Company’s securities unless the Company requested an appeal to a Nasdaq Hearings Panel (the “Panel”) by June 25, 2025. On June 25, 2025, the Company submitted to the Staff a Request for Additional Stay, requesting a further stay of any suspension action pending the conclusion of the hearing process. Also on June 25, 2025, the Company received from the Staff a letter providing formal notice that the Panel will consider the Company’s appeal at an oral hearing. A hearing is scheduled for July 31, 2025.

As disclosed on our Current Report on Form 8-K filed with the SEC on May 23, 2025, and the proxy statement filed with the SEC on June 30, 2025, the Company’s Annual Meeting is scheduled for August 4, 2025, the Company is diligently preparing for the hearing to address the Annual Meeting deficiency and regain compliance with the Nasdaq Listing Rules.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024

	For the Three Months Ended
	March 31,		Favorable
(in thousands)	2025	2024	(Unfavorable)

Revenues:
In-person	$1,657	$1,255	$402
Casual mobile gaming	618	1,124	(506)
Total Revenues	2,275	2,379	(104)
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	861	636	(225)
Casual mobile gaming (exclusive of depreciation and amortization)	582	937	355
Research and development expenses	181	195	14
Selling and marketing expenses	40	54	14
General and administrative expenses	5,481	2,858	(2,623)
Depreciation and amortization	382	375	(7)
Total Costs and Expenses	7,527	5,055	(2,472)
Loss From Operations	(5,252)	(2,675)	(2,577)
Other (Expense) Income:
Other income (expense), net	24	(13)	37
Realized gain on investment in money market fund	367	-	367
Loss on investment in marketable securities	(275)	-	(275)
Loss on foreign currency transactions, net	(565)	-	(565)
Change in fair value of digital assets	(63)	-	(63)
Interest income, net	864	859	5
Pre-Tax Loss	(4,900)	(1,829)	(3,071)
Income tax benefit	-	-	-
Net Loss	$(4,900)	$(1,829)	$(3,071)

Revenues

In-person experience revenues increased by approximately $0.4 million, or 32%, to approximately $1.7 million for the three months ended March 31, 2025 from approximately $1.3 million for the three months ended March 31, 2024. The increase in in-person revenues resulted from higher revenue generated from arena events.

Casual mobile gaming revenue was $0.6 million for the three months ended March 31, 2025 and $1.1 million for the three months ended March 31, 2024, respectively. The decrease in casual mobile games revenue was primarily due to contraction of the online card game market as well as increasing competition from new mobile game developers.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) increased by approximately $0.2 million, or 35%, to approximately $0.9 million for the three months ended March 31, 2025 from approximately $0.6 million for the three months ended March 31, 2024. The increase is the result of the costs associated with third party events at the arena held during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Casual mobile gaming costs (exclusive of depreciation and amortization) were $0.6 million for the three months ended March 31, 2025 and $0.9 million for the three months ended March 31, 2024, respectively, resulting from a decrease in user incentive fees and user acquisition costs during the period in connection with the decrease in revenues described above.

Research and development expenses were $181 thousand and $195 thousand for the three months ended March 31, 2025 and 2024, respectively. Research and development expenses consist principally of costs related to the development of new casual mobile games for ZTech.

Selling and marketing expenses decreased by approximately $14 thousand, or 26%, to approximately $40 thousand for the three months ended March 31, 2025 from approximately $54 thousand for the three months ended March 31, 2024.

General and administrative expenses increased by approximately $2.6 million, or 92%, to approximately $5.5 million for the three months ended March 31, 2025, from approximately $2.9 million for the three months ended March 31, 2024. The increase in general and administrative expenses resulted primarily from a $3.2 million increase in legal and professional fees incurred in connection with a complaint filed by a dissident stockholder, as well as a $0.1 million increase in salaries due to the hiring of our new President in April of 2024. These increases were partially offset by the decrease in audit, tax, and filing fees of $0.2 million and stock-based compensation of $0.3 million due to restricted share awards granted on February 22, 2024 in which a portion immediately vested.

Depreciation and amortization increased by approximately $7 thousand, or 2%, to approximately $382 thousand for the three months ended March 31, 2025, from approximately $375 thousand for the three months ended March 31, 2024.

Other income (expense), net

We recognized other non-operating income, net, of approximately $24 thousand during the three months ended March 31, 2024, compared to $13 thousand of other expense, net, recorded for the three months ended March 31, 2024, representing a increase in other income of $37 thousand.

Realized gain on investment in money market fund

We realized a gain on investment in money market fund of $0.4 million for the three months ended March 31, 2025, resulting from to the change in fair value of the money market funds between the purchase date and March 31, 2025. There were no investments in money market funds for the three months ended March 31, 2024.

Loss on investment in marketable securities

The Company recognized a loss of $0.3 million on its investments in marketable securities during the three months ended March 31, 2025, due to the change in fair value of the marketable securities that were owned during the period. There were no investments in marketable securities for the three months ended March 31, 2024.

Loss on foreign currency transactions, net

The loss on foreign currency transactions was approximately $0.6 million for the three months ended March 31, 2025 compared to $0 for the three months ended March 31, 2024. The increase in loss is a result of changes in the exchange rate of the Japanese Yen to United States Dollar between the dates certain loans payable were borrowed, the dates certain loans receivable were issued, and the dates certain equity linked notes, bond linked notes, ETF linked notes, and foreign securities were purchased and the remeasurement date of March 31, 2025.

Change in fair value of digital assets

The decrease in the fair value of digital assets was approximately $63 thousand and $0 for the three months ended March 31, 2025 and 2024, respectively. We adopted ASU 2023-08 on January 1, 2025, which requires entities to measure crypto assets at fair value. The decrease in fair value is a result of the decrease in the fair value of Ethereum from the date of adoption.

Interest income, net

Interest income, net, was approximately $864 thousand for the three months ended March 31, 2025 compared to approximately $859 thousand of interest income for the three months ended March 31, 2024. The increase is a result of the interest earned on fixed term deposits and equity, bond, and ETF linked notes, as well as interest earned on loans receivable during the period.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital at March 31, 2025 and December 31, 2024, respectively:

	March 31,	December 31,
(in thousands)	2025	2024
Current Assets	$98,009	$94,746
Current Liabilities	$40,706	$30,478
Working Capital Surplus	$57,303	$64,268

Our primary sources of liquidity and capital resources have been cash and short-term investments on the balance sheet, including the funds received through the sale of World Poker Tour.

As of March 31, 2025, we had cash and cash equivalents of approximately $19.5 million (not including $49.2 million of short-term investments and $2.1 million of marketable securities) and working capital of approximately $57.3 million.

Cash requirements for our current liabilities include approximately $34.5 million for loans payable, approximately $4.5 million in the aggregate for accounts payable and accrued expenses, and approximately $1.6 million for the current portion of an operating lease liability. Cash requirements for non-current liabilities include approximately $3.6 million for the non-current portion of an operating lease liability. The Company intends to meet these cash requirements from its current cash balance.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(2,184)	$(2,145)
Investing activities	$(45,092)	$(14,493)
Financing activities	$7,506	$7,627

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 and 2024 was approximately $2.2 million and $2.1 million, respectively, representing increased usage of cash of $0.1 million. During the three months ended March 31, 2025 and 2024, the net cash used in operating activities was primarily attributable to the net loss of approximately $4.9 million and $1.8 million, respectively, adjusted for approximately $1.5 million and $1.1 million, respectively, of net non-cash expenses, and approximately $1.2 and $1.4 million, respectively, of cash used to fund changes in the levels of operating assets and liabilities.

Net Cash Used In Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was approximately $45.1 million, which consisted of $64.0 million used for the purchase of short-term investments, $2.4 million used for loans receivable, $2.6 million used for other receivables, and $2.5 million used for the investments, partially offset by $23.8 million in proceeds from the maturing of short-term investments, $1.3 million from proceeds from repayment of short-term loans, and $1.2 million from proceeds from the sale of marketable securities.

Net cash used in investing activities for the three months ended March 31, 2024 was approximately $14.5 million, which consisted of $19.6 million used for the purchase of short-term investments and $1.3 million used for the issuance of a short-term loan, partially offset by $6.5 million in proceeds from the maturing of short-term investments.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was approximately $7.5 million compared to approximately $7.6 million of net cash used in financing activities during the three months ended March 31, 2024. Net cash provided by financing activities during the three months ended March 31, 2025 represented proceeds from a short-term loan of $19.2 million, which is partially offset by a repayment of short-term loans of 11.7 million.

Net cash provided by financing activities for the three months ended March 31, 2024 was approximately $7.6 million, which consisted of approximately $5.6 million from proceeds from short-term loans and $2.0 million from proceeds from issuance of common stock in a share purchase agreement.

 Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We consider accounting for income taxes, impairment of long-lived assets, and impairment of goodwill to be critical accounting estimates. There are other items within our financial statements that require estimation but are not deemed critical, as defined above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 12, 2024, Knighted filed a complaint captioned Knighted Pastures, LLC v. Yangyang Li, et al., C.A. No. 2024-1158-JTL in the Court of Chancery of the State of Delaware, naming the Company’s board of directors and certain third parties concerning the board of directors’ approval of the transaction with Blue Planet New Technology, Ltd., an affiliate of Yellow River. The complaint alleges that the board of directors breached its fiduciary duties by approving the transaction which Knighted alleges served to disenfranchise Knighted’s stockholder rights. On April 25, 2025, the board of directors approved resolutions to rescind the transaction with Blue Planet New Technologies, Ltd., acknowledge and accept the resignation of Zongmin Ding from the board, effective April 25, 2025, determine to hold a combined annual meeting for 2024 and 2025 within 120 days from the date the Court enters dismissal or otherwise stays the lawsuit, and resolve that until the occurrence of the 2024 and 2025 combined annual meeting, the Company shall not: (i) take any action that would result in changes to the size of Board; (ii) modify the Company’s Bylaws or Certificate of Incorporation; (iii) modify the Company’s charters for its audit, compensation, and nominating and corporate governance committees; (iv) modify the Company’s code of business conduct and ethics; (v) take any action to invalidate Plaintiff’s nomination of Roy Choi, Walter Ivey Delph III, and Jennifer van Dijk to the Board in opposition to the Company’s three directors that are up for election at the 2024 annual meeting; and (vi) enter into any transaction that would result in the issuance of equity in the Company to any third party, provided, however, that the foregoing shall not apply to any matter that is subject to a stockholder vote and does not take effect until the requisite stockholder approval is obtained. The same day, director defendants filed a motion to dismiss the complaint as moot, or in the alternative stay the action pending the outcome of the combined 2024/2025 annual meeting. On April 29, 2025, the Court granted the motion with modifications. On May 22, 2025, the Court entered an order staying the case and preserving the status quo pending the outcome of the combined 2024/2025 annual meeting of stockholders scheduled to be held on August 4, 2025.

On June 11, 2025, the Company filed a lawsuit against Knighted Pastures, LLC, Roy Choi, Naomi Choi, and Yiu-Ting So for violations of Section 13 of the Securities Exchange Act of 1934 for failing to disclose the coordinated group of stockholders that acted together to acquire more than 5% of Allied’s stock which improperly deprived Allied and the market of material information. The lawsuit also alleges that Knighted and Roy Choi failed to comply with Allied’s Bylaws. This case is currently pending in the U.S. District Court for the Central District of California before the Honorable Fernando L. Aenlle-Rocha.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2024 and our other public filings, which could materially affect our business, financial condition or future results. Except as listed below, there have been no material changes from risk factors previously disclosed in “Risk Factors” in such Form 10-K in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on June 9, 2025.

We are currently not in compliance with Nasdaq’s continued listing requirements. Failure to regain compliance with Nasdaq’s listing requirements could result in delisting and adversely affect our stock price, liquidity and ability to raise capital.

Our continued eligibility for listing on Nasdaq depends on our ability to comply with Nasdaq’s continued listing requirements. Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards.

On April 17, 2025, the Company received the Form 10-K Letter from the Staff of Nasdaq notifying the Company that it was not in compliance with the periodic filing requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1) because the Company’s Form 10-K was not filed with the SEC by the required due date of March 31, 2025 (or April 15, 2025, following the Form 12b-25 filed by the Company on March 31, 2025). The Form 10-K Letter had no immediate effect on the listing or trading of the Company’s shares. We filed the Form 10-K on June 9, 2025, and received a letter from the Staff of Nasdaq on June 10, 2025, notifying the Company that it had regained partial compliance with the periodic filings requirements upon the filing of the Form 10-K.

On May 22, 2025, the Company received the Form 10-Q Letter from the Staff of Nasdaq notifying the Company that it was not in compliance with the periodic filing requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1) because the Company’s Form 10-Q was not filed with the SEC by the required due date of May 15, 2025 (or May 20, 2025, following the Form 12b-25 filed by the Company on May 15, 2025) and because the Company had at the time of the Form 10-Q Letter remained delinquent in its filings for its Form 10-K.

Under Nasdaq rules, the Company had until Monday June 16, 2025, or 60 calendar days from the receipt of the Form 10-K Letter, to submit the Compliance Plan to the Staff. On June 16, 2025, the Company submitted its Compliance Plan to the Staff with respect to its delinquent Form 10-Q filings. If Nasdaq accepts the Compliance Plan, Nasdaq may grant an exception until Monday, October 13, 2025, to regain compliance with the Nasdaq rules.

In addition, on June 18, 2025, the Company received a notice from the Staff of Nasdaq indicating that, based on the Company's non-compliance with Listing Rule 5620(a), which requires the Company to hold an annual meeting of shareholders within twelve months of the end of the Company's fiscal year end, in addition to the Company's non-compliance with Listing Rule 5250(c)(1) with respect to its Form 10-Q, the Staff determined to initiate procedures to delist the Company's securities unless the Company requested an appeal the Panel by June 25, 2025. On June 25, 2025, the Company submitted to the Staff a Request for Additional Stay, requesting a further stay of any suspension action pending the conclusion of the hearing process. Also on June 25, 2025, the Company received from the Staff a letter providing formal notice that the Panel will consider the Company's appeal at an oral hearing. A hearing is scheduled for July 31, 2025.

If Nasdaq delists the Company’s common stock from trading on its exchange for failure to meet the requirements for continued listing or any other listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

10b5-1 Arrangements

To the best of the Company’s knowledge during the fiscal quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6. EXHIBITS.

Exhibit	Description
10.1	Termination Agreement, dated April 25, 2025, by and between the Company and Blue Planet New Energy Technology (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed June 9, 2025).
10.2	Side Letter to Termination Agreement, dated May 4, 2025, by and between the Company and Blue Planet New Energy Technology Limited (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed June 9, 2025).
31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a)
31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a)
32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350
32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED GAMING & ENTERTAINMENT INC.

Dated: July 7, 2025	By:	/s/ Yangyang Li
Yangyang Li, President and Chief Executive Officer (Principal Executive Officer)

Dated: July 7, 2025	By:	/s/ Roy Anderson
Roy Anderson, Chief Financial Officer (Principal Financial Officer)