Form 10-Q
period 2025-06-30
Allied Gaming & Entertainment Inc.
filed 2025-08-14
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, 38,018,882 shares of common stock, par value $0.0001 per share, were outstanding.

ALLIED GAMING & ENTERTAINMENT INC.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$23,075,975	$59,242,802
Short-term investments (at fair value, except for $15.8 million and $8.8 million at June 30, 2025 and December 31, 2024, respectively)	33,894,921	8,800,000
Marketable securities	3,006,165	3,483,211
Interest receivable	548,400	709,539
Accounts receivable	279,838	708,804
Insurance recovery receivable	1,313,766	-
Loans receivable	24,813,589	17,629,915
Deposits, current portion	-	3,700,000
Prepaid expenses and other current assets	596,283	471,361
Total Current Assets	87,528,937	94,745,632
Property and equipment, net	2,613,616	3,000,082
Digital assets	103,507	49,300
Intangible assets, net	4,904,990	5,115,686
Land use rights, net	3,935,575	-
Deposits, non-current portion	422,072	2,614,462
Operating lease right-of-use asset	3,769,046	4,365,718
Investment in unconsolidated affiliate	2,451,300	-
Goodwill	2,847,858	2,796,379
Total Assets	$108,576,901	$112,687,259
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$3,376,759	$1,322,140
Accrued expenses and other current liabilities	1,524,288	1,151,407
Deferred revenue	134,847	656,382
Operating lease liability, current portion	1,640,841	1,591,475
Loans payable	35,977,169	25,756,757
Total Current Liabilities	42,653,904	30,478,161
Operating lease liability, non-current portion	3,178,130	4,008,473
Deferred tax liability	670,743	670,743
Total Liabilities	46,502,777	35,157,377
Commitments and Contingencies (Note 12)
Stockholders' Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, Series A Preferred stock, $0.0001 par value, 50,000 shares designated, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 40,299,180 and 46,385,798 shares issued at June 30, 2025 and December 31, 2024, and 38,018,882 and 44,105,500 shares outstanding at June 30, 2025 and December 31, 2024, respectively	4,030	4,639
Additional paid in capital	199,886,928	205,948,565
Accumulated deficit	(139,986,504)	(130,428,314)
Accumulated other comprehensive income	339,048	180,002
Treasury stock, at cost, 2,280,298 shares at June 30, 2025 and December 31, 2024, respectively	(2,694,075)	(2,694,075)
Total Allied Gaming & Entertainment Inc. Stockholders' Equity	57,549,427	73,010,817
Non-controlling interest	4,524,697	4,519,065
Total Stockholders' Equity	62,074,124	77,529,882
Total Liabilities and Stockholders' Equity	$108,576,901	$112,687,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues:
In-person	$1,160,995	$917,362	$2,817,750	$2,172,560
Multiplatform content	80	52	137	111
Casual mobile gaming	758,408	1,722,454	1,376,731	2,846,258
Total Revenues	1,919,483	2,639,868	4,194,618	5,018,929
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	617,717	502,203	1,478,271	1,138,166
Casual mobile gaming (exclusive of depreciation and amortization)	736,382	1,561,165	1,318,572	2,498,070
Research and development expenses	166,907	173,533	347,853	368,744
Selling and marketing expenses	81,671	54,361	121,658	108,049
General and administrative expenses	6,019,072	5,236,160	11,499,715	8,091,482
Depreciation and amortization	389712	402,698	772,150	780,168
Total Costs and Expenses	8,011,461	7,930,120	15,538,219	12,984,679
Loss From Operations	(6,091,978)	(5,290,252)	(11,343,601)	(7,965,750)
Other (Expense) Income:
Other (expense) income, net	(56,394)	14,399	(32,092)	1,241
Realized gain on investment in money market fund	19,588	-	386,109	-
Gain on investment in marketable securities	787,869	-	512,593	-
(Loss) gain on foreign currency transactions, net	(535,745)	351,434	(1,101,041)	351,434
Change in fair value of digital assets	27,599	-	(35,221)	-
Interest income, net	1,015,094	1,041,468	1,879,399	1,900,673
Total Other (Expense) Income	1,258,011	1,407,301	1,609,747	2,253,348
Pre-Tax Loss	(4,833,967)	(3,882,951)	(9,733,854)	(5,712,402)
Income tax benefit	-	-	-	-
Net Loss	(4,833,967)	(3,882,951)	(9,733,854)	(5,712,402)
Less: net loss attributable to non-controlling interest	(22,833)	(79,693)	(86,236)	(210,034)
Net Loss Attributable to Common Stockholders	$(4,811,134)	$(3,803,258)	$(9,647,618)	$(5,502,368)

Net Loss per Common Share
Basic and Diluted	$(0.12)	$(0.09)	$(0.23)	$(0.13)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	39,312,234	43,212,071	41,398,885	41,034,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Loss	$(4,833,967)	$(3,882,951)	$(9,733,854)	$(5,712,402)
Other comprehensive income (loss):
Foreign currency translation adjustments	180,533	(106,641)	250,914	(440,970)
Total comprehensive loss	(4,653,434)	(3,989,592)	(9,482,940)	(6,153,372)
Less: Net loss attributable to non-controlling interest	(22,833)	(79,693)	(86,236)	(210,034)
Less: Other comprehensive income (loss) attributable to non-controlling interest	63,616	(63,983)	91,868	(264,627)
Comprehensive Loss Attributable to Common Stockholders	$(4,694,217)	$(3,845,916)	$(9,488,572)	$(5,678,711)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For The Three and Six Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Allied Gaming & Entertainment Inc. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance - January 1, 2025	46,385,798	$4,639	2,280,298	$(2,694,075)	$205,948,565	$180,002	$(130,428,314)	$73,010,817	$4,519,065	$77,529,882
Stock-based compensation:
Restricted common stock	-	-	-	-	179,025	-	-	179,025	-	179,025
Stock options	-	-	-	-	9,411	-	-	9,411	-	9,411
Shares withheld for employee payroll tax	(86,618)	(9)	-	-	(89,207)	-	-	(89,216)	-	(89,216)
Cumulative effect adjustment upon adoption of ASU 2023-08	-	-	-	-	-	-	89,428	89,428	-	89,428
Net loss	-	-	-	-	-	-	(4,836,484)	(4,836,484)	(63,403)	(4,899,887)
Other comprehensive loss	-	-	-	-	-	42,129	-	42,129	28,252	70,381
Balance - March 31, 2025	46,299,180	4,630	2,280,298	(2,694,075)	206,047,794	222,131	(135,175,370)	68,405,110	4,483,914	72,889,024
Stock-based compensation:
Restricted common stock	-	-	-	-	183,993	-	-	183,993	-	183,993
Stock options	-	-	-	-	6,769	-	-	6,769	-	6,769
Cancelation of common stock previously issued pursuant to a Securities Purchase Agreement	(6,000,000)	(600)	-	-	(6,351,628)	-	-	(6,352,228)	-	(6,352,228)
Net (loss) income	-	-	-	-	-	-	(4,811,134)	(4,811,134)	(22,833)	(4,833,967)
Other comprehensive loss	-	-	-	-	-	116,917	-	116,917	63,616	180,533
Balance - June 30, 2025	40,299,180	$4,030	2,280,298	$(2,694,075)	$199,886,928	$339,048	$(139,986,504)	$57,549,427	$4,524,697	$62,074,124

	For The Three and Six Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Allied Gaming & Entertainment Inc. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity	Interest	Equity
Balance - January 1, 2024	39,085,470	$3,909	2,279,784	$(2,693,653)	$198,677,132	$-	$433,565	$(113,671,029)	$82,749,924	$10,658,117	$93,408,041
Stock-based compensation:
Restricted common stock	1,460,000	146	-	-	458,374	-	-	-	458,520	-	458,520
Stock options	-	-	-	-	13,080	-	-	-	13,080	-	13,080
Shares withheld for employee payroll tax	(80,373)	(8)	-	-	(84,176)	-	-	-	(84,184)	-	(84,184)
Issuance of common stock pursuant to a Share Purchase Agreement	7,330,000	733	-	-	6,596,267	(4,597,000)	-	-	2,000,000	-	2,000,000
Net loss	-	-	-	-	-	-	-	(1,699,110)	(1,699,110)	(130,341)	(1,829,451)
Other comprehensive loss	-	-	-	-	-	-	(133,685)	-	(133,685)	(200,644)	(334,329)
Balance - March 31, 2024	47,795,097	4,780	2,279,784	(2,693,653)	205,660,677	$(4,597,000)	299,880	(115,370,139)	83,304,545	10,327,132	93,631,677
Stock-based compensation:
Restricted common stock	-	-	-	-	189,229	-	-	-	189,229	-	189,229
Stock options	-	-	-	-	13,079	-	-	-	13,079	-	13,079
Cancellation of common stock previously issued pursuant to a Share Purchase Agreement	(7,330,000)	(733)	-	-	(6,596,267)	4,597,000	-	-	(2,000,000)	-	(2,000,000)
Net loss	-	-	-	-	-	-	-	(3,803,258)	(3,803,258)	(79,693)	(3,882,951)
Other comprehensive income	-	-	-	-	-	-	(42,658)	-	(42,658)	(63,983)	(106,641)
Balance - June 30, 2024	40,465,097	$4,047	2,279,784	$(2,693,653)	$199,266,718	-	$257,222	$(119,173,397)	$77,660,937	$10,183,456	$87,844,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(9,733,854)	$(5,712,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	379,198	673,908
Non-cash operating lease expense	600,654	549,977
Gain on investment in marketable securities	(512,593)	-
Non-cash payment of legal fees	247,772	-
Loss on transactions denominated in foreign currency	1,274,967	-
Change in fair value of digital assets	35,221	-
Depreciation and amortization	772,150	780,168
Changes in operating assets and liabilities:
Accounts receivable	426,329	164,010
Insurance recovery receivable	(1,313,766)	-
Interest receivable	161,713	(1,303,175)
Other receivables	(13,787)	-
Prepaid expenses and other current assets	(125,387)	40,468
Deposit	3,700,000	-
Accounts payable	2,051,566	641,038
Accrued expenses and other current liabilities	281,649	140,369
Operating lease liability	(784,424)	(760,066)
Deferred revenue	(521,535)	246,517
Total Adjustments	6,659,727	1,173,214
Net Cash Used In Operating Activities	(3,074,127)	(4,539,188)
Cash Flows From Investing Activities
Investment in unconsolidated affiliate	(2,451,300)	-
Purchase of land use rights	(1,680,862)	-
Proceeds from maturity of short-term investments	102,366,429	41,576,326
Purchases of short-term investments	(127,458,499)	(39,876,326)
Proceeds from sale of marketable securities	1,245,689	-
Issuance of loans receivable	(10,552,822)	(1,340,149)
Proceeds from repayment of short-term loan	4,500,000	1,340,149
Purchases of property and equipment	(55,536)	(13,414)
Net Cash (Used In) Provided By Investing Activities	(34,086,901)	1,686,586
Cash Flows From Financing Activities
Proceeds from issuance of common stock in share purchase agreement	-	2,000,000
Return of proceeds upon cancellation of common stock previously issued pursuant to a share purchase agreement	(6,600,000)	(2,000,000)
Proceeds from short-term loans	30,248,163	19,846,197
Repayment of short-term loans	(22,692,471)	-
Net Cash Provided By Financing Activities	955,692	19,846,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

(unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Effect of Exchange Rate Changes on Cash	38,509	(10,543)
Net (Decrease) Increase In Cash, Cash Equivalents, And Restricted Cash	(36,166,827)	16,983,052
Cash, cash equivalents, and restricted cash - Beginning of Period	59,242,802	21,320,583
Cash, cash equivalents, and restricted cash - End of Period	$23,075,975	$38,303,635

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$7,287,470	$33,303,635
Money market funds	15,788,505	-
Restricted cash	-	5,000,000
	$23,075,975	$38,303,635

Non-Cash Investing and Financing Activities:
Cumulative effect adjustment upon adoption of ASU 2023-08	$(89,428)	$-
ROU asset and lease liability	$-	$85,095

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements have been derived from the Company’s accounting records and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on June 9, 2025.

Investments in Equity Linked, Bond Linked, and ETF Linked Notes

The Company has elected the fair value option for recording its equity linked, bond linked, and ETF linked notes (the “Notes”), pursuant to ASC 825-10, Financial Instruments (“ASC 825”), whereby the hybrid instrument is initially recorded in its entirety at fair value and changes in fair value are recorded in other income (expense) on the condensed consolidated statements of operations. The Company determines the appropriate classification of these investments at the time of purchase and reevaluates such designation at each balance sheet date. The Notes are included in short-term investments on the Company’s balance sheet if the maturity date is less than one year from the balance sheet date.

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

As of June 30, 2025	Level 1	Level 2	Level 3	Total

Digital assets	$103,507	$-	$-	$103,507

Cash equivalent - money market funds	15,788,505	-	-	15,788,505

Marketable securities	3,006,165	-	-	3,006,165

Short-term investment - bond linked notes	-	12,013,920	-	12,013,920

Short-term investment - FX linked notes	-	6,049,410	-	6,049,410

Total	$18,898,177	$18,063,330	$-	$36,961,507

As of December 31, 2024	Level 1	Level 2	Level 3	Total

Digital assets	$49,300	$-	$-	$49,300

Cash equivalent - money market funds	40,007,612	-	-	40,007,612

Marketable securities	3,483,211	-	-	3,483,211

Total	$43,540,123	$-	$-	$43,540,123

The carrying amounts of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable, short-term investments (excluding equity, and bond linked notes), other receivable, deposits - current portion, interest receivable, loans receivable, accounts payable, operating lease liabilities – current portion, accrued liabilities, insurance recovery receivable, and loans payable approximate fair value due to the short-term nature of these instruments.

Bond and equity linked notes are categorized within level 2 of the fair value hierarchy, as the fair value is based on the price of the underlying equity securities or foreign exchange rates. See Note 3 – Short-Term Investments for further details on short-term investments.

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

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(4,811,134)	$(3,803,258)	$(9,647,618)	$(5,502,368)

Denominator:
Weighted average common shares outstanding	39,667,234	44,307,071	41,857,836	41,811,026
Less: weighted average unvested restricted shares	(355,000)	(1,095,000)	(458,950)	(776,126)
Denominator for basic and diluted net loss per share	39,312,234	43,212,071	41,398,885	41,034,900

Basic and Diluted Net Loss per Common Share	$(0.12)	$(0.09)	$(0.23)	$(0.13)

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of June 30,
	2025	2024
Unvested restricted common shares	355,000	1,095,000
Options	1,270,000	1,320,000
Warrants	-	20,091,549
Contingent consideration shares (1)	-	192,308
	1,625,000	22,698,857

(1)	Pursuant to an Amendment and Acknowledgement Agreement dated August 5, 2019, Holders who elected to convert their convertible debt into common stock were entitled to receive contingent consideration shares equal to the product of (i) 3,846,153 shares, multiplied by (ii) that holder’s investment amount, divided by (iii) $100,000,000, if at any time within five years after August 9, 2019, the last exchange-reported sale price of common stock trades at or above $13.00 for thirty (30) consecutive calendar days. Through August 9, 2024 (five years from August 9, 2019) $5,000,000 of convertible debt had been converted into common stock of the Company. No Contingent Consideration Shares were issued in connection with the conversion since the requirements for issuance were not met.

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

The Company recognizes revenue primarily from the following sources:

In-person revenue

In-person revenue was comprised of the following for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Event revenue	$565,352	$297,028	$1,586,034	$871,921
Sponsorship revenue	459,537	457,737	918,084	918,474
Food and beverage revenue	46,930	34,249	124,241	71,131
Ticket and gaming revenue	77,866	93,879	166,201	222,412
Merchandising revenue	11,310	34,469	23,190	88,622
Total in-person revenue	$1,160,995	$917,362	$2,817,750	$2,172,560

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Multiplatform revenue

Distribution revenue amounted to $80 and $52 for the three months ended June 30, 2025 and 2024, respectively. Distribution revenue amounted to $137 and $111 for the six months ended June 30, 2025 and 2024, respectively. The Company’s distribution revenue is generated primarily through the distribution of content to online channels. Any advertising revenue earned by online channels is shared with the Company. The Company recognizes online advertising revenue at the point in time when the advertisements are placed in the video content.

Casual mobile gaming revenue

Casual mobile gaming revenue amounted to $0.8 million and $1.7 million for the three months ended June 30, 2025 and 2024, respectively. Casual mobile gaming revenue amounted to $1.4 million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively. Casual mobile gaming revenue is generated through contractual relationships with various advertising service providers for advertisements within the Company’s casual mobile games. Advertisements can be in the form of an impression, click-throughs, videos, or banners. The Company has determined the advertising service provider to be its customer and displaying the advertisements within its games is identified as the single performance obligation. Revenue from advertisements is recognized when the ad is displayed or clicked and the advertising service provider receives the benefits provided from this service. The price can be determined by the applicable evidence of the arrangement, which may include a master contract or a third-party statement of activity.

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

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues Recognized at a Point in Time:
Food and beverage revenue	$46,930	$34,249	$124,241	$71,131
Ticket and gaming revenue	77,866	93,879	166,201	222,412
Merchandising revenue	11,310	34,469	23,190	88,622
Casual mobile games	758,408	1,722,454	1,376,731	2,846,258
Distribution revenue	80	52	137	111
Total Revenues Recognized at a Point in Time	894,594	1,885,103	1,690,500	3,228,534

Revenues Recognized Over a Period of Time:
Event revenue	565,352	297,028	1,586,034	871,921
Sponsorship revenue	459,537	457,737	918,084	918,474
Total Revenues Recognized Over a Period of Time	1,024,889	754,765	2,504,118	1,790,395
Total Revenues	$1,919,483	$2,639,868	$4,194,618	$5,018,929

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of June 30, 2025 and December 31, 2024, the Company had contract liabilities of $134,847 and $656,382, respectively, which is included in deferred revenue on the condensed consolidated balance sheet.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Through June 30, 2025, $641,652 of performance obligations in connection with contract liabilities included within deferred revenue on the December 31, 2024 consolidated balance sheet have been satisfied. The Company expects to satisfy the remaining performance obligations of $14,730 related to its December 31, 2024 deferred revenue balance within the next twelve months. During the six months ended June 30, 2025 and 2024, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Effective February 22, 2023, the Company entered into a sponsorship agreement which expires on April 2, 2026. The total contract price for this sponsorship agreement is $5.8 million. As of June 30, 2025, the aggregate transaction price allocated to the unsatisfied performance obligations under this agreement is approximately $1.4 million. The Company expects to recognize this revenue as the performance obligations are satisfied over the remaining term of the contract.

Digital Assets

The Company has ownership of and control over the digital assets and the Company may use third-party custodial services to secure them. The Company accounted for digital assets held as the result of the receipt of Ether, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other through December 31, 2024. Following the adoption of ASU 2023-08 effective January 1, 2025, the Company measures digital assets at fair value with changes recognized in other (expense) income in the condensed consolidated statement of operations. Refer to Note 8 – Digital Assets for further information regarding the Company’s impact of the adoption of ASU 2023-08.

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments, loans receivable, interest receivable, accounts receivable, other receivables, and deposits – current portion. The Company maintains cash deposits and short-term investments with major U.S. financial institutions that at various times may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2025, three customers represented 95% of the Company’s accounts receivable balance. Historically, the Company has not experienced any losses due to such concentration of credit risk.

During the three months ended June 30, 2025 and 2024, 40% and 65%, respectively, of the Company’s revenues were from customers located outside the United States. During the six months ended June 30, 2025 and 2024, 33% and 56%, respectively, of the Company’s revenues were from customers located outside the United States.

During the three months ended June 30, 2025, the Company’s three largest customers accounted for 37%, 24% and 15% of the Company’s consolidated revenues. During the six months ended June 30, 2025, the Company’s two largest customers accounted for 32%, and 22% of the Company’s consolidated revenues.

During the three months ended June 30, 2024, the Company’s two largest customers accounted for 65%, and 17% of the Company’s consolidated revenues. During the six months ended June 30, 2024, the Company’s two largest customers accounted for 56%, and 18% of the Company’s consolidated revenues.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (primarily United States Dollar, and Chinese Yuan). Since the acquisition of ZTech on October 31, 2023, Yuan-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.1395 and 0.1370 at June 30, 2025 and December 31, 2024, respectively) and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.1396 and 0.1381 for the three months ended June 30, 2025 and 2024, respectively, and (0.1379 and 0.1388 for the six months ended June 30, 2025 and 2024, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income (loss).

The Company engages in foreign currency denominated transactions with customers, suppliers, investment, and financing, as well as between subsidiaries with different functional currencies. (Losses) gains of ($0.5) million and $0.4 million arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency for the three months ended June 30, 2025 and 2024, respectively, are recognized in other (expense) income in the accompanying condensed consolidated statements of operations. (Losses) gains of ($1.1) million and $0.4 million arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency for the six months ended June 30, 2025 and 2024, respectively, are recognized in other (expense) income in the accompanying condensed consolidated statements of operations.

Segment Information

Reportable segments are components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The chief operating decision maker of Allied Gaming & Entertainment is the chief executive officer. Financial information for each of the separate entities are reviewed by chief operating decision maker. The operations of Allied Esports (video game events and tournaments), Z-Tech (casual mobile games) and Skyline (live concert promotion) are reported as separate operating segments. See Note 14 – Segment Data.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220 – 04). The ASU requires, among other items, additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the condensed consolidated statements of operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating the effect of adopting the ASU on its disclosures.

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

Tax Law Change

On July 4, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions.

The Company is currently evaluating the impact of the Tax Reform Act of 2025 on its condensed consolidated financial statements. The effects of the new law, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be reflected in the period of enactment and in future periods as additional guidance is issued and the Company completes its analysis.

Note 3 – Short-Term Investments

Short-term investments consist of the following:

	Certificates of Deposit	Fixed Rate Deposits	US Treasury Note	Equity Linked Notes	ETF Linked Notes	FX Linked Notes	Bond Linked Notes	Total Short-term Investments
Balance as of January 1, 2025	$3,800,000	$5,000,000	$-	$-	$-	$-	$-	$8,800,000
Purchases	4,010,000	15,433,500	29,954,520	5,000,000	10,000,000	6,060,479	57,000,000	127,458,499
Maturities	(3,800,000)	(5,000,000)	-	(5,000,000)	(10,000,000)		(45,000,000)	(68,800,000)
Fair value adjustment	-	-	-	-	-	(11,069)	13,920	2,851
Early withdrawals	(3,600,000)	-	(29,954,520)	-	-			(33,554,520)
Withdrawal penalty	(11,909)		-	-	-	-	-	(11,909)
Balance as of June 30, 2025	$398,091	$15,433,500	$-	$-	$-	$6,049,410	$12,013,920	$33,894,921

Short-term investments include certificates of deposit and fixed rate deposits with original maturities of greater than three months but less than or equal to twelve months when purchased. Interest income on certificates of deposit and fixed rate deposits amounted to $203,042 and $1,365,314 for the six months ended June 30, 2025 and 2024, respectively.

On May 20, 2025, the Company purchased 10-year U.S. Treasury Notes bearing a fixed interest rate of 4.25%. These notes were sold on May 30, 2025 at a loss of $22,640. Interest income on these notes amounted to $29,675.

On March 11, 2025, the Company entered into a three-month equity linked note which is an investment product that provides for a coupon amount of 9.0% per annum and an ultimate return (or loss) tied to the performance of the underlying equities.  The note is callable by the issuer at the end of each month at which time no further coupon amounts shall be payable. Interest income on this note for the six months ended June 30, 2025 amounted to $112,500.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

On March 11, 2025, the Company entered into a three-month exchange-traded fund (“ETF”) linked note which is an investment product that provides for a coupon amount of 0.75% per month (9% on an annualized basis) and an ultimate return (or loss) tied to the performance of the underlying ETF. The note is callable at the end of each month at which time no further coupon amounts shall be payable. Interest income on this note for the six months ended June 30, 2025 amounted to $225,000.

During the six months ended June 30, 2025, the Company entered into one three-month FX linked notes, an investment product which provides for a fixed interest payment of 6% per annum on the notional amount with the ultimate return or loss linked to the change in the Japanese Yen/United States Dollar exchange rate. Interest income on these notes for the six months ended June 30, 2025 amounted to $0.

During the six months ended June 30, 2025, the Company entered into three three-month bond linked notes which are investment products that provide for a coupon amount between 6.28% and 8.56% per annum and an ultimate return (or loss) tied to the performance of the underlying bond. Interest income on these two notes for the six months ended June 30, 2025 amounted to $616,500.

Note 4 – Marketable Securities

On October 15, 2024, the Company purchased $5,011,365 in certain publicly listed marketable securities through an open market transaction. The investment was initially recorded at cost and subsequently measured at fair value with the changes in fair value recorded in other income (expenses), net in the condensed consolidated statements of operations.

The following is a roll forward of the Company’s marketable securities balance during the six months ended June 30, 2025:

Balance as of January 1, 2025	$3,483,211
Proceeds from sale of marketable securities	(1,245,689)
Net realized / unrealized gain on marketable securities	512,593
Foreign currency transaction adjustment	256,050
Balance as of June 30, 2025	$3,006,165

Note 5 – Insurance Recovery Receivable

On July 10, 2025, the Company received a reimbursement of $1.3 million from its directors’ and officers’ insurance carrier representing the attorney fee award and its defense costs in excess of the policy’s retention amount. As this amount was collected subsequent to June 30, 2025, the Company recorded an insurance recovery receivable as of June 30, 2025. This reimbursement was approved by the carrier prior to June 30, 2025.

Note 6 – Loans Receivable

On July 2, 2024, AME-HK loaned an unrelated third party 1.324 billion JPY, or approximately $8.8 million (USD) under a six-month loan contract (“Loan 1”). The loan is fully guaranteed by certain assets of an individual (“the Guarantor”) and bears interest at 5% per annum, payable at maturity. On February 25, 2025, the loan was amended to extend the maturity date to June 30, 2025. In connection with the amendment, all accrued interest through March 31, 2025 was paid by the borrower. In addition, the collateral for this loan was increased to include a guarantee by a company (“Additional Guarantor”) wholly owned by the Guarantor. The repayment of this loan was not received on June 30, 2025, but is expected in full in the near term. On July 4, 2025, the borrower paid all accrued interest on the amended loan through June 30, 2025.

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

On October 10, 2024, AME-HK entered into a $5.1 million (USD) facility loan agreement with an unrelated third party. The loan bears interest at 8% per annum, payable at maturity. Each drawdown under the facility is repayable 180 days from the date of disbursement, and interest is calculated separately for each drawdown. As of December 31, 2024, a total of $4.5 million (USD) (“Loan 3a”) had been disbursed under the facility. On April 15, 2025, the unrelated third party fully repaid principal and accrued interest of approximately $4.7 million (USD) on Loan 3a as further described below. On February 24, 2025, March 4, 2025, and March 10, 2025, additional loans of $150K (USD), $350K (USD), and $100K (USD) were made under the facility loan agreement (collectively, “Loan 3b”). On April 15, 2025, the maturity date of the loan was extended to September 30, 2025, as further described below.

On March 27 and March 28, 2025, two additional loans of 38 million JPY or $250K (USD) and 30.5 million JPY or $200K (USD), respectively (together “Loan 4”), were issued to the borrower of Loan 3a and 3b (the Facility Borrower). Both loans mature on September 30, 2025. The loans are fully guaranteed by the Guarantor’s assets and bear interest at 8% per annum, payable at maturity.

On April 15, 2025, AME-HK and the Facility Borrower entered into a supplementary agreement to the loan contract under which (a) AME-HK issued a new loan of $9.5 million (USD) (“Loan 5”) of which approximately $4.7 million was used by the borrower to repay the $4.5 million loan (“Loan 3a”) dated October 10 and 14, 2024 and to pay all accrued interest through April 15, 2025, totaling approximately $184,000. The remaining $4.8 million was fully disbursed to the Facility Borrower on April 30, 2025, and (b) the maturity date of all loans were extended to September 30, 2025.

On April 15, 2025, AME-HK and the Additional Guarantor entered into a mortgage agreement, pursuant to which the Additional Guarantor pledged an equity interest it holds as collateral for Loan 1, Loan 2, Loan 4 and Loan 5. The fair value of the equity interest as of June 30, 2025 was well in excess of the principal balance of all outstanding loans receivable.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following is a roll forward of the Company’s loans receivable balance during the six months ended June 30, 2025:

Balance as of January 1, 2025	$17,629,915
Loans issued	10,552,822
Foreign currency transaction adjustment	1,130,852
Loans repaid	(4,500,000)
Balance as of June 30, 2025	$24,813,589

Note 7 – Land Use Rights, Net

On December 23, 2024, the Company entered into a 40-year contract with the Natural Resources and Planning Bureau of Lingshui Li Autonomous County (“Assignor”) for the assignment of approximately 3.2 acres of land owned by The People’s Republic of China (“PRC”). Under the terms of the contract, the Company paid a deposit of 16,230,000 RMB, or approximately $2.2 million (USD) on that date, with the remaining balance of 11,270,000 RMB, or approximately $1.5 million (USD) paid on April 22, 2025, when the land was delivered with all necessary pipeline laid in place.

Land use rights are recognized at cost less accumulated amortization. According to the Chinese laws and regulations regarding land use rights, land is owned by the state. However, in accordance with the legal principle that land ownership is separate from the right to the use of the land, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 40 years and amortizes the rights on a straight-line basis over that period.

The land use rights consisted of the following:

	June 30, 2025	December 31, 2024
Land use rights	$3,881,291	$-
Foreign currency transaction adjustment	70,556	-
Less: accumulated amortization	(16,272)	-
Total land use rights, net	$3,935,575	$-

Note 8 – Digital Assets

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

The following table sets forth changes in our digital assets for the six months ended June 30, 2025:

Balance, January 1, 2025	$49,300
Cumulative effect adjustment upon adoption of ASU 2023-08	89,428
Change in fair value of digital assets	(35,221)
Balance, June 30, 2025	$103,507

Note 9 – Investment In Unconsolidated Affiliate

On January 27, 2025, the Company made a $2.4 million capital contribution to Flywheel AB3 Investor LLC (“Flywheel AB3”), which in turn is a member of a limited liability company engaged in the production and distribution of an animated film (the “Film”). Under the terms of the LLC agreement of Flywheel AB3, the Company will make an additional capital contribution of $600,000 when notified in writing by the Board of Managers of Flywheel AB3.

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

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s investment in Flywheel AB3 represents a 33% ownership interest which is accounted for under the equity method of accounting because the Company has the ability to exercise significant influence over Flywheel AB3 but does not control it. The investment in Flywheel AB3 is initially recorded at cost and will be adjusted each period for the Company’s proportionate share of Flywheel AB3’s net income or loss, as well as any distributions or impairment, as required. The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. As of June 30, 2025, the carrying amount of the Company’s investment in Flywheel AB3 was $2,451,300. The Company’s share of net income from Flywheel AB3 during the six months ended June 30, 2025 was $0. No impairment was recorded during the six months ended June 30, 2025.

Note 10 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2025	2024
Compensation expense	$234,254	$269,064
Event costs	26,838	34,722
Legal and professional fees	1,073,604	641,336
Other accrued expenses	189,592	-
Other current liabilities	-	206,285
Accrued expenses and other current liabilities	$1,524,288	$1,151,407

Note 11 – Loans Payable

AME-HK is party to a $35 million credit facility (the “Credit Facility”) provided by Morgan Stanley Bank Asia Limited in connection with the Company’s $40 million investment in 12-month certificates of deposit with the Bank. The credit facility includes term loans, bank overdrafts, margin loans and certain other borrowings.

On June 28, 2024, AME-HK borrowed 1.6 billion JPY or approximately $10.6 million (USD) (“Loan A”) under the credit facility. This 12-month term loan bears interest at a fixed rate of 0.45% per annum, payable at maturity on June 30, 2025. The loan was repaid on June 30, 2025.

On July 23, 2024, AME-HK borrowed an additional 677.7 million JPY or approximately $4.5 million (USD) (“Loan B”) under the credit facility. This 12-month term loan bears interest at a fixed rate of 0.45% per annum, payable at maturity on July 23, 2025. On that date, this loan was refinanced with a new 3-month loan bearing interest at 1.38%, payable at maturity on October 23, 2026.

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

On March 28, 2025, AME-HK borrowed an additional 1.63 billion JPY or approximately $10.9 million (USD) (“Loan F”) under the Credit Facility. This 12-month term loan bears interest at a fixed rate of 0.93% per annum, payable at maturity on March 30, 2026. A portion of proceeds from Loan F was used on the same day to refinance an existing loan of 837.5 million JPY or approximately $5.5 million (USD) (“Loan G”) under the Credit Facility that was originally due to mature on May 14, 2025.

On June 30, 2025, AME-HK borrowed an additional 1.60 billion JPY or approximately $11.1 million (USD) (“Loan H”) under the Credit Facility. This 3-month term loan bears interest at a fixed rate of 1.36% per annum, payable at maturity on September 30, 2025.

The following is a roll forward of the Company’s loans payable balance during the six months ended June 30, 2025:

Balance as of January 1, 2025	$25,756,757
Additional borrowings under credit facility	30,248,163
Repayment of borrowings	(22,692,471)
Foreign currency transaction adjustment	2,664,720
Balance as of June 30, 2025	$35,977,169

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Loans payable as of June 30, 2025 consist of the following:

		Interest	Balance Outstanding as of June 30,
Loan Dated	Matures	Rate	2025
July 23, 2024	July 23, 2025	0.45%	$4,699,753
January 31, 2025	January 31, 2026	0.92%	6,575,389
March 11, 2025	March 11, 2026	0.91%	2,322,428
March 28, 2025	March 28, 2026	0.93%	11,303,549
June 30, 2025	September 30, 2025	1.36%	11,076,050
			$35,977,169

The weighted average interest rate on the Company’s outstanding loans payable as of June 30, 2025 is 1.00%. Other than discussed above, the proceeds of these low interest loans were used to acquire the equity, fixed rate deposit, US Treasury, and ETF, FX and bond linked notes discussed in Note 3 – Short Term Investments, marketable securities discussed in Note 4 – Marketable Securities, and the loans discussed in Note 6 – Loans Receivable. Interest expense incurred on the Company’s loans payable during the three and six months ended June 30, 2025 was $66,878 and $108,132, respectively. Interest expense incurred on the Company’s loans payable during the three and six months ended June 30, 2024 was $17,946 and $18,222, respectively.

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

On June 11, 2025, the Company filed a lawsuit against Knighted Pastures, LLC, Roy Choi, Naomi Choi, and Yiu-Ting So for violations of Section 13 of the Securities Exchange Act of 1934, and failures to comply with Allied’s Bylaws by Knighted and Roy Choi. The Company filed a motion for preliminary injunction seeking certain preliminary relief to preserve the status quo. The preliminary injunction motion was heard on July 28 and, on August 1, the Court granted in part and denied in part the Company’s motion, ordering to enjoin any vote at the Company’s 2024 and 2025 Annual Meeting regarding changes to the composition of Allied’s board of directors. This case is currently pending in the U.S. District Court for the Central District of California before the Honorable Fernando L. Aenlle-Rocha.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

On July 10, 2025, the Company received a reimbursement of $1.3 million from its directors’ and officers’ insurance carrier representing the attorney fee award and its defense costs in excess of the policy’s retention amount. As this amount was collected subsequent to June 30, 2025, the Company recorded an insurance recovery receivable as of June 30, 2025.

Since the Company is unable to reasonably estimate the amount of the loss, or range of loss, related to the Second Knighted Action, no accrual for this contingency has been included in the accompanying condensed consolidated financial statements.

Timothy G. Schuebel

On September 25, 2024, Timothy G. Schuebel, an AGAE stockholder, filed a complaint captioned Timothy G. Schubel v. Allied Gaming & Entertainment, Inc. et al., C.A. No. 2024-0996-JTL, seeking to represent a class of AGAE stockholders and alleging that the Shareholder Rights Plan of the Company, dated February 9, 2024 (the “Rights Plan”), contained provision(s) that were contrary to Delaware law. The Company’s board of directors is evaluating the claims related to the Rights Plan, and the Company and its board of directors’ legal rights. On May 30, 2025, the Board approved an amendment to certain provisions in Plan governing liabilities and fiduciary duties of directors under applicable Delaware law and mooting the claims. The matter is presently pending.

Since the Company is unable to reasonably estimate the amount of the loss, or range of loss, related to the Timothy G. Schuebel Action, no accrual for this contingency has been included in the accompanying condensed consolidated financial statements.

Operating Leases

The Company’s aggregate lease expense incurred during the three months ended June 30, 2025 and 2024 amounted to $441,583 and $457,690, respectively, of which $349,536 and $349,605, respectively, is included within in-person costs and $92,047 and $108,085, respectively, is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

The Company’s aggregate operating lease expense incurred during the six months ended June 30, 2025 and 2024 amounted to $874,787 and $905,105, respectively, of which $699,140 and $699,210, respectively, is included within in-person costs and $175,647 and $205,895, respectively, is included in general and administrative expenses on the accompanying condensed consolidated statements of operations

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Six Months Ended
	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$784,424	$760,066

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$85,095

Weighted Average Remaining Lease Term (Years)
Operating leases	2.86	3.85

Weighted Average Discount Rate
Operating leases	5.04%	5.00% - 5.75%

 A summary of the Company’s remaining operating lease liabilities as of June 30, 2025 is as follows:

For the Years Ending December 31,	Amount
2025	$937,666
2026	1,850,672
2027	1,736,369
2028	712,500
Total lease payments	5,237,207
Less: amount representing imputed interest	(418,236)
Present value of lease liability	4,818,971
Less: current portion	(1,640,841)
Lease liability, non-current portion	$3,178,130

Investment in Unconsolidated Affiliate

See Note 9 – Investment In Unconsolidated Affiliate for additional information related to an additional capital contribution commitment of $600,000 to Flywheel AB3.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 13 – Stockholders’ Equity

Securities Purchase Agreement

On October 18, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Blue Planet New Energy Technology Limited (“Blue Planet”), pursuant to which the Company agreed to sell and issue, and Blue Planet agreed to purchase, (i) 6,000,000 shares of common stock of the Company at a purchase price of $1.10 per share for a total purchase price of $6,600,000 and (ii) a corresponding warrant (the “Warrant”) to purchase up to 6,000,000 shares of common stock, with an exercise price of $1.80 per share, which represents a 50% premium to the closing sales price of the common stock on October 17, 2024 (the “Warrant Shares” and together with the Purchased Shares and the Warrant, the “Registrable Securities”) (such transaction, the “Transaction”). The Warrant expired five years from the date of issuance. The Company determined that the Warrant should be equity-classified, primarily because it is indexed to the Company’s own stock and it meets the requirements for equity classification. Accordingly, because both the common stock and the Warrant were equity-classified, it wasn’t necessary to allocate the proceeds or the issuance costs to the respective securities. The Securities Purchase Agreement was subject to customary representations, warranties, covenants and conditions. In addition, Blue Planet was subject to a 6-month lock-up period commencing from the date of closing. Total issuance costs were $247,732 including $198,000 in advisory fees and $49,732 in legal fees.

The Securities Purchase Agreement did not contain any voting commitment, and Blue Planet could vote its shares of common stock in its discretion for any matter requiring a vote of the Company’s stockholders. The Warrant could not be exercised if Blue Planet, together with its affiliates, would beneficially own more than 19.99% of the number of shares of the common stock outstanding immediately after giving effect to such exercise, unless the Company obtained shareholder approval pursuant to applicable NASDAQ rules. Finally, the Company agreed to register the resale of Registrable Securities pursuant to a registration statement to be filed under the Securities Act of 1933, as amended.

On April 25, 2025, the Company and Blue Planet entered into a termination agreement pursuant to which each party agreed to terminate the Securities Purchase Agreement. Pursuant to the termination agreement, the Company agreed to refund the $6,600,000 and in exchange Blue Planet transferred back to the Company all of the shares of common stock and warrants to purchase shares of common stock.

Warrants

A summary of the warrant activity for the six months ended June 30, 2025 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2025	7,454,546	$2.25
Issued	-	-
Reversal upon termination of securities purchase agreement	(6,000,000)	2.25
Forfeited	(1,454,546)	2.25
Outstanding, June 30, 2025	-	$-	-	$-
Exercisable, June 30, 2025	-	$-	-	$-

Note 14 – Segment Reporting

Each of the Company’s business segments offer different, but synergistic products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker is our Chief Executive Officer. The Chief Executive Officer assesses performance for the segments and decides how to allocate resources based on segment profit or loss. The Company does not have any intra-entity sales or transfers. Further, unallocated corporate assets not directly attributable to any one of the business segments and unallocated corporate operating losses resulting from general corporate overhead expenses not directly attributable to any one of the business segments are reported separate from the Company’s identified segments and included under Corporate in the tables presented below.

The Company’s business consists of three reportable business segments:

●	Esports, provided through Allied Esports, including video game events and tournaments.

●	Casual mobile gaming, provided through ZTech.

●	Live concert promotion and events organizing, provided through Skyline.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s significant segment revenues and expenses for the three and six months ended June 30, 2025 and 2024 are as follows:

	For the Three Months Ended June 30,
	2025					2024
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total
Revenue
In-person	$1,160,995	$-	$-	$-	$1,160,995	$917,362	$-	$-	$-	$917,362
Multiplatform content	80	-	-	-	80	52	-	-	-	52
Casual mobile gaming (3)	-	758,408	-	-	758,408	-	1,722,454	-	-	1,722,454
Total Revenue	1,161,075	758,408	-	-	1,919,483	917,414	1,722,454	-	-	2,639,868
Costs and Expenses
In-person (excludes depreciation)	617,717	-	-	-	617,717	502,203	-	-	-	502,203
Casual mobile gaming (excludes depreciation)	-	736,382	-	-	736,382	-	1,561,165	-	-	1,561,165
Professional fees	109,828	34,188	139,760	3,993,667	4,295,308	59,776	86,522	40,091	3,585,288	3,771,677
Salaries and benefits	597,085	82,597	80,107	286,459	1,046,248	595,963	-	-	232,834	828,797
Selling and marketing expense	6,877	-	-	74,794	81,671	625	-	-	53,736	54,361
Other expenses [1]	246,901	3,313	2,193	271,664	532,577	177,579	9,385	69,838	179,055	435,857
Depreciation and amortization	219,929	150,335	-	19,448	389,712	229,967	141,395	-	31,336	402,698
Stock based compensation	3,864	-	-	186,898	190,762	3,864	-	-	195,966	199,830
Research and development expense	-	28,052	-	115,093	143,145	-	173,533	-	-	173,533
Total Expense	1,802,201	1,039,177	222,060	4,948,023	8,011,461	1,569,977	1,972,000	109,929	4,278,215	7,930,120
Segment loss	(641,126)	(280,769)	(222,060)	(4,948,023)	(6,091,978)	(652,563)	(249,546)	(109,929)	(4,278,215)	(5,290,252)
All other segment items (2)	27,384	-	(104,482)	1,335,109	1,258,011	(229)	(220,611)	31,882	1,596,260	1,407,301
Consolidated pre-tax net loss	$(613,742)	$(280,769)	$(326,542)	$(3,612,914)	$(4,833,967)	$(652,792)	$(470,157)	$(78,047)	$(2,681,955)	$(3,882,951)

	For the Six Months Ended June 30,
	2025					2024
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total
Revenue
In-person	$2,817,750	$-	$-	$-	$2,817,750	$2,172,560	$-	$-	$-	$2,172,560
Multiplatform content	137	-	-	-	137	111	-	-	-	111
Casual mobile gaming (3)	-	1,376,731	-	-	1,376,731	-	2,846,258	-	-	2,846,258
Total Revenue	2,817,887	1,376,731	-	-	4,194,618	2,172,671	2,846,258	-	-	5,018,929
Costs and Expenses
In-person (excludes depreciation)	1,478,271	-	-	-	1,478,271	1,138,166	-	-	-	1,138,166
Casual mobile gaming (excludes depreciation)	-	1,318,572	-	-	1,318,572	-	2,498,070	-	-	2,498,070
Professional fees	179,760	66,434	212,075	7,532,400	8,008,534	159,485	188,023	66,091	4,419,919	4,833,518
Salaries and benefits	1,198,546	176,400	129,796	596,236	2,100,978	1,195,625	-	-	469,280	1,664,905
Selling and marketing expense	16,563	-	2,500	102,595	121,658	4,211	-	-	103,838	108,049
Other expenses [1]	512,734	6,367	4,365	575,178	1,107,150	461,764	20,102	70,328	366,957	922,891
Depreciation and amortization	439,784	294,323	-	38,043	772,150	466,139	252,574	-	61,455	780,168
Stock based compensation	7,622	-	-	371,576	379,198	13,228	-	-	660,680	673,908
Research and development expense	-	58,576	-	215,193	273,769	-	368,744	-	-	368,744
Total Expense	3,833,280	1,924,982	348,736	9,431,221	15,538,219	3,438,618	3,327,513	136,419	6,082,129	12,984,679
Segment loss	(1,015,393)	(548,251)	(348,736)	(9,431,221)	(11,343,601)	(1,265,947)	(481,255)	(136,419)	(6,082,129)	(7,965,750)
All other segment items (2)	(35,764)	14,811	(121,737)	1,752,437	1,609,747	1,762	352,675	55,486	1,843,425	2,253,348
Consolidated pre-tax net loss	$(1,051,157)	$(533,440)	$(470,473)	$(7,678,784)	$(9,733,854)	$(1,264,185)	$(128,580)	$(80,933)	$(4,238,704)	$(5,712,402)

[1]	Other expense includes insurance, utilities, repair and maintenance, office supplies, sales and marketing, travel and entertainment, rent, and property tax expenses.

[2]	All other items include investments in money market funds and marketable securities, foreign currency transactions, fair value adjustment for digital assets, and other income and expenses including interest.

[3]	Excludes $65,000 of intercompany revenue which are eliminated upon consolidation.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s significant segment assets as of June 30, 2025 and December 31, 2024 are as follows:

	As of June 30, 2025					As of December 31, 2024
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total

Total assets for reportable segments:
Goodwill and intangible assets, net	$14,731	$7,561,670	$-	$176,447	$7,752,848	$17,807	7,697,633	$-	$196,625	$7,912,065
Property and equipment, net	2,589,228	16,359	-	8,029	2,613,616	2,970,762	20,232	-	9,088	3,000,082
Other segment assets (1)	4,823,704	321,705	63,185	93,001,843	98,210,437	5,930,764	425,660	7,373,683	88,045,005	101,775,112
Total consolidated assets	$7,427,663	$7,899,734	$63,185	$93,186,319	$108,576,901	$8,919,333	$8,143,525	$7,373,683	$88,250,718	$112,687,259

[1]	Other segment assets include cash and cash equivalents, investments, receivables, prepaid expenses and other current assets, digital assets, right-of-use assets, and deposits.

The Company’s assets by geographic location are as follows:

	As of
	June 30, 2025	December 31, 2024
Total assets by geographic location:
United States	$12,650,394	$25,191,733
China	95,926,507	87,495,526
Total consolidated assets	$108,576,901	$112,687,259

The Company’s disaggregated revenues by geographic location for the three and six months ended June 30, 2025 and 2024 are as follows:

	For the Three months Ended		For the Six months Ended
	June 30		June 30
	2025	2024	2025	2024
Total revenues by geographic location:
United States	$1,161,075	$917,414	$2,817,887	$2,172,671
China	758,408	1,722,454	1,376,731	2,846,258
Total consolidated revenues	$1,919,483	$2,639,868	$4,194,618	$5,018,929

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of Allied Gaming & Entertainment Inc. (the “Company”) as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2024, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on June 9, 2025. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company and its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

Allied Experiential Entertainment (“AEE”) focuses on orchestrating live entertainment events and offers management and consultation service to experiential entertainment venue operations. In January 2025, AEE made a strategic investment by acquiring a minority interest stake in a partnership engaged in the production and distribution of an animated film. The Angry Birds Movie 3, which will allow us to potentially receive profits generated by the movie after it is released. This initiative underscores Allied’s commitment to investing in iconic intellectual properties with broad, cross-generational appeal and multi-platform potential; supporting the Company’s growth strategy and expanding its global audience reach.

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

In December 2022, we expanded our business plans to include a broader array of entertainment and gaming products and services, pursuant to which we will continue to pursue various acquisitions, joint ventures, and other such strategic opportunities. Our business plan requires significant capital expenditures, and we expect our operating expenses to increase as we continue to expand our marketing efforts and operations in existing and new geographies as well as new vertical markets (including live influencer events, top artist events and concerts, experiential entertainment, casual mobile gaming, live streaming platforms and channels, interactive content monetization, and online esports tournament and gaming subscription platforms), which we believe will provide attractive returns on investment.

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

Noncompliance with Nasdaq Listing Rules

On June 18, 2025, the Company received a notice from the Staff of Nasdaq indicating that, based on the Company’s non-compliance with Listing Rule 5620(a), which requires the Company to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end, the Staff determined to initiate procedures to delist the Company’s securities unless the Company requested an appeal to a Nasdaq Hearings Panel (the “Panel”) by June 25, 2025. On June 25, 2025, the Company submitted to the Staff a Request for Additional Stay, requesting a further stay of any suspension action pending the conclusion of the hearing process. Also on June 25, 2025, the Company received from the Staff a letter providing formal notice that the Panel will consider the Company’s appeal at an oral hearing. The hearing was held on July 31, 2025 and the Panel’s decision is currently pending.

The Company held its Annual Meeting on August 4, 2025, and the results of the Annual Meeting were disclosed on our Current Form 8-K filed with the SEC on August 7, 2025.

Recent Developments

Chief Executive Officer Transition

On June 24, 2025, the Board of Directors (the “Board”) accepted the resignation of Ms. Yinghua Chen as Chief Executive Officer of the Company. Ms. Chen will continue to serve the Company in a senior strategic capacity as the Chief Executive Officer of the Company’s wholly owned subsidiary, AEI where Ms. Chen will focus on advancing AEI’s unique content strategy, including the development and integration of global animation intellectual property and gaming assets. In addition, on June 24, 2025, the Board appointed Mr. Yangyang (James) Li as Chief Executive Officer of the Company, effective immediately. Mr. Li will continue to serve as President and Chairman of the Board.

Other

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are currently assessing the legislation and its effect on our consolidated financial statements.

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

Results of Operations for the Three Months Ended June 30, 2025 and 2024

	For the Three Months Ended
	June 30,		Favorable
(in thousands)	2025	2024	(Unfavorable)
Revenues:
In-person	$1,161	$917	$244
Casual mobile gaming	758	1,723	(965)
Total Revenues	1,919	2,640	(721)
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	618	502	(116)
Casual mobile gaming (exclusive of depreciation and amortization)	736	1,561	825
Research and development expenses	167	174	7
Selling and marketing expenses	82	54	(28)
General and administrative expenses	6,032	5,236	(796)
Depreciation and amortization	376	403	27
Total Costs and Expenses	8,011	7,930	(81)
Loss From Operations	(6,092)	(5,290)	(802)
Other (Expense) Income:
Other (expense) income, net	(56)	14	(70)
Realized gain on investment in money market fund	20	-	20
Gain on investment in marketable securities	788	-	788
(Loss) gain on foreign currency transactions, net	(536)	351	(887)
Change in fair value of digital assets	28	-	28
Interest income, net	1,014	1,042	(28)
Pre-Tax Loss	(4,834)	(3,883)	(951)
Income tax benefit	-	-	-
Net Loss	$(4,834)	$(3,883)	$(951)

Revenues

In-person experience revenues increased by approximately $0.2 million, or 27%, to approximately $1.2 million for the three months ended June 30, 2025 from approximately $0.9 million for the three months ended June 30, 2024. The increase in in-person revenues resulted from higher revenue generated from arena events, including both the quantity of events and the average revenue per event.

Casual mobile gaming revenue was $0.8 million for the three months ended June 30, 2025 and $1.7 million for the three months ended June 30, 2024, respectively. The decrease in casual mobile games revenue was primarily due to the contraction of the online card game market as well as increasing competition from new mobile game developers.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) increased by approximately $0.1 million, or 23%, to approximately $0.6 million for the three months ended June 30, 2025 from approximately $0.5 million for the three months ended June 30, 2024. The increase is the result of the costs associated with the quantity of events held at the arena during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Casual mobile gaming costs (exclusive of depreciation and amortization) were $0.7 million for the three months ended June 30, 2025 and $1.6 million for the three months ended June 30, 2024, respectively, resulting from a decrease in user incentive and user acquisition costs associated with the decline in revenues during the period.

Research and development expenses were $167 thousand and $174 thousand for the three months ended June 30, 2025 and 2024, respectively. Research and development expenses consist principally of costs related to the development of new casual mobile games for ZTech.

Selling and marketing expenses increased by approximately $28 thousand, or 52%, to approximately $82 thousand for the three months ended June 30, 2025 from approximately $54 thousand for the three months ended June 30, 2024.

General and administrative expenses increased by approximately $0.8 million, or 15%, to approximately $6.0 million for the three months ended June 30, 2025, from approximately $5.2 million for the three months ended June 30, 2024. The increase in general and administrative expenses resulted primarily from a $1.5 million increase in legal and professional fees incurred in connection with complaints filed by a dissident stockholder along with a proxy contest between the Company and such stockholder, a $0.2 million increase in audit and tax fees, as well as a $0.4 million increase in salaries and other G&A costs related to two new subsidiaries (BLT and ACD). This increase was partially offset by a $1.3 million decrease in legal and professional fees resulting from an insurance reimbursement for costs incurred in connection with the shareholder complaints.

Depreciation and amortization decreased by approximately $27 thousand, or 7%, to approximately $376 thousand for the three months ended June 30, 2025, from approximately $403 thousand for the three months ended June 30, 2024. The decrease was mainly due to the impairment of software licenses at December 31, 2024.

Other (expense) income, net

We recognized other non-operating expense, net, of approximately $56 thousand during the three months ended June 30, 2025, compared to $14 thousand of other income, net, recorded for the three months ended June 30, 2024, representing an increase in other expense, net of $70 thousand. The increase is primarily attributable to a loss recognized on the sale of treasury bonds.

Realized gain on investment in money market fund

We realized a gain on an investment in a money market fund of $20 thousand for the three months ended June 30, 2025, resulting from a change in the fair value of the money market funds between the purchase date and June 30, 2025. There were no investments in money market funds for the three months ended June 30, 2024.

Gain on investment in marketable securities

The Company recognized a gain of $0.8 million on its investments in marketable securities during the three months ended June 30, 2025, due to the change in fair value of the marketable securities during the period. There were no investments in marketable securities for the three months ended June 30, 2024.

(Loss) gain on foreign currency transactions, net

The loss on foreign currency transactions was approximately $0.5 million for the three months ended June 30, 2025 compared to a $0.4 million gain for the three months ended June 30, 2024. The increase in loss is a result of changes in the exchange rate of the Japanese Yen to United States Dollar between the dates certain loans payable were borrowed, the dates certain loans receivable were issued, and the dates certain equity linked notes, bond linked notes, FX linked notes and foreign securities were purchased and the June 30, 2025 and 2024 remeasurement date.

Change in fair value of digital assets

The increase in the fair value of digital assets was approximately $28 thousand and $0 for the three months ended June 30, 2025 and 2024, respectively. We adopted ASU 2023-08 on January 1, 2025, which requires entities to measure crypto assets at fair value. The increase in fair value is a result of the increase in the fair value of Ethereum from March 31, 2025.

Interest income, net

Interest income, net, was approximately $1.0 million for the three months ended June 30, 2025 and 2024. Interest income is a result of interest earned on fixed term deposits and equity, bond, and FX linked notes, as well as interest earned on loans receivable during the period.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

	For the Six Months Ended
	June 30,		Favorable
(in thousands)	2025	2024	(Unfavorable)

Revenues:
In-person	$2,818	$2,173	$645
Casual mobile gaming	1,377	2,846	(1,469)
Total Revenues	4,195	5,019	(824)
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	1,478	1,138	(340)
Casual mobile gaming (exclusive of depreciation and amortization)	1,319	2,498	1,179
Research and development expenses	348	369	21
Selling and marketing expenses	122	108	(14)
General and administrative expenses	11,513	8,092	(3,421)
Depreciation and amortization	759	780	21
Total Costs and Expenses	15,539	12,985	(2,554)
Loss From Operations	(11,344)	(7,966)	(3,378)
Other (Expense) Income:
Other (expense) income, net	(32)	1	(33)
Realized gain on investment in money market fund	386	-	386
Gain on investment in marketable securities	513	-	513
(Loss) gain on foreign currency transactions, net	(1,101)	351	(1,452)
Change in fair value of digital assets	(35)	-	(35)
Interest income, net	1,879	1,902	(23)
Pre-Tax Loss	(9,734)	(5,712)	(4,022)
Income tax benefit	-	-	-
Net Loss	$(9,734)	$(5,712)	$(4,022)

In-person experience revenues increased by approximately $0.6 million, or 30%, to approximately $2.8 million for the six months ended June 30, 2025 from approximately $2.2 million for the six months ended June 30, 2024. The increase in in-person revenues resulted from higher revenue generated from arena events, including both the quantity of events and the average revenue per event.

Casual mobile gaming revenue was $1.4 million for the six months ended June 30, 2025 and $2.8 million for the six months ended June 30, 2024, respectively. The decrease in casual mobile games revenue was primarily due to the contraction of the online card game market as well as increasing competition from new mobile game developers.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) increased by approximately $0.3 million, or 30%, to approximately $1.5 million for the six months ended June 30, 2025 from approximately $1.1 million for the six months ended June 30, 2024. The increase is the result of the costs associated with third party events at the arena held during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Casual mobile gaming costs (exclusive of depreciation and amortization) were $1.3 million for the six months ended June 30, 2025 and $2.5 million for the six months ended June 30, 2024, respectively, resulting from a decrease in user incentive, user acquisition and other associated with the decline in revenues.

Research and development expenses were $348 thousand and $369 thousand for the six months ended June 30, 2025 and 2024, respectively. Research and development expenses consist principally of costs related to the development of new casual mobile games for ZTech.

Selling and marketing expenses increased by approximately $14 thousand, or 13%, to approximately $122 thousand for the six months ended June 30, 2025 from approximately $108 thousand for the six months ended June 30, 2024.

General and administrative expenses increased by approximately $3.4 million, or 42%, to approximately $11.5 million for the six months ended June 30, 2025, from approximately $8.1 million for the six months ended June 30, 2024. The increase in general and administrative expenses resulted primarily from a $3.8 million increase in legal and other professional fees incurred in connection with complaints filed by a dissident stockholder along with a proxy contest between the Company and such stockholder, a $0.2 million increase in audit and tax fees, a $0.1 million increase in salaries due to the hiring of Mr. Li as new President of the Company in April of 2024, a $0.8 million increase in salaries and other G&A costs related to two new subsidiaries (BLT and ACD), as well as a $0.1 million increase in directors’ and officers’ insurance costs. These increases were partially offset by a $1.3 million decrease in legal and professional fees resulting from an insurance reimbursement for costs incurred in connection with the second shareholder complaint and a decrease in stock-based compensation of $0.3 million due to restricted share awards granted on February 22, 2024 in which a portion immediately vested.

Depreciation and amortization decreased by approximately $21 thousand, or 3%, to approximately $0.8 million for the six months ended June 30, 2025, from approximately $0.8 million for the six months ended June 30, 2024. The decrease was mainly due to the impairment of software licenses at December 31, 2024.

Other (expense) income, net

We recognized other non-operating expense, net, of approximately $32 thousand during the six months ended June 30, 2025, compared to $1 thousand of other income, net, recorded for the six months ended June 30, 2024, representing an increase in other expense, net of $33 thousand. The increase is primarily attributable to a loss recognized on the sale of treasury bonds minus a gain recorded on the sale of marketable securities.

Realized gain on investment in money market fund

We realized a gain on an investment in a money market fund of $0.4 million for the six months ended June 30, 2025, resulting from the change in the fair value of the money market funds between the purchase date and June 30, 2025. There were no investments in money market funds for the six months ended June 30, 2024.

Gain on investment in marketable securities

The Company recognized a gain of $0.5 million on its investments in marketable securities during the six months ended June 30, 2025, due to the change in the fair value of the marketable securities during the period. There were no investments in marketable securities for the six months ended June 30, 2024.

(Loss) gain on foreign currency transactions, net

The loss on foreign currency transactions was approximately $1.1 million for the six months ended June 30, 2025 compared to a $0.4 million gain for the six months ended June 30, 2024. The increase in loss is a result of changes in the exchange rate of the Japanese Yen to United States Dollar between the dates certain loans payable were borrowed, the dates certain loans receivable were issued, and the dates certain equity linked notes, bond linked notes, ETF linked notes and foreign securities were purchased and the June 30, 2025 and 2024 remeasurement date.

Change in fair value of digital assets

The decrease in the fair value of digital assets was approximately $35 thousand and $0 for the six months ended June 30, 2025 and 2024, respectively. We adopted ASU 2023-08 on January 1, 2025, which requires entities to measure crypto assets at fair value. The decrease in fair value is a result of the decrease in the fair value of Ethereum from the date of adoption.

Interest income, net

Interest income, net, was approximately $1.9 million for both the six months ended June 30, 2025 and 2024. Interest income is a result of the interest earned on fixed term deposits and equity, bond, and ETF linked notes, as well as interest earned on loans receivable during the period.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital at June 30, 2025 and December 31, 2024, respectively:

	June 30,	December 31,
(in thousands)	2025	2024
Current Assets	$87,529	$94,746
Current Liabilities	$42,654	$30,478
Working Capital Surplus	$44,875	$64,268

Our primary sources of liquidity and capital resources have been cash from operations, cash and short-term investments on the balance sheet, including the funds received through the sale of World Poker Tour, and interest income from loan facilities that we provide to certain qualified borrowers.

As of June 30, 2025, we had cash and cash equivalents of approximately $23.1 million (not including $33.9 million of short-term investments and $3.0 million of marketable securities) and working capital of approximately $44.9 million.

Cash requirements for our current liabilities include approximately $36.0 million for loans payable, approximately $4.9 million in the aggregate for accounts payable and accrued expenses, and approximately $1.6 million for the current portion of an operating lease liability. Cash requirements for non-current liabilities include approximately $3.2 million for the non-current portion of an operating lease liability. The Company intends to meet these cash requirements from its current cash, short-term investments, and marketable securities balances.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(3,074)	$(4,539)
Investing activities	$(34,087)	$1,687
Financing activities	$956	$19,846

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 and 2024 was approximately $3.1 million and $4.5 million, respectively, representing decreased usage of cash of $1.5 million. During the six months ended June 30, 2025 and 2024, the net cash used in operating activities was primarily attributable to the net loss of approximately $9.7 million and $5.7 million, respectively, adjusted for approximately $2.8 million and $2.0 million, respectively, of net non-cash expenses, and approximately $3.9 million and ($0.8 million), respectively, of cash generated by or (used to fund) changes in the levels of operating assets and liabilities.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was approximately $34.1 million, which consisted of $127.5 million used for the purchase of short-term investments, $10.6 million used for loans receivable, $1.7 million used for the purchase of land use rights, and $2.5 million used for the investments in unconsolidated affiliate, partially offset by $102.4 million in proceeds from the maturing of short-term investments, $4.5 million from proceeds from repayment of short-term loans, and $1.2 million from proceeds from the sale of marketable securities.

Net cash provided by investing activities for the six months ended June 30, 2024 was approximately $1.7 million, which consisted of approximately $41.6 million in proceeds from the maturing of short-term investments, partially offset by approximately $39.9 million used for the purchase of short-term investments.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was approximately $1.0 million compared to approximately $19.8 million of net cash provided by financing activities during the six months ended June 30, 2024. Net cash provided by financing activities during the six months ended June 30, 2025 represented proceeds from a short-term loan of $30.2 million, which is partially offset by a repayment of short-term loans of $22.7 million and payment upon cancellation of common stock previously issued of $6.6 million,

Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $19.8 million. Net cash provided by financing activities during the six months ended June 30, 2024 represented proceeds from a short-term loan of approximately $19.8 million and proceeds from the issuance of common stock in a share purchase agreement of $2.0 million, offset by the $2.0 million return of proceeds upon cancellation of common stock previously issued.

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

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 11, 2025, the Company filed a lawsuit against Knighted Pastures, LLC, Roy Choi, Naomi Choi, and Yiu-Ting So for violations of Section 13 of the Securities Exchange Act of 1934, and failures to comply with Allied’s Bylaws by Knighted and Roy Choi. The Company filed a motion for preliminary injunction seeking certain preliminary relief to preserve the status quo. The preliminary injunction motion was heard on July 28 and, on August 1, the Court granted in part and denied in part the Company’s motion, ordering to enjoin any vote at the Company’s 2024 and 2025 Annual Meeting regarding changes to the composition of Allied’s board of directors. This case is currently pending in the U.S. District Court for the Central District of California before the Honorable Fernando L. Aenlle-Rocha.

Timothy G. Schuebel

On September 25, 2024, Timothy G. Schubel, an AGAE stockholder, filed a complaint captioned Timothy G. Schubel v. Allied Gaming & Entertainment, Inc. et al., C.A. No. 2024-0996-JTL, seeking to represent a class of AGAE stockholders and alleging that the Shareholder Rights Plan of the Company, dated February 9, 2024 (the “Rights Plan”), contained provision(s) that were contrary to Delaware law. The Company’s board of directors is evaluating the claims related to the Rights Plan, and the Company and its board of directors’ legal rights. On May 30, 2025, the Board approved an amendment to certain provisions in Shareholder Rights Plan governing liabilities and fiduciary duties of directors under applicable Delaware law and mooting the claims. The matter is presently pending.

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

On June 18, 2025, the Company received a notice from the Staff of Nasdaq indicating that, based on the Company's non-compliance with Listing Rule 5620(a), which requires the Company to hold an annual meeting of shareholders within twelve months of the end of the Company's fiscal year end, in addition to the Company's non-compliance with Listing Rule 5250(c)(1) with respect to its Form 10-Q, the Staff determined to initiate procedures to delist the Company's securities unless the Company requested an appeal the Panel by June 25, 2025. On June 25, 2025, the Company submitted to the Staff a Request for Additional Stay, requesting a further stay of any suspension action pending the conclusion of the hearing process. Also on June 25, 2025, the Company received from the Staff a letter providing formal notice that the Panel will consider the Company's appeal at an oral hearing. The hearing was held on July 31, 2025, and the Panel’s decision is pending. In the event that the Panel issues an unfavorable decision against the Company, the Company’s stock may be delisted from NASDAQ.

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

We have been subject to aggressive and malicious proxy contest and related shareholder litigations by Knighted Pastures, which has caused us to incur significant legal expenses and impaired our business strategy.

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

In addition, at the combined 2024/2025 annual meeting of stockholders (the “Combined Annual Meeting”), Knighted Pastures nominated three directors for election to our board of directors, which has resulted in the Company’s incurrence of unexpected costs and a diversion of time and resources. The Knighted Pastures director nominees are inexperienced in working with an experimental entertainment company. Responding to the proxy contest and related litigatory actions has been costly and time-consuming, and has disrupted the Company’s operations and diverted the attention of our Board of Directors, management and employees.

To date we have incurred significant legal fees with respect to the Knighted Pastures stockholder litigation and related proxy contest, as well as fees incurred pursuing good faith negotiations with Knighted Pastures, which has, and may continue to, negatively impacted our financial performance. In addition, in the event we are unsuccessful and directors nominated by Knighted Pastures are elected to our board of director, such directors may disagree with the strategic directions of the Company or otherwise take actions that may adversely affect the interest of our stockholders. Further, continued and persistent shareholder activism may result in reputational harm to us, loss of customers, decreased strategic partner engagement, or other adverse impacts to our business.

In connection with our complaint against Knights Pastures regarding its beneficial ownership filings with the SEC (the “Rule 13D Action”), on August 1, 2025, the United States District Court for the Central District of California (the “Court”) issued an order that the Combined Annual Meeting not be postponed and enjoining Allied and Knighted Pastures from conducting any vote regarding changes to the composition of our Board of Directors at the Combined Annual Meeting. As such, the Annual Meeting was held as planned on August 4, 2025, but no vote was taken on any of the Company’s or Knighted’s director nominees or Knighted’s proposal to remove our director from the board of directors. While we have maintained control over our Board of Directors after the Annual Meeting, we expect Knighted Pasture to continue its aggressive tactics to gain control of the Company, either by additional litigations or engagement of proxy contests in the future. Furthermore, we cannot predict how the Court will ultimately decide with respect to the Rule 13D Action, and any adverse judgment may cause us to lose control of our Board of Directors, which will seriously impair our business operation, financial conditions and price of our stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

10b5-1 Arrangements

To the best of the Company’s knowledge during the fiscal quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6. EXHIBITS.

Exhibit	Description
4.1	Form of Amendment No.1 to Rights Agreement, by and between Allied Gaming & Entertainment Inc. and Continental Stock Transfer & Trust, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 5, 2025).
31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a)
31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a)
32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350
32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED GAMING & ENTERTAINMENT INC.

Dated: August 14, 2025	By:	/s/ Yangyang Li
Yangyang Li, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2025	By:	/s/ Roy Anderson
Roy Anderson, Chief Financial Officer (Principal Financial Officer)