Form 10-Q
period 2025-09-30
Allied Gaming & Entertainment Inc.
filed 2025-11-19
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, 38,014,430, shares of common stock, par value $0.0001 per share, were outstanding.

ALLIED GAMING & ENTERTAINMENT INC.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$15,447,131	$59,242,802
Short-term investments (at fair value, except for $0.0 and $8.8 million at September 30, 2025 and December 31, 2024, respectively)	38,347,847	8,800,000
Marketable securities	2,155,326	3,483,211
Interest receivable	1,162,334	709,539
Accounts receivable	263,836	708,804
Loans receivable	24,422,144	17,629,915
Deposits, current portion	-	3,700,000
Prepaid expenses and other current assets	1,271,680	471,361
Total Current Assets	83,070,298	94,745,632
Property and equipment, net	2,445,178	3,000,082
Digital assets	356,017	49,300
Intangible assets, net	4,784,574	5,115,686
Land use rights, net	3,936,987	-
Deposits, non-current portion	2,794,787	2,614,462
Operating lease right-of-use asset	3,461,846	4,365,718
Investment in unconsolidated affiliate	3,051,300	-
Goodwill	2,866,596	2,796,379
Total Assets	$106,767,583	$112,687,259
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$7,053,442	$1,322,140
Accrued expenses and other current liabilities	2,278,651	1,151,407
Deferred revenue	302,429	656,382
Operating lease liability, current portion	1,655,533	1,591,475
Loans payable	35,141,453	25,756,757
Total Current Liabilities	46,431,508	30,478,161

Operating lease liability, non-current portion	2,763,687	4,008,473
Deferred tax liability	670,743	670,743
Total Liabilities	49,865,938	35,157,377
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, Series A Preferred stock, $0.0001 par value, 50,000 shares designated, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 40,294,728 and 46,385,798 shares issued at September 30, 2025 and December 31, 2024, and 38,014,430 and 44,105,500 shares outstanding at September 30, 2025 and December 31, 2024, respectively	4,029	4,639
Additional paid in capital	199,996,860	205,948,565
Accumulated deficit	(145,347,733)	(130,428,314)
Accumulated other comprehensive income	422,555	180,002
Treasury stock, at cost, 2,280,298 shares at September 30, 2025 and December 31, 2024, respectively	(2,694,075)	(2,694,075)
Total Allied Gaming & Entertainment Inc. Stockholders’ Equity	52,381,636	73,010,817
Non-controlling interest	4,520,009	4,519,065
Total Stockholders’ Equity	56,901,645	77,529,882
Total Liabilities and Stockholders’ Equity	$106,767,583	$112,687,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues:
In-person	$1,008,983	$1,345,484	$3,826,733	$3,518,044
Multiplatform content	67	71	204	182
Casual mobile gaming	837,862	817,986	2,214,593	3,664,244
Total Revenues	1,846,912	2,163,541	6,041,530	7,182,470
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	613,711	682,652	2,091,982	1,820,818
Casual mobile gaming (exclusive of depreciation and amortization)	732,802	700,918	2,051,374	3,198,988
Research and development expenses	174,774	158,162	522,627	526,906
Selling and marketing expenses	78,989	90,512	200,647	198,561
General and administrative expenses	7,176,192	1,308,346	18,675,907	9,399,828
Depreciation and amortization	404,862	403,524	1,177,012	1,183,692
Total Costs and Expenses	9,181,330	3,344,114	24,719,549	16,328,793
Loss From Operations	(7,334,418)	(1,180,573)	(18,678,019)	(9,146,323)
Other (Expense) Income:
Other (expense) income, net	324,365	(827)	292,273	414
Realized gain on investment in money market fund	26,825	-	412,934	-
Loss on escrow settlement	-	(3,000,000)	-	(3,000,000)
(Loss) gain on investment in marketable securities and short-term investments	(113,830)	-	398,763	-
(Loss) gain on foreign currency transactions, net	281,754	(1,213,446)	(819,287)	(862,012)
Change in fair value of digital assets	52,510	-	17,289	-
Interest income, net	1,363,810	1,033,362	3,243,209	2,934,035
Total Other (Expense) Income	1,935,434	(3,180,911)	3,545,181	(927,563)
Pre-Tax Loss	(5,398,984)	(4,361,484)	(15,132,838)	(10,073,886)
Income tax benefit	-	332,862	-	332,862
Net Loss	(5,398,984)	(4,028,622)	(15,132,838)	(9,741,024)
Less: net loss attributable to non-controlling interest	(37,755)	(681)	(123,991)	(210,715)
Net Loss Attributable to Common Stockholders	$(5,361,229)	$(4,027,941)	$(15,008,847)	$(9,530,309)

Net Loss per Common Share
Basic and Diluted	$(0.14)	$(0.11)	$(0.37)	$(0.24)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	38,167,484	37,219,904	40,900,281	39,753,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Loss	$(5,398,984)	$(4,028,622)	$(15,132,838)	$(9,741,024)
Other comprehensive income (loss):
Foreign currency translation adjustments	116,574	619,228	367,489	178,258
Total comprehensive loss	(5,282,410)	(3,409,394)	(14,765,349)	(9,562,766)
Less: Net loss attributable to non-controlling interest	(37,755)	(681)	(123,991)	(210,715)
Less: Other comprehensive income (loss) attributable to non-controlling interest	33,067	371,536	124,936	106,909
Comprehensive Loss Attributable to Common Stockholders	$(5,277,722)	$(3,780,249)	$(14,766,294)	$(9,458,960)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For The Three and Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Allied Gaming & Entertainment Inc. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance - January 1, 2025	46,385,798	$4,639	2,280,298	$(2,694,075)	$205,948,565	$180,002	$(130,428,314)	$73,010,817	$4,519,065	$77,529,882
Stock-based compensation:
Restricted common stock	-	-	-	-	179,025	-	-	179,025	-	179,025
Stock options	-	-	-	-	9,411	-	-	9,411	-	9,411
Shares withheld for employee payroll tax	(86,618)	(9)	-	-	(89,207)	-	-	(89,216)	-	(89,216)
Cumulative effect adjustment upon adoption of ASU 2023-08	-	-	-	-	-	-	89,428	89,428	-	89,428
Net loss	-	-	-	-	-	-	(4,836,484)	(4,836,484)	(63,403)	(4,899,887)
Other comprehensive income	-	-	-	-	-	42,129	-	42,129	28,252	70,381
Balance - March 31, 2025	46,299,180	4,630	2,280,298	(2,694,075)	206,047,794	222,131	(135,175,370)	68,405,110	4,483,914	72,889,024
Stock-based compensation:
Restricted common stock	-	-	-	-	183,993	-	-	183,993	-	183,993
Stock options	-	-	-	-	6,769	-	-	6,769	-	6,769
Cancelation of common stock previously issued pursuant to a Securities Purchase Agreement	(6,000,000)	(600)	-	-	(6,351,628)	-	-	(6,352,228)	-	(6,352,228)
Net (loss) income	-	-	-	-	-	-	(4,811,134)	(4,811,134)	(22,833)	(4,833,967)
Other comprehensive income	-	-	-	-	-	116,917	-	116,917	63,616	180,533
Balance - June 30, 2025	40,299,180	4,030	2,280,298	(2,694,075)	199,886,928	339,048	(139,986,504)	57,549,427	4,524,697	62,074,124
Stock-based compensation:
Restricted common stock	-	-	-	-	110,198	-	-	110,198	-	110,198
Stock options	-	-	-	-	5,030	-	-	5,030	-	5,030
Shares withheld for employee payroll tax	(4,452)	(1)			(5,296)	-	-	(5,297)	-	(5,297)
Net loss	-	-	-	-	-	-	(5,361,229)	(5,361,229)	(37,755)	(5,398,984)
Other comprehensive (loss) income	-	-	-	-	-	83,507	-	83,507	33,067	116,574
Balance - September 30, 2025	40,294,728	$4,029	2,280,298	$(2,694,075)	$199,996,860	$422,555	$(145,347,733)	$52,381,636	$4,520,009	$56,901,645

	For The Three and Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Allied Gaming & Entertainment Inc. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity	Interest	Equity
Balance - January 1, 2024	39,085,470	$3,909	2,279,784	$(2,693,653)	$198,677,132	$-	$433,565	$(113,671,029)	$82,749,924	$10,658,117	$93,408,041
Stock-based compensation:
Restricted common stock	1,460,000	146	-	-	458,374	-	-	-	458,520	-	458,520
Stock options	-	-	-	-	13,080	-	-	-	13,080	-	13,080
Shares withheld for employee payroll tax	(80,373)	(8)	-	-	(84,176)	-	-	-	(84,184)	-	(84,184)
Issuance of common stock pursuant to a Share Purchase Agreement	7,330,000	733	-	-	6,596,267	(4,597,000)	-	-	2,000,000	-	2,000,000
Net loss	-	-	-	-	-	-	-	(1,699,110)	(1,699,110)	(130,341)	(1,829,451)
Other comprehensive loss	-	-	-	-	-	-	(133,685)	-	(133,685)	(200,644)	(334,329)
Balance - March 31, 2024	47,795,097	4,780	2,279,784	(2,693,653)	205,660,677	(4,597,000)	299,880	(115,370,139)	83,304,545	10,327,132	93,631,677
Stock-based compensation:
Restricted common stock	-	-	-	-	189,229	-	-	-	189,229	-	189,229
Stock options	-	-	-	-	13,079	-	-	-	13,079	-	13,079
Cancellation of common stock previously issued pursuant to a Share Purchase Agreement	(7,330,000)	(733)	-	-	(6,596,267)	4,597,000	-	-	(2,000,000)	-	(2,000,000)
Net loss	-	-	-	-	-	-	-	(3,803,258)	(3,803,258)	(79,693)	(3,882,951)
Other comprehensive loss	-	-	-	-	-	-	(42,658)	-	(42,658)	(63,983)	(106,641)
Balance - June 30, 2024	40,465,097	4,047	2,279,784	(2,693,653)	199,266,718	-	257,222	(119,173,397)	77,660,937	10,183,456	87,844,393
Stock-based compensation:
Restricted common stock	-	-	-	-	211,017	-	-	-	211,017	-	211,017
Stock options	-	-	-	-	18,714	-	-	-	18,714	-	18,714
Shares withheld for employee payroll tax	(79,299)	(8)	-	-	(95,150)	-	-	-	(95,158)	-	(95,158)
Net loss	-	-	-	-	-	-	-	(4,027,941)	(4,027,941)	(681)	(4,028,622)
Other comprehensive income	-	-	-	-	-	-	247,692	-	247,692	371,536	619,228
Balance - September 30, 2024	40,385,798	$4,039	2,279,784	$(2,693,653)	$199,401,299	$-	$504,914	$(123,201,338)	$74,015,261	$10,554,311	$84,569,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(15,132,838)	$(9,741,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	494,426	903,639
Non-cash operating lease expense	909,649	836,296
Gain on investment in marketable securities	(398,763)	-
Loss on transactions denominated in foreign currency	819,287	-
Non-cash payment of legal fees	247,772	-
Change in fair value of warrant liabilities	-	(100)
Change in fair value of digital assets	(17,289)	-
Depreciation and amortization	1,177,012	1,183,692
Changes in operating assets and liabilities:
Accounts receivable	455,106	248,602
Insurance recovery receivable	-	(3,700,000)
Interest receivable	(452,789)	(1,640,139)
Prepaid expenses and other current assets	(799,811)	(16,157)
Deposit	3,696,538	-
Accounts payable	5,726,323	(130,032)
Accrued expenses and other current liabilities	1,124,177	(365,104)
Operating lease liability	(1,185,198)	(1,138,342)
Deferred revenue	(353,953)	309,491
Total Adjustments	11,442,487	(3,508,154)
Net Cash Used In Operating Activities	(3,690,351)	(13,249,178)
Cash Flows From Investing Activities
Investment in unconsolidated affiliate	(3,051,300)	-
Collaborative agreement deposit	(2,400,000)	-
Investment in digital assets	(200,000)	-
Purchase of land use rights	(1,675,073)	-
Proceeds from maturity of short-term investments	102,478,993	62,655,361
Proceeds from early withdrawal of short-term investments	54,566,429	-
Proceeds from repayment of short-term loan	-	1,340,149
Purchases of short-term investments	(186,518,665)	(72,894,683)
Proceeds from sale of marketable securities	1,929,669	-
Issuance of loans receivable	(6,052,822)	(15,769,466)
Purchases of intangible assets	-	(49,950)
Purchases of property and equipment	(108,834)	(48,520)
Net Cash (Used In) Provided By Investing Activities	(41,031,603)	(24,767,109)
Cash Flows From Financing Activities
Proceeds from issuance of common stock in share purchase agreement	-	2,000,000
Payment to taxing authority in connection with shares withheld for employee payroll tax	(94,513)	-
Return of proceeds upon cancellation of common stock previously issued pursuant to a share purchase agreement	(6,600,000)	(2,000,000)
Proceeds from loans payable	45,606,555	28,026,663
Repayment of loans payable	(38,058,178)	-
Net Cash Provided By Financing Activities	853,864	28,026,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

(unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Effect of Exchange Rate Changes on Cash	72,419	(338,724)
Net (Decrease) Increase In Cash, Cash Equivalents, And Restricted Cash	(43,795,671)	(10,328,348)
Cash and cash equivalents - Beginning of Period	59,242,802	21,320,583
Cash and cash equivalents - End of Period	$15,447,131	$10,992,235

Cash and cash equivalents consisted of the following:
Cash and cash equivalents	$3,107,702	$10,992,235
Money market funds	12,339,429	-
	$15,447,131	$10,992,235

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$204,140	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Cumulative effect adjustment upon adoption of ASU 2023-08	$(89,428)	$-
Purchase of land use rights with existing deposit	$2,247,742	$-
ROU asset and lease liability	$-	$85,095

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements have been derived from the Company’s accounting records and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on June 9, 2025.

Investments in Equity Linked, Bond Linked, and FX Linked Notes

The Company has elected the fair value option for recording its equity linked, bond linked, and FX linked notes (the “Notes”), pursuant to ASC 825-10, Financial Instruments (“ASC 825”), whereby the hybrid instrument is initially recorded in its entirety at fair value and changes in fair value are recorded in other income (expense) on the condensed consolidated statements of operations. The Company determines the appropriate classification of these investments at the time of purchase and reevaluates such designation at each balance sheet date. The Notes are included in short-term investments on the Company’s balance sheet if the maturity date is less than one year from the balance sheet date.

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

The following table provides information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

As of September 30, 2025	Level 1	Level 2	Level 3	Total
Digital assets	$356,017	$-	$-	$356,017
Cash equivalent - money market funds	12,339,429	-	-	12,339,429
Marketable securities	2,155,326	-	-	2,155,326
Short-term investment - bond linked notes	-	25,585,425	-	25,585,425
Short-term investment - equity linked notes	-	6,019,800	-	6,019,800
Short-term investment - FX linked notes	-	6,742,622	-	6,742,622
Total	$14,850,772	$38,347,847	$-	$53,198,619

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Cash equivalent - money market funds	$40,007,612	$-	$-	$40,007,612
Marketable securities	3,483,211	-	-	3,483,211
Total	$43,490,823	$-	$-	$43,490,823

The carrying amounts of the Company’s financial instruments, such as accounts receivable, short-term investments (excluding equity, ETF, and bond linked notes), deposits - current portion, interest receivable, loans receivable, accounts payable, operating lease liabilities – current portion, accrued liabilities, and loans payable approximate fair value due to the short-term nature of these instruments.

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

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(5,361,229)	$(4,027,941)	$(15,008,847)	$(9,530,309)

Denominator:
Weighted-average common shares outstanding	38,167,484	38,151,697	40,900,281	40,582,346
Less: weighted-average unvested restricted shares	-	(931,793)	-	(828,394)
Denominator for basic and diluted net loss per share	38,167,484	37,219,904	40,900,281	39,753,952

Basic and Diluted Net Loss per Common Share	$(0.14)	$(0.11)	$(0.37)	$(0.24)

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of September 30,
	2025	2024
Options	1,270,000	1,320,000
Warrants	-	1,454,546
	1,270,000	2,774,546

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

The Company recognizes revenue primarily from the following sources:

In-person revenue

In-person revenue was comprised of the following for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Event revenue	$414,318	$700,943	$2,000,352	$1,572,864
Sponsorship revenue	458,967	460,237	1,377,051	1,378,711
Food and beverage revenue	45,956	44,615	170,197	115,746
Ticket and gaming revenue	81,777	103,376	247,978	325,788
Merchandising revenue	7,965	36,313	31,155	124,935
Total in-person revenue	$1,008,983	$1,345,484	$3,826,733	$3,518,044

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

Multiplatform revenue

Distribution revenue amounted to $67 and $71 for the three months ended September 30, 2025 and 2024, respectively. Distribution revenue amounted to $204 and $182 for the nine months ended September 30, 2025 and 2024, respectively. The Company’s distribution revenue is generated primarily through the distribution of content to online channels. Any advertising revenue earned by online channels is shared with the Company. The Company recognizes online advertising revenue at the point in time when the advertisements are placed in the video content.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Casual mobile gaming revenue

Casual mobile gaming revenue amounted to approximately $0.8 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively. Casual mobile gaming revenue amounted to approximately $2.2 million and $3.7 million for the nine months ended September 30, 2025 and 2024, respectively. Casual mobile gaming revenue is generated through contractual relationships with various advertising service providers for advertisements within the Company’s casual mobile games. Advertisements can be in the form of an impression, click-throughs, videos, or banners. The Company has determined the advertising service provider to be its customer and displaying the advertisements within its games is identified as the single performance obligation. Revenue from advertisements is recognized when the ad is displayed or clicked and the advertising service provider receives the benefits provided from this service. The price can be determined by the applicable evidence of the arrangement, which may include a master contract or a third-party statement of activity.

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

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues Recognized at a Point in Time:
Food and beverage revenue	$45,956	$44,615	$170,197	$115,746
Ticket and gaming revenue	81,777	103,376	247,978	325,788
Merchandising revenue	7,965	36,313	31,155	124,935
Casual mobile games	837,862	817,986	2,214,593	3,664,244
Distribution revenue	67	71	204	182
Total Revenues Recognized at a Point in Time	973,627	1,002,361	2,664,127	4,230,895

Revenues Recognized Over a Period of Time:
Event revenue	414,318	700,943	2,000,352	1,572,864
Sponsorship revenue	458,967	460,237	1,377,051	1,378,711
Total Revenues Recognized Over a Period of Time	873,285	1,161,180	3,377,403	2,951,575
Total Revenues	$1,846,912	$2,163,541	$6,041,530	$7,182,470

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of September 30, 2025 and December 31, 2024, the Company had contract liabilities of $302,429 and $656,382, respectively, which is included in deferred revenue on the condensed consolidated balance sheet.

Through September 30, 2025, $641,652 of performance obligations in connection with contract liabilities included within deferred revenue on the December 31, 2024 consolidated balance sheet have been satisfied. The Company expects to satisfy the remaining performance obligations of $14,730 related to its December 31, 2024 deferred revenue balance within the next twelve months. During the nine months ended September 30, 2025 and 2024, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Effective February 22, 2023, the Company entered into a sponsorship agreement which expires on April 2, 2026. The total contract price for this sponsorship agreement is $5.8 million. As of September 30, 2025, the aggregate transaction price allocated to the unsatisfied performance obligations under this agreement is approximately $0.9 million. The Company expects to recognize this revenue as the performance obligations are satisfied over the remaining term of the contract.

Digital Assets

The Company has ownership of and control over the digital assets and the Company may use third-party custodial services to secure them. The Company accounted for digital assets held as the result of the receipt of Ethereum and Bitcoin, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other through December 31, 2024. Following the adoption of ASU 2023-08 effective January 1, 2025, the Company measures digital assets at fair value with changes recognized in other (expense) income in the condensed consolidated statement of operations. Refer to Note 8 – Digital Assets for further information regarding the Company’s impact of the adoption of ASU 2023-08.

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments, loans receivable, accounts receivable, interest receivable, other receivables, and current and non-current deposits. The Company maintains cash deposits and short-term investments with major U.S. financial institutions that at various times may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2025, two customers represented 87% of the Company’s accounts receivable balance. Historically, the Company has not experienced any losses due to such concentration of credit risk.

During the three months ended September 30, 2025 and 2024, 45% and 38%, respectively, of the Company’s revenues were from customers located outside the United States. During the nine months ended September 30, 2025 and 2024, 37% and 51%, respectively, of the Company’s revenues were from customers located outside the United States.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the three months ended September 30, 2025, the Company’s two largest customers accounted for 44%, and 25% of the Company’s consolidated revenues. During the nine months ended September 30, 2025, the Company’s two largest customers accounted for 35%, and 27% of the Company’s consolidated revenues.

During the three months ended September 30, 2024, the Company’s three largest customers accounted for 15%, 21% and 38% of the Company’s consolidated revenues. During the nine months ended September 30, 2024, the Company’s two largest customers accounted for 36%, and 20% of the Company’s consolidated revenues.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (primarily United States Dollar, and Chinese Yuan). Since the acquisition of ZTech on October 31, 2023, Yuan-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.1404 and 0.1370 at September 30, 2025 and December 31, 2024, respectively) and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.1397 and 0.1396 for the three months ended September 30, 2025 and 2024, respectively, and (0.1385 and 0.1379 for the nine months ended September 30, 2025 and 2024, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income (loss).

The Company engages in foreign currency denominated transactions with customers, suppliers, investment, and financing, as well as between subsidiaries with different functional currencies. (Losses) gains of $0.3 million and ($1.2) million arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency for the three months ended September 30, 2025 and 2024, respectively, are recognized in other (expense) income in the accompanying condensed consolidated statements of operations. Losses of $0.8 million and $0.9 million arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency for the nine months ended September 30, 2025 and 2024, respectively, are recognized in other (expense) income in the accompanying condensed consolidated statements of operations.

Segment Information

Reportable segments are components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The chief operating decision maker of Allied Gaming & Entertainment Inc is its chief executive officer. Financial information for each of the separate entities are reviewed by the chief operating decision maker. The operations of Allied Esports (video game events and tournaments), Z-Tech (casual mobile games) and Skyline (live concert promotion) are reported as separate operating segments. See Note 14 – Segment Reporting.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350 – 60). This update requires an entity to subsequently measure certain assets at fair value with changes recognized in net income each reporting period. This update also requires that an entity present crypto assets measured at fair value separately from other intangible assets in the condensed consolidated balance sheet and changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the condensed consolidated statement of operations. The Company adopted ASU 2023-08 on January 1, 2025 and recorded a cumulative-effect adjustment to the opening balance of retained earnings in the amount of $89,428.

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

The Company is currently evaluating the impact of the Tax Reform Act of 2025 on its condensed consolidated financial statements. The effects of the new law, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be evaluated. No material impact is expected given the Company’s historical net operating losses.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Short-Term Investments

Short-term investments consist of the following:

	Certificates of Deposit	Fixed Rate Deposits	US Treasury Note	Equity Linked Notes	ETF Linked Notes	FX Linked Notes	Bond Linked Notes	Total Short-Term Investments
Balance as of January 1, 2025	$3,800,000	$5,000,000	$-	$-	$-	$-	$-	$8,800,000
Purchases	4,010,000	15,433,500	29,954,520	32,000,000	10,000,000	12,620,645	82,500,000	$186,518,665
Maturities	(4,198,091)	(20,433,500)	-	(5,000,000)	(10,000,000)	(5,847,402)	(57,000,000)	(102,478,993)
Fair value adjustment	-	-	-	19,800	-	(30,621)	85,425	74,604
Early withdrawals	(3,611,909)	-	(29,954,520)	(21,000,000)	-	-	-	(54,566,429)
Balance as of September 30, 2025	$-	$-	$-	$6,019,800	$-	$6,742,622	$25,585,425	$38,347,847

Short-term investments include certificates of deposit and fixed rate deposits with original maturities of greater than three months but less than or equal to twelve months when purchased. Interest income on certificates of deposit and fixed rate deposits amounted to $248,721 and $1,965,314 for the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025, the Company entered into five three-month equity linked note which is an investment product that provides for a coupon amount between 8% and 9% per annum and an ultimate return (or loss) tied to the performance of the underlying equities.  The note is callable by the issuer at the end of each month at which time no further coupon amounts shall be payable. Interest income on this note for the nine months ended September 30, 2025 amounted to $272,508.

On March 11, 2025, the Company entered into a three-month exchange-traded fund (“ETF”) linked note which is an investment product that provides for a coupon amount of 0.75% per month (9% on an annualized basis) and an ultimate return (or loss) tied to the performance of the underlying ETF. The note is callable at the end of each month at which time no further coupon amounts shall be payable. Interest income on this note for the nine months ended September 30, 2025 amounted to $225,000.

On May 20, 2025, the Company purchased 10-year U.S. Treasury Notes bearing a fixed interest rate of 4.25%. These notes were sold on May 30, 2025 at a loss of $22,640. Interest income on these notes amounted to $29,675.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the nine months ended September 30, 2025, the Company entered into two three-month FX linked notes, an investment product which provides for a fixed interest payment of 6% per annum on the notional amount with the ultimate return or loss linked to the change in the Japanese Yen/United States Dollar exchange rate. Interest income on these notes for the nine months ended September 30, 2025 amounted to $88,686.

During the nine months ended September 30, 2025, the Company entered into six three-month bond-linked notes which are investment products that provide for a coupon amount between 6.11% and 9.18% per annum and an ultimate return (or loss) tied to the performance of the underlying bond. Interest income on these six notes for the nine months ended September 30, 2025 amounted to $1,110,095.

Note 4 – Marketable Securities

On October 15, 2024, the Company purchased $5,011,365 in certain publicly listed marketable securities through an open market transaction. The investment was initially recorded at cost and subsequently measured at fair value with the changes in fair value recorded in other income (expenses), net in the condensed consolidated statements of operations.

The following is a roll forward of the Company’s marketable securities balance during the nine months ended September 30, 2025:

Balance as of January 1, 2025	$3,483,211
Proceeds from sale of marketable securities	(1,929,669)
Gain on marketable securities	324,159
Foreign currency transaction adjustment	277,626
Balance as of September 30, 2025	$2,155,326

Note 5 – Deposits

On August 25, 2025, AEI agreed in principle to negotiate and enter into a Project and Venue Operation & Management Agreement (the “COFCO Agreement”) with Hainan Tourism Investment Duty Free Co., Ltd. and Bethune Capital Limited (collectively, the “Parties”) under which the Parties will collaborate on the transformation of the COFCO Yalong Bay International Conference Center located in Sanya, Hainan, China into a comprehensive entertainment complex known as the Allied Esports Arena Asia (the “Project”). AEI made a $2.4 million deposit to participate in the COFCO Agreement, which will grant the Company the right to use the facility and participate in the cash flows generated from the Project. As the definitive agreement has not been executed by all three parties as of September 30, 2025, the Company recorded the $2.4 million as a non-current deposit in the Company’s Condensed Consolidated Balance Sheet at September 30, 2025. The deposit is refundable if the COFCO agreement is not ultimately signed by all three parties. Operating lease security deposits amounted to approximately $395k at September 30, 2025.

Note 6 – Loans Receivable

On July 2, 2024, AME-HK loaned an unrelated third party 1.324 billion JPY, or approximately $8.8 million (USD) under a six-month loan contract (“Loan 1”). The loan is fully guaranteed by certain assets of an individual (“the Guarantor”) and bears interest at 5% per annum, payable at maturity. On February 25, 2025, the loan was amended to extend the maturity date to June 30, 2025. In connection with the amendment, all accrued interest through March 31, 2025 was paid by the borrower. In addition, the collateral for this loan was increased to include a guarantee by a company (“Additional Guarantor”) wholly owned by the Guarantor. The repayment of this loan was not received on June 30, 2025. On July 4, 2025, the borrower paid all accrued interest on the amended loan through June 30, 2025.

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

On October 10, 2024, AME-HK entered into a $5.1 million (USD) facility loan agreement with an unrelated third party. The loan bears interest at 8% per annum, payable at maturity. Each drawdown under the facility is repayable 180 days from the date of disbursement, and interest is calculated separately for each drawdown. As of December 31, 2024, a total of $4.5 million (USD) (“Loan 3a”) had been disbursed under the facility. On April 15, 2025, the unrelated third party fully repaid principal and accrued interest of approximately $4.7 million (USD) on Loan 3a further described below. On February 24, 2025, March 4, 2025, and March 10, 2025, additional loans of $150K (USD), $350K (USD), and $100K (USD) were made under the facility loan agreement (collectively, “Loan 3b”). On April 15, 2025, the maturity date of the loan was extended to September 30, 2025, as further described below.

On March 27 and March 28, 2025, two additional loans of 38 million JPY or $250K (USD) and 30.5 million JPY or $200K (USD), respectively (together “Loan 4”), were issued to the borrower of Loan 3a and 3b (the Facility Borrower). Both loans mature on September 30, 2025. The loans are fully guaranteed by the Guarantor’s assets and bear interest at 8% per annum, payable at maturity.

On April 15, 2025, AME-HK and the Facility Borrower entered into a supplementary agreement to the loan contract under which (a) AME-HK issued a new loan of $9.5 million (USD) (“Loan 5”) of which approximately $4.7 million was used by the borrower to repay the $4.5 million loan (“Loan 3a”) dated October 10 and 14, 2024 and to pay all accrued interest through April 15, 2025, totaling approximately $184,000. The remaining $4.8 million was fully disbursed to the Facility Borrower on April 30, 2025, and (b) the maturity date of all loans were extended to September 30, 2025. The repayment of this loan and interest thereon was not received on September 30, 2025.

On April 15, 2025, AME-HK and the Additional Guarantor entered into a mortgage agreement, pursuant to which the Additional Guarantor pledged an equity interest it holds as collateral for Loan 1, Loan 2, Loan 3a, Loan 4 and Loan 5. The fair value of the equity interest as of September 30, 2025 was in excess of the principal balance of all outstanding loans receivable.

While management, based on ongoing conversations with the borrowers of the loans that are currently past due, believes that all such loans will be paid in full before December 31, 2025, it has begun to prepare for the legal and other actions necessary to exercise its rights over the collateral provided by the Guarantor and the Additional Guarantor.

The following is a roll forward of the Company’s loans receivable balance during the nine months ended September 30, 2025:

Balance as of January 1, 2025	$17,629,915
Loans issued	10,552,822
Foreign currency transaction adjustment	739,407
Loans repaid	(4,500,000)
Balance as of September 30, 2025	$24,422,144

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Land Use Rights, Net

On December 23, 2024, the Company entered into a 40-year contract with the Natural Resources and Planning Bureau of Lingshui Li Autonomous County (“Assignor”) for the assignment of approximately 3.2 acres of land owned by The People’s Republic of China (“PRC”). Under the terms of the contract, the Company paid a deposit of 16,230,000 RMB, or approximately $2.2 million (USD) on that date, with the remaining balance of 11,270,000 RMB, or approximately $1.7 million (USD) paid on April 22, 2025, when the land was delivered with all necessary pipeline laid in place. The Company is in the early stages of the design and construction of an esports and other entertainment venue on this land, which is located in Hainan, an island province in southern China.

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

The land use rights consisted of the following:

	September 30, 2025	December 31, 2024
Land use rights	$3,881,291	$-
Foreign currency translation adjustment	96,559	-
Less: accumulated amortization	(40,863)	-
Total land use rights, net	$3,936,987	$-

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

The following table sets forth changes in our digital assets for the nine months ended September 30, 2025:

Balance, January 1, 2025	$49,300
Cumulative effect adjustment upon adoption of ASU 2023-08	89,428
Purchases of Bitcoin & Ethereum	200,000
Change in fair value of digital assets	17,289
Balance, September 30, 2025	$356,017

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Investment In Unconsolidated Affiliate

On January 27, 2025, the Company made a $2.4 million capital contribution to Flywheel AB3 Investor LLC (“Flywheel AB3”), which in turn is a member of a limited liability company engaged in the production and distribution of an animated film, The Angry Birds Movie 3 (the “Film”). Under the terms of the LLC agreement of Flywheel AB3, the Company made an additional capital contribution of $600,000 on August 25, 2025 upon notification by the Board of Managers of Flywheel AB3. In addition, $51,300 in direct legal fees associated with the investment in Flywheel were also capitalized as part of the investment.

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

The Company’s investment in Flywheel AB3 represents a 33% ownership interest which is accounted for under the equity method of accounting because the Company has the ability to exercise significant influence over Flywheel AB3 but does not control it. The investment in Flywheel AB3 is initially recorded at cost and will be adjusted each period for the Company’s proportionate share of Flywheel AB3’s net income or loss, as well as any distributions or impairment, as required. The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. As of September 30, 2025, the carrying amount of the Company’s investment in Flywheel AB3 was $3,051,300. The Company’s share of net income from Flywheel AB3 during the nine months ended September 30, 2025 was $0. No impairment was recorded during the nine months ended September 30, 2025.

Note 10 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2025	2024
Compensation expense	$210,469	$269,064
Event costs	26,611	34,722
Legal and professional fees [1]	1,873,830	641,336
Other accrued expenses	125,590	-
Other current liabilities	42,151	206,285
Accrued expenses and other current liabilities	$2,278,651	$1,151,407

[1]	$1.5 million of legal and professional fees relates to Knighted Pastures, LLC claim. See Note 12 – Commitments and Contingencies – Knighted Pastures, LLC.

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

On July 23, 2024, AME-HK borrowed an additional 677.7 million JPY or approximately $4.5 million (USD) (“Loan B”) under the credit facility. This 12-month term loan bears interest at a fixed rate of 0.45% per annum, payable at maturity on July 23, 2025. On July 1, 2025, this loan was refinanced with a new three month loan (“Loan I”) bearing interest at 1.38%, payable at maturity on October 23, 2025.

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

On March 28, 2025, AME-HK borrowed an additional 1.63 billion JPY or approximately $10.9 million (USD) (“Loan F”) under the Credit Facility. This 12-month term loan bears interest at a fixed rate of 0.93% per annum, payable at maturity on March 30, 2026. A portion of the proceeds from Loan F was used on the same day to refinance an existing loan of 837.5 million JPY or approximately $5.5 million (USD) (“Loan G”) under the Credit Facility that was originally due to mature on May 14, 2025.

On June 30, 2025, AME-HK borrowed an additional 1.60 billion JPY or approximately $11.1 million (USD) (“Loan H”) under the Credit Facility. This 3-month term loan bears interest at a fixed rate of 1.36% per annum, payable at maturity on September 30, 2025. The loan was repaid on September 30, 2025.

On July 21, 2025, AME-HK borrowed an additional 680.8 million JPY or approximately $4.6 million (USD) (“Loan I”) under the Credit Facility. This 3-month term loan bears interest at a fixed rate of 1.38% per annum, payable at maturity on October 23, 2025. The loan was repaid on October 23, 2025.

On September 30, 2025, AME-HK borrowed an additional 1.60 billion JPY or approximately $10.8 million (USD) (“Loan J”) under the Credit Facility. This 12-month term loan bears interest at a fixed rate of 1.15% per annum, payable at maturity on September 30, 2026.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following is a roll forward of the Company’s loans payable balance during the nine months ended September 30, 2025:

Balance as of January 1, 2025	$25,756,757
Additional borrowings under credit facility	45,606,555
Repayment of borrowings	(38,058,178)
Foreign currency transaction adjustment	1,836,319
Balance as of September 30, 2025	$35,141,453

Loans payable as of September 30, 2025 consist of the following:

Loan Dated	Matures	Interest Rate	Balance Outstanding as of September 30, 2025
January 31, 2025 (Loan C)	January 30, 2026	0.92%	$6,412,088
March 11, 2025 (Loan E)	March 11, 2026	0.91%	2,264,751
March 28, 2025 (Loan F)	March 30, 2026	0.93%	11,022,823
July 21, 2025 (Loan I)	October 23, 2025	1.38%	4,603,658
September 30, 2025 (Loan J)	September 30, 2026	1.15%	10,838,134
			$35,141,453

The weighted average interest rate on the Company’s outstanding loans payable as of September 30, 2025 is 1.05%. Other than discussed above, the proceeds of these low interest loans were used to acquire the equity, ETF, and bond linked notes discussed in Note 3 – Short Term Investments, marketable securities discussed in Note 4 – Marketable Securities, and the loans discussed in Note 6 – Loans Receivable. Interest expense incurred on the Company’s loans payable during the three and nine months ended September 30, 2025 was $96,857 and $198,053, respectively. Interest expense incurred on the Company’s loans payable during the three and nine months ended September 30, 2024 was $23,587 and $42,409, respectively.

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

On April 25, 2025, the Board of Directors approved resolutions addressing issues raised by the Second Knighted Action. On that date, the Company and the director defendants filed a motion to dismiss the complaint as moot, or in the alternative stay the action pending the outcome of the Company’s combined 2024/2025 annual meeting of stockholders. On April 29, 2025, the Court granted the motion with modifications, continued the trial without rescheduling any date, and staying the case pending the outcome of the combined 2024/2025 annual meeting of stockholders. On May 22, 2025, the Court entered an order staying the case and preserving the status quo pending the outcome of the combined 2024/2025 annual meeting of stockholders. On October 24, 2025, Knighted filed a motion seeking its fees and costs in the amount of approximately $5.9 million. The Company and its board of directors’ opposition motion is due on November 25, 2025.

Based on management’s assessment, a loss is considered probable and reasonably estimable. Accordingly, the Company has recorded an accrual of $1.5 million as of September 30, 2025. It is reasonably possible that the final resolution could differ from the amount accrued. However, the Company is unable to provide a more precise estimate of any additional loss at this time.

Timothy G. Schuebel

On September 25, 2024, Timothy G. Schuebel, an AGAE stockholder, filed a complaint captioned Timothy G. Schubel v. Allied Gaming & Entertainment, Inc. et al., C.A. No. 2024-0996-JTL, seeking to represent a class of AGAE stockholders and alleging that the Shareholder Rights Plan of the Company, dated February 9, 2024 (the “Rights Plan”), contained provision(s) that were contrary to Delaware law. The Company’s board of directors evaluated the claims related to the Rights Plan, and the Company and its board of directors’ legal rights. On May 30, 2025, the Board approved an amendment to certain provisions in the Rights Plan governing liabilities and fiduciary duties of directors under applicable Delaware law.

On September 8, 2025, the Court entered into an order closing the Action. The Company agreed to pay $85,000 in attorneys’ fees and reimbursement of expenses to resolve the matter which was paid by the Company on September 16, 2025.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Operating Leases

The Company’s aggregate lease expense incurred during the three months ended September 30, 2025 and 2024 amounted to $437,550 and $463,620, respectively, of which $349,605 and $349,605, respectively, is included within in-person costs and $87,945 and $114,015, respectively, is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

The Company’s aggregate operating lease expense incurred during the nine months ended September 30, 2025 and 2024 amounted to $1,312,337 and $1,368,725, respectively, of which $1,048,745 and $1,048,815, respectively, is included within in-person costs and $263,592 and $319,910, respectively, is included in general and administrative expenses on the accompanying condensed consolidated statements of operations

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$1,185,198	$1,138,342

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$85,095

Weighted Average Remaining Lease Term (Years)
Operating leases	2.61	3.60

Weighted Average Discount Rate
Operating leases	5.04%	5.00% - 5.75%

A summary of the Company’s remaining operating lease liabilities as of September 30, 2025 is as follows:

For the Years Ending December 31,	Amount
2025	469,126
2026	1,851,366
2027	1,736,542
2028	712,500
Total lease payments	4,769,534
Less: amount representing imputed interest	(350,315)
Present value of lease liability	4,419,220
Less: current portion	(1,655,533)
Lease liability, non-current portion	$2,763,687

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

Warrants

A summary of the warrant activity for the nine months ended September 30, 2025 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value
Outstanding, January 1, 2025	7,454,546	$2.25
Issued	-	-
Reversal upon termination of securities purchase agreement	(6,000,000)	2.25
Forfeited	(1,454,546)	2.25
Outstanding, September 30, 2025	-	$-	-	$-
Exercisable, September 30, 2025	-	$-	-	$-

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

The Company’s business consists of three reportable business segments:

●	Esports, provided through Allied Esports, including video game events and tournaments.

●	Casual mobile gaming, provided through ZTech.

●	Live concert promotion and events organizing, provided through Skyline.

The Company’s significant segment revenues and expenses for the three and nine months ended September 30, 2025 and 2024 are as follows:

	For the Three Months Ended
	September 30,
	2025					2024
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total
Revenue
In-person	$1,008,983	$-	$-	$-	$1,008,983	$1,345,484	$-	$-	$-	$1,345,484
Multiplatform content	67	-	-	-	67	71	-	-	-	71
Casual mobile gaming	-	837,862	-	-	837,862	-	817,986	-	-	817,986
Total Revenue	1,009,050	837,862	-	-	1,846,912	1,345,555	817,986	-	-	2,163,541
Costs and Expenses
In-person (excludes depreciation)	613,711	-	-	-	613,711	682,652	-	-	-	682,652
Casual mobile gaming (excludes depreciation)	-	732,802	-	-	732,802	-	700,918	-	-	700,918
Professional fees	15,677	23,508	-	4,523,671	4,562,856	61,180	144,236	15,176	(522,228)	(301,636)
Salaries and benefits	703,347	98,486	14,812	434,699	1,251,344	588,620	-	-	393,395	982,015
Selling and marketing expense	7,916	-	-	71,073	78,989	6,544	-	-	83,968	90,512
Other expenses [1]	232,321	54,820	2,045	1,016,513	1,305,699	264,392	17,400	1,637	120,619	404,048
Depreciation and amortization	220,139	144,938	-	35,475	400,552	223,370	149,478	-	30,676	403,524
Stock based compensation	-	-	-	115,228	115,228	-	-	-	237,147	237,147
Research and development expense	-	13,261	-	106,888	120,149	(13,228)	158,162	-	-	144,934
Total Expense	1,793,111	1,067,815	16,587	6,303,547	9,181,330	1,813,530	1,170,194	16,813	343,577	3,344,114
Segment loss	(784,061)	(229,953)	(16,857)	(6,303,547)	(7,334,418)	(467,975)	(352,208)	(16,813)	(343,577)	(1,180,573)
All other segment items (2)	52,510	89	27	1,882,808	1,935,434	(590)	1,152,812	19,092	(4,352,225)	(3,180,911)
Consolidated pre-tax net loss	$(731,551)	$(229,864)	$(16,830)	$(4,420,739)	$(5,398,984)	$(468,565)	$800,604	$2,279	$(4,695,802)	$(4,361,484)

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

	For the Nine Months Ended
	September 30,
	2025					2024
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total

Revenue
In-person	$3,826,733	$-	$-	$-	$3,826,733	$3,518,044	$-	$-	$-	$3,518,044
Multiplatform content	204	-	-	-	204	182	-	-	-	182
Casual mobile gaming	-	2,214,593	-	-	2,214,593	-	3,664,244	-	-	3,664,244
Total Revenue	3,826,937	2,214,593	-	-	6,041,530	3,518,226	3,664,244	-	-	7,182,470
Costs and Expenses
In-person (excludes depreciation)	2,091,982	-	-	-	2,091,982	1,820,818	-	-	-	1,820,818
Casual mobile gaming (excludes depreciation)	-	2,051,374	-	-	2,051,374	-	3,198,988	-	-	3,198,988
Professional fees	195,437	89,942	-	12,268,146	12,553,525	220,665	332,259	81,267	3,897,691	4,531,882
Salaries and benefits	1,901,893	274,886	27,792	1,147,751	3,352,322	1,784,245	-	-	862,675	2,646,920
Selling and marketing expense	24,479	-	2,500	173,668	200,647	10,755	-	-	187,806	198,561
Other expenses [1]	745,055	61,187	6,410	1,591,691	2,404,343	726,156	37,502	71,965	487,576	1,323,199
Depreciation and amortization	659,923	443,571	-	73,518	1,177,012	689,509	402,052	-	92,131	1,183,692
Stock based compensation	-	-	-	494,426	494,426	-	-	-	897,827	897,827
Research and development expense	-	71,837	-	322,081	393,918	-	526,906	-	-	526,906
Total Expense	5,618,769	2,992,797	36,702	16,071,281	24,719,549	5,252,148	4,497,707	153,232	6,425,706	16,328,793
Segment loss	(1,791,832)	(778,204)	(36,702)	(16,071,281)	(18,678,019)	(1,733,922)	(833,463)	(153,232)	(6,425,706)	(9,146,323)
All other segment items (2)	16,746	14,900	(121,710)	3,635,245	3,545,181	1,172	1,505,487	74,578	(2,508,800)	(927,563)
Consolidated pre-tax net loss	$(1,775,086)	$(763,304)	$(158,412)	$(12,436,036)	$(15,132,838)	$(1,732,750)	$672,024	$(78,654)	$(8,934,506)	$(10,073,886)

[1]	Other expense includes insurance, utilities, repair and maintenance, office supplies, travel and entertainment, rent, and property tax expenses.
[2]	All other items include investments in money market funds and marketable securities, foreign currency transactions, fair value adjustment for digital assets, and other income and expenses including interest.

ALLIED GAMING & ENTERTAINMENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s significant segment assets as of September 30, 2025 and December 31, 2024 are as follows:

	As of September 30, 2025					As of December 31, 2024
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total

Total assets for reportable segments:
Goodwill and intangible assets, net	$-	$7,470,460	$-	$166,358	$7,636,818	$17,807	$7,697,633	$-	$196,625	$7,912,065
Property and equipment, net	2,377,005	14,084	-	53,665	2,444,754	2,970,762	20,232	-	9,088	3,000,082
Other segment assets (1)	7,295,639	326,904	71,754	88,991,714	96,686,011	5,930,764	425,660	7,373,683	88,045,005	101,775,112
Total consolidated assets	$9,672,644	$7,811,448	$71,754	$89,211,737	$106,767,583	$8,919,333	$8,143,525	$7,373,683	$88,250,718	$112,687,259

The Company’s assets by geographic location are as follows:

	As of
	September 30, 2025	December 31, 2024
Total assets by geographic location:
United States	$11,528,294	$25,191,733
China	95,239,289	87,495,526
Total consolidated assets	$106,767,583	$112,687,259

The Company’s disaggregated revenues by geographic location for the three and nine months ended September 30, 2025 and 2024 are as follows:

	For the Three months Ended		For the Nine months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Total revenues by geographic location:
United States	$1,009,050	$1,345,555	$3,826,937	$3,518,226
China	837,862	817,986	2,214,593	3,664,244
Total consolidated revenues	$1,846,912	$2,163,541	$6,041,530	$7,182,470

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of Allied Gaming & Entertainment Inc. (the “Company”) as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2024, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on June 9, 2025. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company and its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

Corporate Developments

Collaboration Arrangement

On August 25, 2025, AEI agreed in principle to negotiate and enter into a Project and Venue Operation & Management Agreement (the “COFCO Agreement”) with Hainan Tourism Investment Duty Free Co., Ltd. and Bethune Capital Limited (collectively, the “Parties”) under which the Parties will collaborate on the transformation of the COFCO Yalong Bay International Conference Center located in Sanya, Hainan, China into a comprehensive entertainment complex known as the Allied Esports Arena Asia (the “Project”). AEI made a $2.4 million deposit to participate in the COFCO Agreement, which will grant the Company the right to use the facility and participate in the cash flows generated from the Project. The definitive agreement has not yet been executed by all three parties.

Compliance with Nasdaq Listing Rules

As previously disclosed in a Form 8-K filed on June 25, 2025, on June 25, 2025, Allied Gaming & Entertainment Inc. (the “Company”) submitted a request to Nasdaq Hearings Panel (the “Panel”) to appeal a decision by the Staff of The Nasdaq Stock Market to initiate delisting procedure for non-compliance with Listing Rule 5620(a), which requires the Company to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end. On August 4, 2025, the Company held its combined 2024 and 2025 Annual Meeting of Stockholders. In addition, the Company attended the hearing with the Panel and also provided certain supplementary information to the Panel. On September 2, 2025, the Panel issued its decision, in which the Panel finds that the Company is in compliance with Listing Rule 5620(a). Accordingly, the Company has regained compliance with Listing Rule 5620(a) and this matter is now closed.

Noncompliance with Nasdaq Listing Rules

On November 4, 2025, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company’s common stock, par value $0.0001 per share (the “Common Stock”) was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).

The notification received has no immediate effect on the Company’s Nasdaq listing. In accordance with Nasdaq rules, the Company has been provided an initial period of 180 calendar days, or until May 4, 2026 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the closing bid price for the Common Stock is at least $1.00 for a minimum of 10 consecutive business days, the Staff will provide the Company written confirmation of compliance with the Bid Price Requirement.

The Company intends to monitor the closing bid price of the Common Stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement.

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

Results of Operations for the Three Months Ended September 30, 2025 and 2024

	For the
	Three Months Ended
	September 30,		Favorable
(in thousands)	2025	2024	(Unfavorable)

Revenues:
In-person	$1,009	$1,345	$(336)
Casual mobile gaming	838	818	20
Total Revenues	1,847	2,163	(316)
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	614	683	69
Casual mobile gaming (exclusive of depreciation and amortization)	733	701	(32)
Research and development expenses	175	158	(17)
Selling and marketing expenses	79	91	12
General and administrative expenses	7,176	1,310	(5,866)
Depreciation and amortization	405	401	(4)
Total Costs and Expenses	9,182	3,344	(5,838)
Loss From Operations	(7,335)	(1,181)	(6,154)
Other (Expense) Income:
Other (expense) income, net	324	(1)	325
Loss on escrow settlement	-	(3,000)	3,000
Realized gain on investment in money market fund	27	-	27
Loss on investment in marketable securities and short-term investments	(114)	-	(114)
(Loss) gain on foreign currency transactions, net	282	(1,213)	1,495
Change in fair value of digital assets	53	-	53
Interest income, net	1,363	1,033	331
Pre-Tax Loss	(5,400)	(4,362)	(1,038)
Income tax benefit	-	333	(333)
Net Loss	$(5,400)	$(4,029)	$(1,371)

Revenues

In-person experience revenues decreased by approximately $0.3 million, or 25%, to approximately $1.0 million for the three months ended September 30, 2025 from approximately $1.3 million for the three months ended September 30, 2024. The decrease in in-person revenues is primarily attributable to lower average revenue per event for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to a decrease in the size of events at the arena during the quarters.

Casual mobile gaming revenue was $0.8 million for the three months ended September 30, 2025 and $0.8 million for the three months ended September 30, 2024, respectively. The slight increase in casual mobile games revenue was primarily due to the launch of a new poker game in June of 2025.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $0.1 million, or 10%, to approximately $0.6 million for the three months ended September 30, 2025 from approximately $0.7 million for the three months ended September 30, 2024. The decrease is the result of lower costs associated with the smaller events held at the arena during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Casual mobile gaming costs (exclusive of depreciation and amortization) were $0.7 million for the three months ended September 30, 2025 and $0.7 million for the three months ended September 30, 2024, respectively, resulting from higher costs associated with the new gaming model approach discussed in casual mobile gaming revenue above.

Research and development expenses were $175 thousand and $158 thousand for the three months ended September 30, 2025 and 2024, respectively. Research and development expenses consist principally of costs related to the development of new casual mobile games for ZTech.

Selling and marketing expenses decreased by approximately $12 thousand, or 13%, to approximately $79 thousand for the three months ended September 30, 2025 from approximately $91 thousand for the three months ended September 30, 2024.

General and administrative expenses increased by approximately $5.9 million, or 448%, to approximately $7.2 million for the three months ended September 30, 2025, from approximately $1.3 million for the three months ended September 30, 2024. The significant increase in general and administrative expenses resulted primarily from a $5.4 million increase in legal and professional fees incurred in connection with complaints filed by a dissident stockholder as well as a $0.1 million increase in directors’ and officers’ insurance.

Depreciation and amortization increased by approximately $4 thousand, or 1%, to approximately $405 thousand for the three months ended September 30, 2025, from approximately $401 thousand for the three months ended September 30, 2024. The slight increase was mainly due to additional property and equipment placed in service during the three months ending September 30, 2025.

Other (expense) income, net

We recognized other non-operating income, net, of approximately $324 thousand during the three months ended September 30, 2025, compared to $1 thousand of other expense, net, recorded for the three months ended September 30, 2024, representing an increase in other expense, net of $325 thousand. The increase is primarily attributable to gains recognized on the sale of marketable securities and short-term investments.

Loss on escrow settlement

We recognized a loss in connection with a Settlement and Release Agreement dated September 16, 2024, with Brookfield Property Partners (“Brookfield”), under which $3.0 million was released and paid to Brookfield from an escrow account established in January 2020. The entire escrow account of $5.0 million was included in restricted cash on the condensed consolidated balance sheets since that date.

Realized gain on investment in money market fund

We realized a gain on an investment in a money market fund of $27 thousand for the three months ended September 30, 2025, resulting from a change in the fair value of the money market funds between the purchase date and September 30, 2025. There were no investments in money market funds for the three months ended September 30, 2024.

Loss on investment in marketable securities

The Company recognized a loss of $0.1 million on its investments in marketable securities during the three months ended September 30, 2025, due to the change in fair value of the marketable securities during the period. There were no investments in marketable securities for the three months ended September 30, 2024.

(Loss) gain on foreign currency transactions, net

The gain on foreign currency transactions was approximately $0.3 million for the three months ended September 30, 2025 compared to a $1.2 million loss for the three months ended September 30, 2024. The increase is a result of changes in the exchange rate of the Japanese Yen to United States Dollar between the dates certain loans payable were borrowed, the dates certain loans receivable were issued, and the dates certain equity linked notes, bond linked notes, ETF linked notes and foreign securities were purchased and the September 30, 2025 and 2024 remeasurement date.

Change in fair value of digital assets

The increase in the fair value of digital assets was approximately $53 thousand and $0 for the three months ended September 30, 2025 and 2024, respectively. We adopted ASU 2023-08 on January 1, 2025, which requires entities to measure crypto assets at fair value. The increase in fair value is a result of the increase in the fair value of Ethereum and Bitcoin from the date of adoption.

Interest income, net

Interest income, net, was approximately $1.4 million for the three months ended September 30, 2025 compared to approximately $1.0 million for the three months ended September 30, 2024. Interest income is a result of interest earned on fixed term deposits and equity, bond, and FX linked notes, as well as interest earned on loans receivable during the period.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

	For the
	Nine Months Ended
	September 30,		Favorable
(in thousands)	2025	2024	(Unfavorable)

Revenues:
In-person	$3,827	$3,518	$309
Casual mobile gaming	2,215	3,664	(1,449)
Total Revenues	6,042	7,182	(1,140)
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	2,092	1,821	(271)
Casual mobile gaming (exclusive of depreciation and amortization)	2,051	3,199	1,148
Research and development expenses	523	527	4
Selling and marketing expenses	201	198	(3)
General and administrative expenses	18,676	9,402	(9,274)
Depreciation and amortization	1,177	1,182	5
Total Costs and Expenses	24,720	16,329	8,391
Loss From Operations	(18,678)	(9,147)	(9,531)
Other (Expense) Income:
Other (expense) income, net	292	1	291
Loss on escrow settlement	-	(3,000)	3,000
Realized gain on investment in money market fund	413	-	413
Gain on investment in marketable securities	399	-	399
(Loss) gain on foreign currency transactions, net	(819)	(862)	43
Change in fair value of digital assets	17	-	17
Interest income, net	3,243	2,934	309
Pre-Tax Loss	(15,133)	(10,074)	(5,059)
Income tax benefit	-	333	(333)
Net Loss	$(15,133)	$(9,741)	$(5,392)

In-person experience revenues increased by approximately $0.3 million, or 9%, to approximately $3.8 million for the nine months ended September 30, 2025 from approximately $3.5 million for the nine months ended September 30, 2024. The increase in in-person revenues resulted from higher revenue generated from arena events, including both the quantity of events and the average revenue per event.

Casual mobile gaming revenue was $2.2 million for the nine months ended September 30, 2025 and $3.7 million for the nine months ended September 30, 2024, respectively. The decrease in casual mobile games revenue was primarily due to the contraction of the online card game market as well as increasing competition from new mobile game developers.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) increased by approximately $0.3 million, or 15%, to approximately $2.1 million for the nine months ended September 30, 2025 from approximately $1.8 million for the nine months ended September 30, 2024. The increase is the result of the costs associated with third party events at the arena held during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Casual mobile gaming costs (exclusive of depreciation and amortization) were $2.1 million for the nine months ended September 30, 2025 and $3.2 million for the nine months ended September 30, 2024, respectively, resulting from a decrease in user incentive, user acquisition and other costs directly associated with the decline in revenues.

Research and development expenses were $523 thousand and $527 thousand for the nine months ended September 30, 2025 and 2024, respectively. Research and development expenses consist principally of costs related to the development of new casual mobile games for ZTech.

Selling and marketing expenses increased by approximately $3 thousand, or 1%, to approximately $201 thousand for the nine months ended September 30, 2025 from approximately $198 thousand for the nine months ended September 30, 2024.

General and administrative expenses increased by approximately $9.3 million, or 99%, to approximately $18.7 million for the nine months ended September 30, 2025, from approximately $9.4 million for the nine months ended September 30, 2024. The increase in general and administrative expenses resulted primarily from a $7.9 million increase in legal and professional fees incurred in connection with complaints filed by a dissident stockholder, a $0.4 million increase in salaries due to the hiring of our new President in April of 2024 as well as a $0.3 million increase in directors’ and officers’ insurance costs. These increases were slightly offset by a $0.4 million decrease in stock-based compensation due to restricted share awards granted on February 22, 2024 in which a portion immediately vested.

Depreciation and amortization decreased by approximately $5 thousand, or 0%, to approximately $1.2 million for the nine months ended September 30, 2025, from approximately $1.2 million for the nine months ended September 30, 2024. The decrease was mainly due to the impairment of software licenses at December 31, 2024.

Other (expense) income, net

We recognized other non-operating income, net, of approximately $292 thousand during the nine months ended September 30, 2025, compared to $1 thousand of other income, net, recorded for the nine months ended September 30, 2024, representing an increase in other non-operating income, net of $291 thousand. The increase is primarily attributable to a gain recognized on the sale of marketable securities and short-term investments.

Realized gain on investment in money market fund

We realized a gain on an investment in a money market fund of $0.4 million for the nine months ended September 30, 2025, resulting from the change in the fair value of the money market funds between the purchase date and the date the money market funds were sold. There were no investments in money market funds for the nine months ended September 30, 2024.

Gain on investment in marketable securities

The Company recognized a gain of $0.4 million on its investments in marketable securities during the nine months ended September 30, 2025, due to the change in the fair value of the marketable securities during the period. There were no investments in marketable securities for the nine months ended September 30, 2024.

Loss on escrow settlement

We recognized a loss in connection with a Settlement and Release Agreement dated September 16, 2024, with Brookfield Property Partners (“Brookfield”), under which $3.0 million was released and paid to Brookfield from an escrow account established in January 2020. The entire escrow account of $5.0 million was included in restricted cash on the condensed consolidated balance sheets since that date.

(Loss) gain on foreign currency transactions, net

The loss on foreign currency transactions was approximately $0.8 million for the nine months ended September 30, 2025 compared to a $0.9 million loss for the nine months ended September 30, 2024. The increase in loss is a result of changes in the exchange rate of the Japanese Yen to United States Dollar between the dates certain loans payable were borrowed, the dates certain loans receivable were issued, and the dates certain equity linked notes, bond linked notes, ETF linked notes and foreign securities were purchased and the September 30, 2025 and 2024 remeasurement date.

Change in fair value of digital assets

The increase in the fair value of digital assets was approximately $17 thousand and $0 for the nine months ended September 30, 2025 and 2024, respectively. We adopted ASU 2023-08 on January 1, 2025, which requires entities to measure crypto assets at fair value. The change in fair value represents fluctuations in the fair value of Ethereum and Bitcoin from the date of adoption or the date of purchase if made during the nine months ended September 30, 2025.

Interest income, net

Interest income, net, was approximately $3.2 million and $2.9 million for the nine months ended September 30, 2025 and 2024 respectively. Interest income is a result of the interest earned on fixed term deposits and equity, bond, and ETF linked notes, as well as interest earned on loans receivable during the period.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital at September 30, 2025 and December 31, 2024, respectively:

	September 30,	December 31,
(in thousands)	2025	2024
Current Assets	$83,070	$94,746
Current Liabilities	$46,432	$30,478
Working Capital Surplus	$36,639	$64,268

Our primary sources of liquidity and capital resources have been cash and short-term investments on the balance sheet, including the funds received through the sale of World Poker Tour.

As of September 30, 2025, we had cash and cash equivalents of approximately $15.4 million (not including $38.3 million of short-term investments and $2.2 million of marketable securities) and working capital of approximately $36.6 million.

Cash requirements for our current liabilities include approximately $35.1 million for loans payable, approximately $9.3 million in the aggregate for accounts payable and accrued expenses, and approximately $1.7 million for the current portion of an operating lease liability. Cash requirements for non-current liabilities include approximately $2.8 million for the non-current portion of an operating lease liability. The Company intends to meet these cash requirements from its current cash, short-term investments, and marketable securities balances.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(3,690)	$(13,249)
Investing activities	$(41,032)	$(24,767)
Financing activities	$854	$28,027

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 and 2024 was approximately $3.7 million and $13.2 million, respectively, representing decreased usage of cash of $9.5 million. During the nine months ended September 30, 2025 and 2024, the net cash used in operating activities was primarily attributable to the net loss of approximately $15.1 million and $9.7 million, respectively, adjusted for approximately $3.2 million and $2.9 million, respectively, of net non-cash expenses, and approximately $8.2 million and ($6.4) million, respectively, of cash generated by or (used to fund) changes in the levels of operating assets and liabilities.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was approximately $41.0 million, which consisted of $186.5 million used for the purchase of short-term investments, $6.1 million used for loans receivable, $1.7 million used for the purchase of land use rights, $2.4 million collaborative agreement deposit, and $3.1 million used for the investments in unconsolidated affiliate, partially offset by $102.5 million in proceeds from the maturing of short-term investments, $54.6 million from proceeds from early withdrawal of short-term investments, and $1.9 million from proceeds from the sale of marketable securities.

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

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was approximately $0.9 million compared to approximately $28.0 million of net cash provided by financing activities during the nine months ended September 30, 2024. Net cash provided by financing activities during the nine months ended September 30, 2025 represented proceeds from a loans payable of $45.6 million, which is partially offset by a repayment of loans payable of $38.1 million and proceeds upon cancellation of common stock previously issued of $6.6 million. Net cash provided by financing activities during the nine months ended September 30, 2024 represented proceeds from short-term loans of approximately $28 million and proceeds from the issuance of common stock in a share purchase agreement of $2 million, offset by the $2 million return of proceeds upon cancellation of common stock previously issued.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We consider accounting for the allowance for credit loss on loans receivable, impairment of long-lived assets, impairment of goodwill, and accruals for loss contingencies to be critical accounting estimates. There are other items within our financial statements that require estimation but are not deemed critical, as defined above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 12, 2024, Knighted filed a complaint captioned Knighted Pastures, LLC v. Yangyang Li, et al., C.A. No. 2024-1158-JTL in the Court of Chancery of the State of Delaware, naming the Company’s board of directors and certain third parties concerning the board of directors’ approval of the transaction with Blue Planet New Technology, Ltd., an affiliate of Yellow River. The complaint alleges that the board of directors breached its fiduciary duties by approving the transaction which Knighted alleges served to disenfranchise Knighted’s stockholder rights. On April 25, 2025, the board of directors approved resolutions to rescind the transaction with Blue Planet New Technologies, Ltd., acknowledge and accept the resignation of Zongmin Ding from the board, effective April 25, 2025, determine to hold a combined annual meeting for 2024 and 2025 within 120 days from the date the Court enters dismissal or otherwise stays the lawsuit, and resolve that until the occurrence of the 2024 and 2025 combined annual meeting, the Company shall not: (i) take any action that would result in changes to the size of Board; (ii) modify the Company’s Bylaws or Certificate of Incorporation; (iii) modify the Company’s charters for its audit, compensation, and nominating and corporate governance committees; (iv) modify the Company’s code of business conduct and ethics; (v) take any action to invalidate Plaintiff’s nomination of Roy Choi, Walter Ivey Delph III, and Jennifer van Dijk to the Board in opposition to the Company’s three directors that are up for election at the 2024 annual meeting; and (vi) enter into any transaction that would result in the issuance of equity in the Company to any third party, provided, however, that the foregoing shall not apply to any matter that is subject to a stockholder vote and does not take effect until the requisite stockholder approval is obtained. The same day, director defendants filed a motion to dismiss the complaint as moot, or in the alternative stay the action pending the outcome of the combined 2024/2025 annual meeting. On April 29, 2025, the Court granted the motion with modifications. On May 22, 2025, the Court entered an order staying the case and preserving the status quo pending the outcome of the combined 2024/2025 annual meeting of stockholders scheduled to be held on August 4, 2025. On October 24, 2025, Knighted filed a motion seeking its legal fees and costs of approximately $5.9 million. The Company and its board of directors’ opposition motion is due on November 25, 2025. It is premature to make any assessment regarding the outcome of the motion.

On June 11, 2025, the Company filed a lawsuit against Knighted Pastures, LLC, Roy Choi, Naomi Choi, and Yiu-Ting So for violations of Section 13 of the Securities Exchange Act of 1934 for failing to disclose the coordinated group of stockholders that acted together to acquire more than 5% of Allied’s stock which improperly deprived Allied and the market of material information. The lawsuit also alleges that Knighted and Roy Choi failed to comply with Allied’s Bylaws. The Company filed a motion for preliminary injunction seeking certain preliminary relief to preserve the status quo. The preliminary injunction motion was heard on July 28 and, on August 1, the Court granted in part and denied in part the Company’s motion, ordering to enjoin any vote at the Company’s 2024 and 2025 Annual Meeting regarding changes to the composition of Allied’s board of directors. The Court’s full order was entered on August 12, 2025. On August 12, 2025, Knighted Pastures and Roy Choi filed a notice of appeal and on September 3, 2025, filed a motion to voluntarily dismiss the appeal. On October 17, 2025, the Company filed a motion for leave to file an amended complaint, alleging violations of the federal securities laws including Section 9(a)(2) and 10(b) of the Securities Exchange Act of 1934. The motion is pending. It is premature to make any assessments regarding the outcome of the matter.

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

On September 8, 2025, the Court entered into an order closing the Action. The Company agreed to pay $85,000 in attorneys’ fees and reimbursement of expenses to resolve the matter which was paid by the Company on September 16, 2025.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

10b5-1 Arrangements

To the best of the Company’s knowledge during the fiscal quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

ALLIED GAMING & ENTERTAINMENT INC.

Dated: November 19, 2025	By:	/s/ Yangyang Li
Yangyang Li, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2025	By:	/s/ Roy Anderson
Roy Anderson, Chief Financial Officer (Principal Financial Officer)