Form 10-K
period 2025-12-31
All In FutureTech Alliance, Inc.
filed 2026-05-22
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-38226

ALL IN FUTURETECH ALLIANCE, INC.

(FORMERLY KNOWN AS ALLIED GAMING & ENTERTAINMENT INC.)

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

The aggregate market value of common stock outstanding, other than shares held by affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $38,282,007 based on the price of $2.59, the closing price on June 30, 2025. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners, are or were, in fact, affiliates of the registrant.

As of May 6, 2026, 38,265,046, shares of common stock, par value $0.0001 per share, were outstanding.

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

ii

PART I

Item 1. Business

Overview of Business

Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our,” “AIFA,” “Allied” and the “Company” refer to All In FutureTech Alliance, Inc.and its subsidiaries. All In FutureTech Alliance, Inc. was formerly known as Allied Gaming & Entertainment, Inc..

Allied is a global experiential entertainment company focused on connecting audiences through gaming, live events, digital content, immersive experiences, and emerging technology-driven entertainment ecosystems. The Company operates a diversified platform spanning esports and live entertainment venues, mobile gaming, original content production, experiential events, and strategic investments in future technology, digital infrastructure, and education-related initiatives.

Prior to July 2021, the Company owned and operated the World Poker Tour (“WPT”) business and the Allied Esports business. On July 12, 2021, the Company completed the sale of its WPT business for gross proceeds of approximately $106 million. Following the divestiture, the Company repositioned its operations toward a broader experiential entertainment and gaming-focused strategy.

As of December 31, 2025, the Company’s operations primarily include Allied Esports International, Allied Mobile Entertainment, Allied Experiential Entertainment, and various strategic growth initiatives under development. Allied Esports International owns and operates HyperX Arena Las Vegas, one of the world’s most recognized esports and immersive entertainment venues, located at the Luxor Hotel in Las Vegas, Nevada. The Company also operates the Allied Esports Omen Truck, a mobile gaming and activation arena, and an original content production studio focused on proprietary programming, brand activations, livestream productions, and community engagement initiatives.

The Company provides a broad range of gaming, entertainment, and experiential services, including esports tournaments, live and virtual entertainment events, influencer and creator activations, original content programming, fan engagement experiences, and gaming-related community events designed to serve Gen Y, Gen Z, and Gen Alpha audiences globally.

In December 2022, the Company completed a strategic review of its business operations and announced plans to restructure its esports operations and expand into broader gaming lifestyle, entertainment, and digital ecosystem opportunities. Since then, the Company has actively pursued strategic acquisitions, investments, joint ventures, and partnership opportunities designed to diversify revenue streams, expand monetization capabilities, and position the Company for long-term growth across gaming, entertainment, digital infrastructure, and emerging technology sectors.

As part of this strategic transformation, the Company has increasingly focused on the convergence of experiential entertainment, mobile gaming, artificial intelligence (“AI”), digital infrastructure, and token-enabled ecosystems. Management believes that the rapid evolution of AI applications, high-performance computing demand, digital connectivity infrastructure, and creator-driven digital economies present significant long-term opportunities for integrated entertainment and technology platforms.

On October 31, 2023, the Company completed the acquisition of a 40% equity interest in Beijing Lianzhong Zhihe Technology Co., Ltd. (“Z-Tech”), a developer and operator of casual mobile games specializing in card and Mahjong-related gaming products. Pursuant to the acquisition agreement, the Company obtained the right to appoint three out of five members of Z-Tech’s board of directors, making Allied the largest shareholder of Z-Tech. Through this investment, the Company expanded its presence in mobile gaming, digital user engagement, and in-game monetization capabilities, while also gaining access to additional gaming communities and advertising technologies.

In November 2025, the Company completed the acquisition of Saiju School, an accredited vocational educational institution in Japan. Following the acquisition, the Company began developing plans to transform the institution into Allied International Futuretech Academy, a future-oriented educational platform integrating esports, digital content creation, live event production, animation, AI applications, gaming-related technologies, and experiential entertainment training programs. The Company believes the acquisition represents a strategic expansion into education, youth engagement, and talent development ecosystems, while creating long-term synergy opportunities across Allied’s entertainment, gaming, content, and technology initiatives.

The Company is also evaluating opportunities in AI infrastructure, silicon photonics-enabled compute solutions, cross-border fiber-optic network transmission, digital infrastructure services, and related high-growth technology sectors. Management believes these initiatives may create future opportunities to integrate entertainment ecosystems, digital infrastructure, AI-driven applications, and tokenized digital asset frameworks into a broader next-generation platform strategy.

The global gaming and interactive entertainment industry continues to experience substantial growth. According to industry research, global mobile game revenue is projected to reach $138 billion in 2026, with the average spending per user expected to surpass $40 annually, with worldwide players estimated at approximately 3.42 billion. Industry forecasts project the number of global gamers to exceed 3.75 billion by 2027. In addition, the broader global gaming industry is projected to continue expanding at a strong compound annual growth rate over the coming years, driven primarily by mobile gaming, live-service ecosystems, creator-driven content, esports engagement, cloud connectivity, and emerging AI-enabled entertainment experiences.

Mobile gaming remains one of the largest contributors to industry growth, generating approximately $92.5 billion in revenue during 2024 and accounting for nearly half of global gaming industry revenue. Meanwhile, esports and livestream entertainment continue to evolve into mainstream entertainment verticals supported by sponsorships, advertising, media rights, creator economies, and large-scale community engagement.

Esports, an abbreviation of “electronic sports,” encompasses competitive video gaming across a wide range of titles and genres. Competitive gaming has evolved into a global spectator-driven entertainment category combining live events, digital broadcasting, streaming platforms, creator content, sponsorship activation, and fan communities. The increasing popularity of game streaming, influencer-led gaming content, and interactive entertainment experiences continue to drive engagement across both online and in-person channels.

Esports Trends for 2026

•	The Rise of Mobile Esports: Mobile esports are officially breaking out of regional boundaries. Titles like Mobile Legends: Bang Bang, Free Fire, and Honor of Kings are driving the largest viewership growth, particularly in emerging markets like Southeast Asia, India, and Latin America.

•	Merging with Entertainment: The line between competitive gaming and broader entertainment continues to blur. Creator-driven tournaments and collaborations between pro players, streamers, and media brands are matching or surpassing traditional esports viewership.

•	AI and Data-Driven Competition: AI is becoming a major force in esports analytics. By 2026, AI-assisted coaching tools, automated highlight generation, and real-time performance tracking are expected to become standard across top-tier teams.

•	Institutionalization and Regulation: Esports is becoming highly formalized, with countries establishing benchmarks for athlete management, visa systems, and anti-doping policies to legitimize it as a sustainable career. Notably, the 2026 Asian Games in Japan will feature esports as an official medal discipline across 11 titles.

•	Massive Revenue and Global Circuits: The broader esports market—including sponsorships, media rights, and merchandise—is projected to hit $3.17 billion in 2026. The year will feature a highly commercialized global circuit, anchored by mega-events like the Esports World Cup in Riyadh, the League of Legends World Championship (expected in North America), and the Global Esports World Finals in Los Angeles.

The audience for live game streaming and interactive entertainment content continues to grow globally, supported by advances in mobile connectivity, digital infrastructure, streaming technologies, and social media engagement. Management believes the continued convergence of gaming, creator-driven media, live experiences, AI-enabled personalization, and digital commerce will continue reshaping the broader entertainment industry and creating new opportunities for integrated experiential entertainment platforms.

Allied continues to operate under a multi-pillar strategy centered around (i) in-person experiential entertainment and venue operations, (ii) multiplatform content and community engagement, (iii) interactive gaming and digital services, and (iv) strategic expansion into future technology, AI infrastructure, education, and digital ecosystem opportunities, both independently and through strategic partnerships and acquisitions.

Growth Strategy

As part of Allied’s long-term strategic transformation, the Company is expanding beyond traditional gaming and entertainment into future technology, AI-enabled applications, digital infrastructure, and next-generation ecosystem opportunities. Management believes the convergence of artificial intelligence, immersive entertainment, creator economies, high-performance computing, and digital connectivity infrastructure is reshaping global entertainment, media, education, and digital commerce industries.

Allied intends to position itself at the intersection of experiential entertainment, AI infrastructure, digital content ecosystems, and technology-enabled consumer engagement through a combination of strategic partnerships, acquisitions, investments, and platform development initiatives.

Global AI & Digital Infrastructure Opportunity

The global artificial intelligence market is experiencing rapid expansion across enterprise, consumer, and infrastructure applications.

•	According to Bloomberg Intelligence, the generative AI market is projected to exceed $1.3 trillion by 2032, driven by increasing demand for AI compute infrastructure, cloud services, digital content generation, and AI-powered applications.

•	The global data center market is expected to surpass $600 billion by 2030, fueled by accelerated demand for AI training, inferencing, cloud computing, and high-performance compute workloads.

•	AI-focused super-computing infrastructure and next-generation compute facilities are becoming increasingly important as enterprises require scalable processing power for machine learning, content generation, automation, and real-time data analysis.

•	Meanwhile, fiber-optic network infrastructure and cross-border digital connectivity assets continue to experience strong long-term growth driven by cloud adoption, streaming demand, AI data transmission requirements, and expanding digital economies throughout Asia and emerging markets.

Management believes these sectors are increasingly interconnected with entertainment, gaming, digital media distribution, livestreaming, and creator-driven ecosystems.

AI-Enabled Applications & Ecosystem Integration

Allied believes artificial intelligence will become a transformative layer across gaming, entertainment, education, content creation, digital marketing, and fan engagement.

Potential AI-enabled applications under evaluation may include:

•	AI-powered content generation and post-production tools;

•	AI-enhanced livestreaming and broadcasting technologies;

•	Intelligent fan engagement and recommendation systems;

•	AI-driven gaming experiences and NPC interaction models;

•	Creator economy support tools and digital avatar technologies;

•	AI-assisted event production and operational optimization;

•	AI-enabled educational and vocational training platforms;

•	AI-enhanced customer acquisition and monetization analytics.

The Company believes AI technologies may significantly improve operational scalability, personalization capabilities, content efficiency, and digital monetization opportunities across its entertainment ecosystem.

AI Education & Talent Development

As part of the Company’s expansion into future technology sectors, Allied is also evaluating opportunities in AI-focused education, vocational training, creator economy development, and future workforce enablement.

Building upon the acquisition of Saiju School and the development of Allied International Futuretech Academy, the Company intends to explore curriculum and training programs related to:

•	Artificial intelligence applications;

•	Digital content production;

•	Esports and livestream production;

•	Animation and game development;

•	Creator economy entrepreneurship;

•	AI-assisted media production;

•	Digital marketing and online monetization;

•	Future technology and interactive entertainment industries.

Management believes that the combination of experiential entertainment, creator-driven ecosystems, and AI-focused education may create long-term strategic synergies while supporting talent incubation and community development initiatives.

Digital Infrastructure & Super-Computing Initiatives

The Company is also exploring opportunities related to digital infrastructure assets that may support long-term AI ecosystem development and future technology initiatives.

Areas under evaluation may include:

•	AI-focused super-computing datacenters;

•	Silicon photonics-enabled compute infrastructure;

•	Cross-border fiber-optic transmission networks;

•	Digital infrastructure partnerships;

•	AI compute leasing and infrastructure services;

•	Data transmission and connectivity platforms.

Management believes the long-term demand for AI compute capacity, data transmission, streaming infrastructure, and digital connectivity may continue to grow substantially over the coming decade, particularly throughout Asia-Pacific and emerging digital economies.

The Company believes that integrating digital infrastructure capabilities with entertainment, gaming, content distribution, and AI-enabled ecosystems may create future strategic advantages and diversified revenue opportunities.

Strategic M&A & Capital Formation Activities

As part of its broader growth strategy, Allied intends to continue pursuing strategic mergers and acquisitions, joint ventures, investments, and strategic partnerships that complement or expand the Company’s evolving ecosystem.

Potential M&A opportunities may include, among others:

•	Experiential entertainment assets;

•	Esports and live event businesses;

•	Mobile gaming platforms;

•	Digital media and creator ecosystems;

•	AI education and AI application platforms;

•	Original IP and content studios;

•	Super-computing datacenter projects;

•	Fiber-optic and digital infrastructure assets;

•	AI-related technology businesses;

•	Interactive entertainment platforms;

The Company may pursue these opportunities through a combination of cash investments, strategic equity issuances, joint ventures, structured financings, or other strategic transaction structures.

To support future expansion initiatives, the Company may also pursue various financing activities, including private placements, strategic investments, convertible securities, infrastructure financing arrangements, project-level financings, or other capital markets transactions.

Management believes the Company’s public company platform, strategic relationships, entertainment ecosystem, and operational flexibility position Allied to pursue transformational growth opportunities across both entertainment and future technology sectors.

Long-Term Vision

Allied’s long-term vision is to evolve into an integrated experiential entertainment and future technology platform where content, community, infrastructure, AI-enabled applications, and digital commerce converge.

By combining live entertainment experiences, multiplatform content, interactive digital services, AI technologies, education initiatives, and digital infrastructure opportunities, the Company aims to create a scalable ecosystem capable of serving both consumer entertainment and emerging technology-driven markets.

Management believes this integrated strategy may position Allied to participate in multiple high-growth sectors simultaneously while building diversified long-term revenue streams and enhancing shareholder value over time.

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

Employees

As of May 10, 2026, we had 48 employees, including 23 employees that operated under collective-bargaining agreements.

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

Item 3. Legal Proceedings

We may be subject to litigation, claims and regulatory proceedings arising in the ordinary course of business from time to time. Such matters may include, among other things, commercial, securities, employment and other claims. While the results of litigation and claims cannot be predicted with certainty, we are currently involved in the following material legal proceedings.

Knighted Pastures, LLC – Delaware Litigation

On November 12, 2024, Knighted Pastures, LLC (“Knighted”) filed a complaint captioned Knighted Pastures, LLC v. Yangyang Li, et al., C.A. No. 2024-1158-JTL in the Court of Chancery of the State of Delaware concerning the board of directors’ approval of the transaction with Blue Planet New Technology, Ltd., an affiliate of Yellow River. The complaint alleged, among other things, breaches of fiduciary duties by the Company’s board of directors.

On April 25, 2025, the board of directors approved certain resolutions, including rescinding the transaction with Blue Planet New Technologies, Ltd. and agreeing to certain governance-related undertakings. On May 22, 2025, the Court entered an order staying the case and preserving the status quo pending the outcome of the combined 2024/2025 annual meeting of stockholders held on August 4, 2025.

On October 24, 2025, Knighted filed a motion seeking legal fees and costs of approximately $5.9 million. On March 10, 2026, the Court granted Knighted’s motion and awarded attorneys’ fees and expenses totaling approximately $5.94 million. On April 10, 2026, the Company and Knighted entered into a binding Term Sheet for Global Resolution relating to the Delaware litigation and certain related federal litigation. Pursuant to the settlement, the parties agreed to mutual releases and certain standstill and non-disparagement provisions. Pursuant to the settlement and related court orders, all substantive claims asserted in the Delaware litigation have been resolved and dismissed, other than matters relating to the payment and enforcement of the fee award.

Knighted Pastures, LLC – Federal Litigation

On June 11, 2025, the Company filed a lawsuit against Knighted Pastures, LLC, Roy Choi, Naomi Choi, and Yiu-Ting So in the United States District Court for the Central District of California alleging violations of Section 13 of the Securities Exchange Act of 1934 and related claims. The Company also sought preliminary injunctive relief. On August 12, 2025, the Court entered an order partially granting the Company’s motion for preliminary injunction.

On April 17, 2026, pursuant to the settlement entered into by the parties, the Company filed a Notice of Dismissal With Prejudice of the federal litigation.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “AGAE.”

Holders

On May 6, 2026, there were 35 holders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

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

The following table provides information with respect to repurchases made under the stock repurchase program during the fourth quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Available to be Purchased Under the Program

October 1, 2025 to October 31, 2025	-	$-	-	$-

November 1, 2025 to November 30, 2025	-	$-	-	$-

December 1, 2025 to December 31, 2025	-	$-	-	$7,305,926

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related disclosures for the years ended December 31, 2025 and 2024, which are included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K, and other factors that we have not identified.

The Company

All In FutureTech Alliance, Inc., along with its subsidiaries (“AIFA” or the “Company”) (formerly known as “Allied Gaming & Entertainment Inc.”) is a global experiential entertainment company focused on providing a growing audience of gamers with unique experiences through renowned assets, products, and services. Under the Allied Esports International subsidiary (“AEI”) we operate global competitive esports properties designed to connect players and fans via a network of connected arenas and creation of original esports content. Esports Arena Las Vegas, LLC subsidiary, operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. Meanwhile, Allied Mobile Entertainment subsidiary (“AME”), is dedicated to exploring opportunities in the massive and growing mobile games markets. AME’s ownership of a 40% equity interest in Beijing Lianzhong Zhihe Technology Co. Ltd (“Z-Tech”), a prominent mobile games developer and operator, is engaged in the development and distribution of casual mobile games in Mainland China, solidifies our presence in this lucrative sector. Moreover, our subsidiary Allied Experiential Entertainment (“AEE”), focuses on orchestrating live entertainment events and offers management and consultation service to experiential entertainment venue operation. The Company offers a variety of esports and gaming-related content, including world class tournaments, live and virtual entertainment and gaming events, and original programming to continuously nurture vibrant communities primarily comprising of Gen Y, Z, and Alpha consumers.

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

Results of Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024:

	For the Years Ended
	December 31,		Favorable
(in thousands)	2025	2024	(Unfavorable)

Revenues:
In-person	$4,942	$4,670	$272
Casual mobile gaming	3,033	4,409	(1,376)
Total Revenues	7,975	9,079	(1,104)
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	2,767	2,497	(270)
Casual mobile gaming (exclusive of depreciation and amortization)	2,846	3,876	1,030
Research and development expenses	673	865	192
Selling and marketing expenses	223	287	64
General and administrative expenses	31,051	13,349	(17,702)
Depreciation and amortization	1,556	1,586	30
Impairment of goodwill	668	9,567	8,899
Impairment of long-lived assets	7,248	358	(6,890)
Total Costs and Expenses	47,032	32,385	(14,647)
Loss From Operations	(39,057)	(23,306)	(15,751)
Other Income (Expense):
Other (expense) income, net	16	6	10
Loss on escrow settlement	-	(3,000)	3,000
Realized gain on investment in money market fund	458	209	249
Loss on investment in marketable securities, derivative and short-term investments	(1,132)	(536)	(596)
(Loss) gain on foreign currency transactions, net	388	(29)	417
Change in fair value of digital assets	(78)	-	(78)
Interest income, net	4,245	3,655	590
Total Other Income (Expense)	3,897	305	3,592
Pre-Tax Loss	(35,160)	(23,001)	(12,159)
Income tax benefit	536	425	111
Net Loss	$(34,624)	$(22,576)	$(12,048)

Revenues

In-person experience revenue was $4.9 million and $4.7 million for the years ended December 31, 2025 and 2024. The increase in-person experience revenues consisted of a $0.3 million increase in event revenue and $0.1 million decrease in ticket and gaming revenue. The increase in event revenue is primarily attributable to the number of events held during 2025 versus the quantity of such events in the prior year.

Casual mobile gaming revenue was $3.0 million and $4.4 million for the years ended December 31, 2025 and 2024, respectively. The decrease in casual mobile games revenue was primarily due to the contraction of the online card game market as well as increasing competition from new mobile game developers.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) increased by approximately $0.3 million, or 12%, to approximately $2.8 million for the year ended December 31, 2025 from approximately $2.5 million for the year ended December 31, 2024. The increase is the result of the costs associated with third party events held at the arena during 2025 compared to 2024.

Casual mobile gaming costs (exclusive of depreciation and amortization) were $2.8 million for the year ended December 31, 2025 and $3.9 million for the year ended December 31, 2024, respectively, resulting from a decrease in user incentive, user acquisition and other costs directly associated with the decline in revenues.

Research and development expenses were $673 thousand and $865 thousand for the years ended December 31, 2025 and 2024, respectively. Research and development expenses consist principally of costs related to the development of new casual mobile games by our BLT and Z-Tech subsidiaries.

General and administrative expenses increased by approximately $17.7 million to approximately $31.1 million for the year ended December 31, 2025, from approximately $13.3 million for the year ended December 31, 2024. The increase in general and administrative expenses resulted primarily from an $11.1 million increase in legal and professional fees incurred in connection with complaints filed by a dissident stockholder, a lawsuit filed against the stockholder for violations of Section 13 of the Securities Exchange Act of 1934, and a proxy contest between the Company and such stockholder, a $2.0 million payment under a strategic cooperation agreement, which represents a significant first step in the Company’s planned development into a leading global fiber optic communication, computing power, and AI-enabled services provider, a $2.6 million CECL allowance on the Company’s loans receivable, a $0.5 million payment to acquire access to an educational license through which the Company will launch and monetize a variety of new educational initiatives and technologies, a $0.7 million increase in payroll and travel costs, a $1.1 million increase in consulting, audit and tax fees, as well as a $0.2 million increase in directors’ and officers’ insurance costs. These increases were slightly offset by a $0.5 million decrease in stock-based compensation due to restricted share awards granted on February 22, 2024, in which a portion immediately vested.

Impairments of goodwill were approximately $0.7 and $9.6 million for the years ended December 31, 2025 and 2024, respectively. The impairments resulted from management’s determination that the fair value of one of its reporting units was less than its carrying amount at the end of each year.

Impairments of long-lived assets were approximately $7.2 and $0.4 million for the years ended December 31, 2025 and 2024, respectively. The impairments resulted from management’s determination that the fair value of these assets were less than their carrying amounts.

Loss on escrow settlement

In 2024, we recognized a loss in connection with a Settlement and Release Agreement dated September 16, 2024, with Brookfield Property Partners (“Brookfield”), under which $3.0 million was released and paid to Brookfield from an escrow account established in January 2020 (see Note 14 – Commitments and Contingencies – Investment Agreement). The entire escrow account of $5.0 million was included in restricted cash on the consolidated balance sheets from that date through the date of the Settlement and Release Agreement.

Change in fair value of digital assets

The decrease in the fair value of digital assets was approximately $78 thousand and $0 for the years ended December 31, 2025 and 2024, respectively. We adopted ASU 2023-08 on January 1, 2025, which requires entities to measure crypto assets at fair value. The change in fair value represents fluctuations in the fair value of Ethereum and Bitcoin from the date of adoption or the date of purchase if made during year ended December 31, 2025.

Interest income, net

Interest income, net, was approximately $4.2 million and $3.7 million for the years ended December 31, 2025 and 2024 respectively. Interest income is a result of the interest earned on fixed term deposits and equity, bond, and ETF linked notes, as well as interest earned on loans receivable during the periods.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital at December 31, 2025 and 2024:

	December 31,	December 31,
(in thousands)	2025	2024
Current Assets	$76,776	$94,746
Current Liabilities	$49,589	$30,478
Working Capital Surplus	$27,187	$64,268

Our primary sources of liquidity and capital resources have been cash and short-term investments on the balance sheet, including the funds received through the sale of World Poker Tour.

As of December 31, 2025, we had cash and cash equivalents of approximately $11.8 million (not including $37.7 million of short-term investments and $1.3 million of marketable securities) and working capital of approximately $27.2 million.

Cash requirements for our current liabilities include approximately $33.1 million for loans payable, approximately $14.5 million in the aggregate for accounts payable and accrued expenses, and approximately $1.7 million for the current portion of an operating lease liability. Cash requirements for non-current liabilities include approximately $2.4 million for the non-current portion of an operating lease liability. The Company intends to meet these cash requirements from its current cash, short-term investments, and marketable securities balances.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows for the years ended December 31, 2025 and 2024:

	For the Year Ended
	December 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(9,786)	$(9,769)
Investing activities	$(38,394)	$23,808
Financing activities	$801	$23,929

Net Cash Used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2025 and 2024 was approximately $9.8 million and $9.8 million, respectively, representing a decreased usage of cash of $17 thousand. During the years ended December 31, 2025 and 2024, the net cash used in operating activities was primarily attributable to the net loss of approximately $34.6 million and $22.6 million, respectively, adjusted for approximately $14.5 million and $12.7 million, respectively, of net non-cash expenses, and approximately $10.3 million and $0.1 million, respectively, of cash generated by changes in the levels of operating assets and liabilities.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was approximately $38.4 million, which consisted of $232.5 million used for the purchase of short-term investments, $6.1 million used for loans receivable, net, $1.9 million used for the purchase of land use rights, and $3.1 million used for an investment in unconsolidated affiliate, partially offset by $134.3 million in proceeds from the maturing of short-term investments, $68.1 million from proceeds from early withdrawal of short-term investments, and $3.0 million from proceeds from the sale of marketable securities.

Net cash provided by investing activities for the year ended December 31, 2024 was approximately $23.8 million, which consisted principally of approximately $127.7 million in proceeds from the maturing of short-term investments, partially offset by approximately $79.6 million used for the purchase of short-term investments, $5.0 million for the purchase of marketable securities, $2.2 million for the purchase of land use rights and $19.1 million for the issuance of short-term loans.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was approximately $0.8 million, which consisted of approximately $50.0 million from the proceeds of short-term loans, which was partially offset by approximately $42.5 million for repayments of short-term loans, and $6.6 million returned upon the cancellation of a share purchase agreement.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting as of December 31, 2025 was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information

During the three month period ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

CURRENT DIRECTORS, DIRECTOR NOMINEES AND EXECUTIVE OFFICERS

Our Board of Directors

Our Second Amended and Restated Certificate of Incorporation provides for a classified Board of Directors in which directors are divided into three classes, designated as Class A, Class B and Class C. Each class serves staggered, three-year terms, so that directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election. Set forth below are the names and certain information about each of our directors as of May 6, 2026, including the expiration of director terms. The information presented also includes each director’s age, principal occupation and business experience for the past five years and the names of other public companies of which he or she has served as a director during the past five years. In addition, the table contains information about the specific and particular experience, qualifications, attributes or skills of each director nominee.

Name	Director Class	Positions and Offices Held	Director Since	Director Term Expires	Age
Yangyang Li	Class A	CEO, Director, Chairman	2021	2026	47
Jingsheng (Jason) Lu	Class B	Director	2021	*	47
Mao Sun	Class B	Director	2024	*	49
Yuanfei (Cliff) Qu	Class C	Director	2022	*	47
Chi Zhao	Class C	Director	2024	*	38

*	As previously disclosed, the Company did not hold an annual meeting in 2024. Pursuant to a court order that enjoined conducting any vote regarding changes to the composition of the Company’s board of directors at the annual meeting in 2025, no vote regarding the election or removal of directors was taken at the Company’s combined 2024/2025 annual stockholders meeting which was held on August 4, 2025. As such, the Class B and C directors whose terms would have expired in 2024 and 2025, respectively, have continued to serve as directors until the next annual meeting which is expected to take place in July, 2026. At this meeting, the Company’s Class A director and all Class B and C directors will be named as director nominees for election.

Name of Director and/or Nominee	Principal Occupation, Business Experience For the Past Five Years and Directorships of Public Companies

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

The Board believes that Ms. Zhao’s background and experience is of value to the Board and makes her well-qualified to serve on the Board.

Our Executive Officers

The following table sets forth certain information concerning our executive officers as of May 6, 2026.

Name	Position(s)	Age
Yangyang Li	Chief Executive Officer	47

Roy L. Anderson	Chief Financial Officer	67

Yangyang Li Chief Executive Officer	Mr. Li’s biography is included above under the section titled “Our Board of Directors.”

Roy L. Anderson Chief Financial Officer	Roy L. Anderson has served as the Company’s Chief Financial Officer since October 2021. Mr. Anderson is a senior finance executive with deep expertise and experience in financial management, financial accounting and reporting, budgeting, internal controls, and risk management. From May 2005 to October 2021, Mr. Anderson was a partner with Mazars USA, an independent member firm of Mazars Group, an international accounting firm servicing clients in over 90 countries worldwide. In this role, Mr. Anderson worked closely with the senior executives, Board of Directors, and investors of companies in the Technology, Media and Telecommunications (TMT) industries ranging from start-ups to companies with multinational/divisional components and revenues in excess of $500 million. As an audit and transaction service partner in the TMT Group of Mazars, Mr. Anderson’s clients included companies engaged in online media (B2B and B2C), entertainment, gaming, events, trade shows, digital marketing/advertising, SaaS, eCommerce, artificial intelligence, lead generation, Tech-enabled services, cybersecurity, and software development. In addition, Mr. Anderson was a key member of Mazars’ SEC Practice Group. During his tenure at Mazars, Mr. Anderson was an invited speaker at key media and technology industry conferences, and presented educational webcasts on various technical issues including revenue recognition, share based compensation, and business combinations. Mr. Anderson is a certified public accountant (CPA) who holds a Bachelor of Science degree from Long Island University’s School of Professional Accountancy.

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

Nasdaq listing standards require that a majority of our Board of Directors be “independent directors” as defined by The Nasdaq Marketplace Rules. We currently have four “independent directors”: Yuanfei (Cliff) Qu, Mao Sun, Chi Zhao, and Jingsheng (Jason) Lu.

Mr. Yangyang Li is not independent because he currently serves as our Chief Executive Officer.

Board Leadership Structure and Risk Oversight

Yangyang Li currently serves as Chief Executive Officer and Chair of our Board of Directors. We believe this is appropriate for us at this time because the combined role of CEO and Chairman provides a clear chain of command to execute our strategic initiatives and business plans and allows such individual to serve as a bridge between management and the Board, which facilitates the regular flow of information.

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

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2025, the Board of Directors held 14 meetings. We expect our directors to attend all Board meetings and any meetings of committees of which they are members and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Although we do not have any formal policy regarding director attendance at stockholder meetings, we attempt to schedule meetings so that all directors can attend.

We have a separately standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, each of which is comprised of independent directors. Each of the Company’s committees has a separately adopted charter which is available on the Company’s website at ir.alliedgaming.gg.

Audit Committee

Our audit committee currently consists of Mao Sun (Chair), Jingsheng (Jason) Lu and Yuanfei (Cliff) Qu. Each member of such committee is independent under the applicable Nasdaq listing standards.

The Audit Committee will, at all times, be composed exclusively of “independent directors,” as defined for Audit Committee members under the Nasdaq listing standards and the rules and regulations of the SEC, who are “financially literate,” as defined under Nasdaq’s listing standards. Nasdaq’s listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board of Directors has determined that each member of the Audit Committee satisfies Nasdaq’s definition of financial sophistication and that Mao Sun qualifies as an “Audit Committee financial expert” as defined under rules and regulations of the SEC.

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

Compensation Committee

Our Compensation Committee consists of Yuanfei (Cliff) Qu (Chair), Mao Sun, and Chi Zhao. Each member of such committee is independent under the applicable Nasdaq listing standards.

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

Nominating and Corporate Governance Committee

Chi Zhao (Chair), Mao Sun, and Jingsheng (Jason) Lu currently serve as members of our nominating and corporate governance committee. Each member of such committee is independent under the applicable Nasdaq listing standards. The nominating and corporate governance committee has a written charter. The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors.

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

Availability of Corporate Governance Information

Our Audit, Compensation, and Nominating and Governance Committees operating under the charters adopted by the Board that describe the authority and responsibilities delegated to the committees by our Board. Our Board has adopted a Code of Business Conduct & Ethics that applies to the Company, its subsidiaries, and all of our employees, including our executive officers and directors. We post on our website, at www.alliedgaming.gg under the “Investors-Governance” tab, the charters of our Audit Committee, Compensation Committee, and Nominating Committee, and the Code of Business Conduct & Ethics referenced above. A copy of the Code of Business Conduct & Ethics has been provided to each of our executive officers and members of the Board. We intend to disclose any amendments to our Code of Business Conduct & Ethics, or any waivers of its requirements, on our website to the extent required by applicable SEC or Nasdaq rules. The inclusion of our website address in this Form 10-K does not include or incorporate by reference the information on or accessible through our website into this Form 10-K. These documents are also available in print to any stockholder requesting a copy in writing from our Secretary at All In FutureTech Alliance, Inc.745 Fifth Avenue, Suite 500 New York, NY 10151.

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

Item 11. Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION

The following tables provide information regarding the compensation for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2025, and December 31, 2024, by the Company’s Chief Executive Officer, Chief Financial Officer and President of the Company whose employment commenced on April 30, 2024. The President of the Company was elevated to Chief Executive Officer on June 26, 2025, while remaining President and Chairman. The listed individuals are herein referred to as the “named executive officers.”

Summary Compensation Table

Name and principal position	Year (b)	Salary ($)		Bonus ($)	Stock Awards ($)(1)		Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($) (h)	All other compensation ($)		Total ($)
Yangyang Li(3)	2025	400,000		—	—		—	—	—	—		400,000
CEO, President, Chairman of the Board	2024	266,667	(4)	—	31,200	(2)	—	—	—	10,000	(4)	307,867

Yinghua Chen	2025	255,000		—	—		—	—	—	—		255,000
Former CEO	2024	300,000		—	1,279,200	(2)	—	—	—	—		1,579,200

Roy Anderson	2025	285,000		—	—		—	—	—	—		285,000
Chief Financial Officer, Secretary	2024	285,000		—	31,200	(2)	—	—	—	—		316,200

(1)	Amounts in this column reflect the aggregate grant date fair value of restricted stock unit awards granted on February 22, 2024, computed in accordance with FASB ASC Topic 718, as discussed in Note 15 – Stockholders’ Equity of our notes to the consolidated financial statements contained in this Annual Report. The grant date fair value of each restricted stock unit award is measured based on the closing price of the Company’s common stock on the date of grant, which was $1.04.

(2)	Consist of RSUs granted on February 22, 2024, which vested (i) twenty-five percent immediately upon grant and (ii) the remaining shares vesting in three equal successive installments every six months over an eighteen month period measured from the date of grant.

(3)	Mr. Li was appointed President of the Company on April 30, 2024.

(4)	Represents compensation received as a director of the Company in fiscal year 2024.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2025, the Company’s named executive officers had the following outstanding equity awards:

Name (a)	Number of securities underlying unexercised options exercisable (#)(b)		Number of Securities underlying unexercised options unexercisable (#)(c)	Equity Incentive plan awards: Number of Securities underlying unexercised unearned options unexercisable (#)(c)	Option exercise price ($)(e)	Option expiration date (f)	Number of shares of units of stock that have not vested (#)(g)	Market value of shares or units of stock that have not vested ($)(h)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(i)	Equity Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(j)
Yinghua Chen	40,000	(1)	—		2.11	7/01/2030
	75,000	(2)	—		2.21	11/11/2031			—	—
Roy Anderson	—		—	—	—	—	—	—	—	—
Yangyang Li	40,000	(3)	—		2.48	5/6/2031

(1)	Represents a stock option granted to Ms. Chen on July 1, 2020 in connection with service as a member of the Board of Directors. The option vested in 4 equal annual installments on each of July 1, 2021, 2022, 2023, and 2024.

(2)	Represents a stock option granted on November 11, 2021 in connection with Ms. Chen’s employment as the Company’s Chief Investment Officer. The option vested in four equal annual installments on each of November 11, 2022, 2023, 2024, and 2025.

(3)	Represents a stock option granted on May 6, 2021 in connection with service as a member of the Board of Directors. The option vested in four equal annual installments on each of May 6, 2022, 2023, 2024, and 2025.

Director Compensation

The following table sets forth information regarding the compensation earned for service on our Board of Directors by our non-employee directors during the year ended December 31, 2025. The compensation earned by employee directors is reported in the Summary Compensation Table above.

	Director Compensation Table
Name (a)	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	All other compensation ($) (g)		Total ($) (h)
Yushi Guo	30,000	—	—		30,000
Jingsheng (Jason) Lu	20,000	—	—		20,000
Adam Pliska(1)	—	—	80,000	(2)	80,000
Guanzhou (Jerry) Qin	30,000	—	—		30,000
Yuanfei Qu	20,000	—	—		20,000
Mao Sun	20,000	—	—		20,000
Chi Zhao	30,000	—	—		30,000

(1)	Mr. Pliska resigned as director effective April 30, 2024.

(2)	In February 2022, Mr. Pliska entered into a consulting arrangement with the Company pursuant to which he agreed to provide certain business and strategic advice to the Company. Mr. Pliska earned a consulting fee in the amount of $80,000 for fiscal year 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND DIRECTORS

The table below sets forth information known to us regarding the beneficial ownership of our common stock as of May 6, 2026, for:

●	each person we believe beneficially holds more than 5% of our outstanding common stock (based solely on our review of SEC filings);

●	each of our “named executive officers” as identified in the summary compensation table; and

●	all of our current directors and executive officers as a group.

●	The number of shares beneficially owned by a person includes shares issuable under options, warrants and other securities convertible into common stock held by that person and that are currently exercisable or that become exercisable within 60 days of May 6, 2026. Percentage calculations assume, for each person and group, that all shares that may be acquired by such person or group pursuant to options, warrants and other convertible securities currently exercisable or that become exercisable within 60 days of the May 6, 2026, are outstanding. Nevertheless, shares of common stock that are issuable upon exercise of presently unexercised options, warrants and other convertible securities are not deemed to be outstanding for purposes of calculating the “Percentage of Shares Beneficially Owned” by any other person or any other group.

As of May 6, 2026, we had 38,265,046 shares of common stock issued and outstanding.

Name and Address of Beneficial Owners(1)	Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Five Percent Stockholders:
Primo Vital Ltd.(2)	11,986,523		31.3%

Directors and Named Executive Officers:

Roy Anderson(3)	20,381		0.1%
Mao Sun	—		—
Yangyang (James) Li(4)	1,318,389		3.4%
Jingsheng (Jason) Lu(5)	12,046,523		31.5%
Yuanfei Qu(6)	20,000		0.1%
Chi Zhao	—		—
All current directors and executive officers, as a group (7 individuals)	13,405,293	(7)	33.2	%(7)

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 745 Fifth Ave, Suite 500, New York, NY 10151. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)	Based on a joint Schedule 13D/A filed on December 11, 2024, filed by Primo Vital Ltd. (“Primo”), Ourgame International Holdings Limited (“Ourgame”), and Jingsheng Lu. Primo is the wholly-owned subsidiary of Ourgame and is the record holder of 11,986,523 shares of the Company’s common stock. Each of the reporting persons has shared voting and dispositive power over 11,986,523 shares of common stock. Mr. Lu has sole voting and dispositive power over 60,000 shares of common stock. Mr. Lu is the Chairman and, since March 2, 2025, the Chief Financial Officer of Ourgame and the sole director of Primo. Prior to that date, Mr. Lu was the Chairman and Chief Executive Officer of Ourgame. Mr. Lu may exercise voting and dispositive power over the shares beneficially owned by Primo and disclaims any beneficial ownership in such shares except to the extent of his pecuniary interest. Primo’s business address is 31/F, Tower Two, Times Square, 1 Matheson Street, Causeway Bay, Hong Kong, China.

(3)	Consists of 20,381 shares of Company common stock held directly.

(4)	Consists of (i) 1,278,389 shares of Company common stock held directly, and (ii) options to purchase 40,000 shares of common stock that are exercisable within 60 days after May 6, 2026.

(5)	Mr. Lu serves as the Chairman and since March 2, 2025, the Chief Financial Officer of Ourgame, the parent of Primo, and as the sole director of Primo. Prior to that date, Mr. Lu was the Chairman and Chief Executive Officer of Ourgame. Mr. Lu may exercise voting and dispositive power over the shares beneficially owned by Primo and disclaims any beneficial ownership in such shares. Shares consists of (i) 20,000 shares of Company common stock held directly, (ii) options to purchase 40,000 shares of common stock, and (iii) 11,986,523 shares of common stock held by Primo.

(6)	Consists of 20,000 shares of Company common stock held directly.

(7)	Includes the 11,986,523 shares of common stock held by Primo for which Mr. Lu may be deemed to have beneficial ownership.

Securities Authorized for Issuance Under Equity Compensation Plans

Effective December 19, 2018, the Board adopted the Company’s 2019 Equity Incentive Plan, referred to herein as the 2019 Plan, which was subsequently approved by our shareholders on August 9, 2019. The purpose of the 2019 Plan, as amended on December 30, 2021 is to enable the Company to offer to employees, officers, and directors of, and consultants to, the Company and its subsidiaries whose past, present and/or potential future contributions to the Company and its subsidiaries have been, are or will be important to the success of the Company, an opportunity to share monetarily in the success of and/or acquire an equity interest in the Company. 3,763,305 shares of our common stock have been approved for issuance under the 2019 Plan, of which 558,116 shares remained available for issuance pursuant to future grants as of December 31, 2025.

The following table sets forth certain information as of December 31, 2025, with respect to securities authorized for issuance under compensation arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(2)	2,832,721	(3)	$3.53	558,116
Equity compensation plans not approved by security holders	—		—	—
Total	2,832,721		$3.53	558,116

(1)	Represents the weighted-average exercise price of options granted under the 2019 Plan. The weighted average exercise price does not take into account restricted stock units granted under the 2019 Plan.

(2)	Consists of shares subject to outstanding stock options under the 2019 Plan, some of which are vested and some of which remain subject to the vesting relating to the respective equity award.

(3)	Includes (i) 408,867 shares of common stock granted under the 2019 Plan, (ii) 1,320,000 options granted and outstanding under the 2019 Plan, (iii) 202,096 restricted stock units granted under the 2019 Plan, and (iv) 901,758 restricted stock awards granted under the 2019 Plan.

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

Transactions with Related Persons

None.

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firms

The following table shows the fees that were billed for audit and other services provided by the Company’s independent public accounting firm, ZH CPA, LLC, during the 2025 and 2024 fiscal years:

	ZH CPA, LLC
	For the Fiscal Years Ended December 31,
	2025	2024
Audit Fees (1)	$395,000	$360,000
Audit-Related Fees (2)	70,000	80,000
Tax Fees (3)	—	—
All Other Fees (4)	20,000	15,500
Total Fees	$485,000	$455,500

(1)	Audit Fees consist of fees for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption Audit Fees above. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The Audit Committee approved 100% of the services described herein.

(3)	Tax Fees typically consist of fees for tax compliance, tax advice, and tax planning.

(4)	All Other Fees typically consist of fees for permitted non-audit products and services provided.

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

3. The exhibits listed in the following Exhibits Index are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated December 19, 2018, by and among Black Ridge Acquisition Corp., Black Ridge Merger Sub, Corp., Allied Esports Entertainment, Inc., Noble Link Global Limited, Ourgame International Holdings Ltd., and Primo Vital Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018)
2.2	Amendment to Agreement and Plan of Reorganization, dated August 5, 2019 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed August 15, 2019)
2.3	Agreement of Merger, dated August 9, 2019, between Noble Link Global Limited and Allied Esports Media, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed August 15, 2019)
2.4	Plan of Merger, dated August 9, 2019, between Noble Link Global Limited and Allied Esports Media, Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed August 15, 2019)
2.5	Stock Purchase Agreement, dated January 19, 2021, by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 19, 2021)
2.6	Amended and Restated Stock Purchase Agreement, dated March 19, 2021, by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 22, 2021)
2.7	Amendment No. 1 to Amended and Restated Stock Purchase Agreement, dated March 29, 2021, by and among Allied Esports Entertainment, Inc., Allied Esports Media, Inc., Club Services, Inc., and Element Partners, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 30, 2021)
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 15, 2019)
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 27, 2020)
3.3	Second Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2020)
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Allied Esports Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 1, 2022)
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of All In FutureTech Alliance, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2026)
3.6	Second Amended and Restated Bylaws of All In FutureTech Alliance, Inc. (incorporated by reference to Exhibit 3.2 on Form 8-K filed by the Company on May 20, 2026)
3.7	Certificate of Designation of Series A Junior Participating Preferred Stock of All In FutureTech Alliance, Inc.(incorporated by reference to Exhibit 3.1 on Form 8-K filed by the Company on February 9, 2024)
4.1	Specimen common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed September 22, 2017)
4.2	Specimen warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed September 22, 2017)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed September 22, 2017)
4.4	Form of warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.5 to the Company’s Form S-1/A filed September 22, 2017)

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 of the Company’s Form 10-K filed March 24, 2023)
4.6	Form of Common Stock Purchase Warrant issued June 8, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 8, 2020)
4.7	Allied Esports Entertainment, Inc. 2019 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed August 24, 2021)
4.8	Allied Esports Entertainment, Inc. 2019 Stock Incentive plan Amendment dated December 30, 2021 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed August 24, 2021)
4.9	Rights Agreement, dated as of February 9, 2024, by and between the Company and Continental Stock Transfer & Trust, as rights agent (incorporated by reference to Exhibit 4.1 on Form 8-K filed by the Company on February 9, 2024)
10.1†	Employment Agreement, dated March 6, 2024, between the Company and Ying Hua (Yinghua) Chen (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on March 12, 2024)
10.2†	Restricted Stock Unit Agreement dated January 19, 2021 by and between Allied Esports Entertainment, Inc. and Frank Ng (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2021)
10.3	Assignment and Assumption Agreement dated April 24, 2020 among Ourgame International Holdings Limited, Trisara Ventures, LLC, Adam Pliska and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2020)
10.4	Separation Agreement and Release dated February 16, 2022 by and between Libing (Claire) Wu and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2022)
10.5	Release and Non-disparagement Agreement dated March 7, 2022 by and between Jerry Lewin and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed May 25, 2022)
10.6	Settlement Agreement, dated April 15, 2022, by and between Ourgame International Holdings Limited and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed May 25, 2022)
10.7	Termination Agreement, dated June 15, 2024, by and between the Company, Elite Fun Entertainment Limited (incorporated in Macao) and Elite Fun Entertainment Limited (incorporated in British Virgin Islands) incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 21, 2024)
10.8	Settlement Agreement and Release, dated September 16, 2024, by and between the Company and BPR Cumulus LLC. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed June 9, 2025)
10.9	Termination Agreement, dated April 25, 2025, by and between the Company and Blue Planet New Energy Technology Limited. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed June 9, 2025)
10.10	Side Letter to Termination Agreement, dated May 4, 2025, by and between the Company and Blue Planet New Energy Technology Limited. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed June 9, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed June 9, 2025)
21.1	Subsidiaries of Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed June 9, 2025)
31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a)
31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a)
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350
97.1	Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 of the Company’s Form 10-K/A filed April 29, 2024)
101. INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) and Item 15(b) of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 21, 2026	ALL IN FUTURETECH ALLIANCE, INC.

	By:	/s/ Yangyang Li
		Name:	Yangyang Li
		Title:	Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

We, the undersigned directors and/or executive officers of All In FutureTech Alliance, Inc. (formerly known as “Allied Gaming & Entertainment Inc.”).hereby severally constitute and appoint Yangyang Li, acting singly, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign this report on Form 10-K, or amendment thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that said attorney-in-fact and agent, or her substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yangyang Li	Chief Executive Officer	May 21, 2026
Yangyang Li	(principal executive officer)

/s/ Roy Anderson	Chief Financial Officer	May 21, 2026
Roy Anderson	(principal financial and accounting officer)

/s/ Mao Sun	Director	May 21, 2026
Mao Sun

/s/ Jingsheng (Jason) Lu	Director	May 21, 2026
Jingsheng (Jason) Lu

/s/ Chi Zhao	Director	May 21, 2026
Chi Zhao

/s/ Yuanfei Qu	Director	May 21, 2026
Yuanfei Qu

ALL IN FUTURETECH ALLIANCE, INC.AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

All In FutureTech Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of All In FutureTech Alliance, Inc..and its subsidiaries (“the Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

1. Goodwill Impairment Assessment

As described in Note 2 and Note 11 to the consolidated financial statements, the Company recorded an impairment charge of $0.7 million related to the goodwill associated with the ZTech reporting unit for the year ended December 31, 2025. Goodwill is tested for impairment annually, or more frequently when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The fair value of the ZTech reporting unit was estimated using a combination of the income approach (discounted cash flow method) and the market approach (guideline public company method). The determination of fair value involved the use of significant management assumptions, including projected revenue, gross profit and EBITDA margins, discount rates, and terminal growth rates.

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

2. Valuation of long-lived assets

As described in Note 2 and Note 3 to the consolidated financial statements, the Company recorded an impairment charge of $2.7 million related to the ZTech asset group and $4.5 million related to the AEII asset group for the year ended December 31, 2025. The Company evaluates long-lived assets for recoverability when events or changes in circumstances indicate that carrying amounts may not be recoverable. During fiscal year 2025, the ZTech and AEII asset groups performed below prior forecasts, indicating potential impairment. Management compared carrying amounts to estimated undiscounted future cash flows; where not recoverable, fair value was determined using a discounted cash flow method. The valuation involved significant assumptions, including projected revenue growth, operating margins, cash flows, discount rates, and terminal growth rates.

We identified the valuation of long-lived assets for the ZTech and AEII asset groups as a critical audit matter due to the significant judgment and estimation uncertainty involved in management’s fair value estimates, particularly in light of declining performance and changing market conditions. The evaluation of discount rates also required specialized skills and the use of valuation specialists.

Our audit procedures related to the valuation of long-lived assets included, among others:

●	Obtaining an understanding of, and evaluating the design and implementation of, controls over management’s long-lived asset impairment assessment, including controls over the development and review of significant assumptions used in the valuation models;
●	Evaluating management’s recoverability and fair value analyses for the ZTech and AEII asset groups by comparing projected future revenue growth, operating margins, and future cash flows to historical results, approved forecasts, and market conditions, and performing sensitivity analyses over significant assumptions; and
●	With the assistance of our engaged valuation specialists, evaluating the reasonableness of the discount rates and terminal growth rates used in the discounted cash flow models by comparing them to market and industry data, and testing the mathematical accuracy of the models.

3. Valuation of Loan Receivable

As described in Note 2 and Note 12 to the consolidated financial statements, the Company recorded a current expected credit loss (CECL) of $2.6 million related to the loan receivables for the year ended December 31, 2025. As of December 31, 2025, the Company’s loan receivables totaling approximately $25 million, including loan principal and accrued interest, were contractually over due and no repayments of these loans and interests were received by the Company after their maturities through to date. All of these loans were guaranteed by an individual (“Guarantor”) and a company (Additional Guarantor) which is wholly owned by the Guarantor. In addition, the Company and the Additional Guarantor entered into a mortgage agreement, pursuant to which the Additional Guarantor pledged an equity interest in a Hongkong listing company it holds as collateral for these loans.

We identified the determination of the net realizable value of these overdue loan receivables and the related CECL as a critical audit matter. This matter involved especially challenging auditor judgment due to significant estimation uncertainty in management’s application of ASC 326, particularly in assessing borrowers’ ability to repay and estimating the recoverability of underlying collateral. The realizable value of these loans which largely depends on the recoverability of the underlying collateral involves complex assumptions on various outcomes from the actions to be taken by the Company and the application of specialized methodologies.

Our audit procedures related to the valuation of loan receivable included, among others:

●	Obtaining an understanding of, and evaluating the design and operating effectiveness of, controls over the CECL process, including controls over loan impairment identification, collateral evaluation, and the development and review of key assumptions.
●	Evaluating management’s methodology to develop the credit loss estimations by inspecting loan agreements and the related mortgage agreement, assessing repayment status, reviewing borrowers’ and guarantor’s financial information, subsequent collections, and other available evidence regarding repayment ability.
●	Involving valuation specialists to assess the reasonableness of the methodologies and significant assumptions used in estimating recoverable amount of the collaterals of December 31, 2025, including benchmarking key inputs to relevant market and industry data.
●	Assessing the enforceability of the Company’s rights in the mortgage by reviewing the legal opinion issued by the legal counsel hired by the Company.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2022.

Denver, Colorado

May 21, 2026

ALL IN FUTURETECH ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$11,844,107	$59,242,802
Short-term investments (at fair value, except for $0.0 and $8.8 million at December 31, 2025 and December 31, 2024, respectively)	37,664,254	8,800,000
Marketable securities	1,334,719	3,483,211
Interest receivable	1,407,660	709,539
Accounts receivable	491,640	708,804
Other receivable	2,400,000
Loans receivable	21,127,870	17,629,915
Deposits, current portion	-	3,700,000
Prepaid expenses and other current assets	505,550	471,361
Total Current Assets	76,775,800	94,745,632
Property and equipment, net	373,949	3,000,082
Digital assets	260,652	49,300
Intangible assets, net	1,909,535	5,115,686
Land use rights, net	4,001,016	-
Deposits, non-current portion	493,728	2,614,462
Operating lease right-of-use asset	666,523	4,365,718
Investment in unconsolidated affiliate	3,051,300	-
Goodwill	2,248,074	2,796,379
Total Assets	$89,780,577	$112,687,259
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$7,019,840	$1,322,140
Accrued expenses and other current liabilities	7,515,672	1,151,407
Deferred revenue	218,275	656,382
Operating lease liability, current portion	1,694,951	1,591,475
Loans payable	33,140,009	25,756,757
Total Current Liabilities	49,588,747	30,478,161

Operating lease liability, non-current portion	2,408,227	4,008,473
Deferred tax liability	134,080	670,743
Total Liabilities	52,131,054	35,157,377
Commitments and Contingencies (Note 12)
Stockholders' Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, Series A Preferred stock, $0.0001 par value, 50,000 shares designated, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 39,987,228 and 46,385,798 shares issued at December 31, 2025 and 2024 and 37,706,930 and 44,105,500 shares outstanding at December 31, 2025 and 2024, respectively	3,998	4,639
Additional paid in capital	199,998,302	205,948,565
Accumulated deficit	(163,125,676)	(130,428,314)
Accumulated other comprehensive income	573,024	180,002
Treasury stock, at cost, 2,280,298 shares at December 31, 2025 and 2024	(2,694,075)	(2,694,075)
Total Allied Gaming & Entertainment Inc. Stockholders' Equity	34,755,573	73,010,817
Non-controlling interest	2,893,950	4,519,065
Total Stockholders' Equity	37,649,523	77,529,882
Total Liabilities and Stockholders' Equity	$89,780,577	$112,687,259

The accompanying notes are an integral part of these consolidated financial statements.

ALL IN FUTURETECH ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2025	2024
Revenues:
In-person	$4,941,734	$4,669,644
Multiplatform content	204	336
Casual mobile gaming	3,033,281	4,409,192
Total Revenues	7,975,219	9,079,172
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	2,766,944	2,496,618
Casual mobile gaming (exclusive of depreciation and amortization)	2,845,673	3,875,992
Research and development expenses	673,080	865,585
Selling and marketing expenses	222,444	287,239
General and administrative expenses	31,051,123	13,349,023
Depreciation and amortization	1,556,129	1,585,535
Impairment of goodwill	668,818	9,567,000
Impairment of long-lived assets	7,247,733	357,826
Total Costs and Expenses	47,031,944	32,384,818
Loss From Operations	(39,056,725)	(23,305,646)
Other (Expense) Income:
Other (expense) income, net	15,870	6,356
Realized gain on investment in money market fund	457,536	207,711
Loss on escrow settlement	—	(3,000,000)
(Loss) on investment in marketable securities, derivative and short-term investments	(1,132,460)	(536,116)
(Loss) gain on foreign currency transactions, net	388,677	(28,725)
Change in fair value of digital assets	(78,076)	—
Interest income, net	4,245,011	3,654,986
Total Other (Expense) Income	3,896,558	304,212
Pre-Tax Loss	(35,160,167)	(23,001,434)
Income tax benefit	536,663	425,417
Net Loss	(34,623,504)	(22,576,017)
Less: net loss attributable to non-controlling interest	(1,836,714)	(5,818,732)
Net Loss Attributable to Common Stockholders	$(32,786,790)	$(16,757,285)

Net Loss per Common Share
Basic and Diluted	$(0.83)	$(0.42)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	39,565,171	40,374,340

The accompanying notes are an integral part of these consolidated financial statements.

ALL IN FUTURETECH ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
	2025	2024
Net Loss	$(34,623,504)	$(22,576,017)
Other comprehensive income (loss):
Foreign currency translation adjustments	604,621	(573,883)
Total comprehensive loss	(34,018,883)	(23,149,900)
Less: Net loss attributable to non-controlling interest	1,836,714	5,818,732
Less: Other comprehensive (income) loss attributable to non-controlling interest	(211,599)	320,320
Comprehensive Loss Attributable to Common Stockholders	$(32,393,768)	$(17,010,848)

The accompanying notes are an integral part of these consolidated financial statements.

ALL IN FUTURETECH ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Common Stock		Treasury Stock		Additional Paid-in	Subscription	Accumulated Other Comprehensive	Accumulated	Allied Gaming & Entertainment Inc. Stockholders'	Non- Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity	Interest	Equity

Balance - January 1, 2024	39,085,470	$3,909	2,279,784	$(2,693,653)	$198,677,132	$-	$433,565	$(113,671,029)	$82,749,924	$10,658,117	$93,408,041
Stock-based compensation:
Common stock
Restricted common stock	1,460,000	146	-	-	1,044,638	-	-	-	1,044,784	-	1,044,784
Stock options	-	-	-	-	54,493	-	-	-	54,493	-	54,493
Shares withheld for employee payroll tax	(159,672)	(16)	-	-	(179,326)	-	-	-	(179,342)	-	(179,342)
Issuance of common stock pursuant to a Securities Purchase Agreement [1]	6,000,000	600	-	-	6,351,628	-	-	-	6,352,228	-	6,352,228
Issuance of common stock pursuant to a Share Purchase Agreement	7,330,000	733	-	-	6,596,267	(4,597,000)	-	-	2,000,000	-	2,000,000
Cancellation of common stock previously issued pursuant to a Share Purchase Agreement	(7,330,000)	(733)	-	-	(6,596,267)	4,597,000	-	-	(2,000,000)	-	(2,000,000)
Repurchases of common stock	-	-	514	(422)	-	-	-	-	(422)	-	(422)
Net loss	-	-	-	-	-	-		(16,757,285)	(16,757,285)	(5,818,732)	(22,576,017)
Other comprehensive loss	-	-	-	-	-	-	(253,563)	-	(253,563)	(320,320)	(573,883)
Balance - December 31, 2024	46,385,798	4,639	2,280,298	(2,694,075)	205,948,565	-	180,002	(130,428,314)	73,010,817	4,519,065	77,529,882
Stock-based compensation:
Restricted common stock	-	-	-	-	473,216	-	-	-	473,216	-	473,216
Stock options	-	-	-	-	23,506	-	-	-	23,506	-	23,506
Shares withheld for employee payroll tax	(91,070)	(10)	-	-	(94,503)	-	-	-	(94,513)	-	(94,513)
Cumulative effect adjustment upon adoption of ASU 2023-08								89,428	89,428	-	89,428
Cancelation of common stock previously issued pursuant to a Securities Purchase Agreement	(6,000,000)	(600)	-	-	(6,351,628)	-	-	-	(6,352,228)	-	(6,352,228)
Cancellation of restricted shares	(307,500)	(31)	-	-	31	-	-	-	-	-	-
Transaction costs	-	-	-	-	(885)		-	-	(885)	-	(885)
Net loss	-	-	-	-	-	-		(32,786,790)	(32,786,790)	(1,836,714)	(34,623,504)
Other comprehensive income	-	-	-	-	-	-	393,022	-	393,022	211,599	604,621
Balance - December 31, 2025	39,987,228	$3,998	2,280,298	$(2,694,075)	$199,998,302	-	$573,024	$(163,125,676)	$34,755,573	$2,893,950	$37,649,523

The accompanying notes are an integral part of these consolidated financial statements.

ALL IN FUTURETECH ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(34,623,504)	$(22,576,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	496,722	1,099,277
Non-cash operating lease expense	1,240,290	1,128,953
Non-cash payment of legal fees	247,772	—
Change in fair value of warrant liabilities	—	(100)
Loss (gain) on investment in marketable securities and derivative	(170,061)	536,116
(Gain) on transactions denominated in a foreign currency	(249,908)	(1,168,493)
Change in fair value of short-term investments	1,302,521	—
Change in fair value of digital assets	78,076	—
Depreciation and amortization	1,556,129	1,585,535
Impairment of goodwill	668,818	9,567,000
Impairment of long-lived assets	7,247,732	357,826
CECL reserve	2,601,155	—
Deferred tax benefit	(536,663)	(425,417)
Changes in operating assets and liabilities:
Accounts receivable	222,549	(180,489)
Interest receivable	(698,121)	82,693
Other receivables	(2,400,000)	—
Prepaid expenses and other current assets	(35,555)	27,228
Deposit	3,700,000	—
Accounts payable	5,748,496	737,594
Accrued expenses and other current liabilities	5,726,349	429,272
Operating lease liability	(1,470,538)	(1,522,993)
Deferred revenue	(438,107)	552,634
Total Adjustments	24,837,656	12,806,636
Net Cash Used In Operating Activities	(9,785,848)	(9,769,381)
Cash Flows From Investing Activities
Investment in unconsolidated affiliate	(3,051,300)	—
Investment in digital assets	(200,000)	—
Land deposit	(1,861,337)	(2,223,810)
Proceeds from maturity of short-term investments	134,281,789	127,733,566
Proceeds from early withdrawal of short-term investments	68,066,429	—
Proceeds from repayment of short-term loan	4,500,000	1,340,000
Purchases of short-term investments	(232,514,993)	(79,612,566)
Payment for investment in marketable securities	—	(5,011,365)
Proceeds from sale of marketable securities	3,056,668	781,025
Loans receivable	(10,552,822)	(19,062,401)
Purchases of intangible assets	—	(53,020)
Purchases of property and equipment	(118,482)	(82,951)
Net Cash (Used In) Provided By Investing Activities	(38,394,048)	23,808,478
Cash Flows From Financing Activities
Repurchases of common stock		(422)
Proceeds from issuance of common stock	—	8,599,962
Issuance costs associated with common stock issuance	(885)	(247,734)
Payment to taxing authority in connection with shares withheld for employee payroll tax	(94,513)	—
Return of share subscription proceeds due to cancellation of share purchase agreement	(6,600,000)	(2,000,000)
Proceeds from loans payable	50,034,319	26,038,919
Repayment of loans payable	(42,538,257)	(8,461,338)
Net Cash Provided By Financing Activities	800,664	23,929,387

The accompanying notes are an integral part of these consolidated financial statements.

ALL IN FUTURETECH ALLIANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	For the Years Ended
	December 31,
	2025	2024
Effect of Exchange Rate Changes on Cash	(19,463)	(46,265)
Net (Decrease) Increase In Cash and Cash Equivalents	(47,398,695)	37,922,219
Cash and cash equivalents - Beginning of Period	59,242,802	21,320,583
Cash and cash equivalents - End of Period	$11,844,107	$59,242,802

Cash and cash equivalents consisted of the following:
Cash and cash equivalents	$7,046,410	$19,235,190
Money market funds	4,797,697	40,007,612
	$11,844,107	$59,242,802

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$301,031	$68,341
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Cumulative effect adjustment upon adoption of ASU 2023-08	$(89,428)	$-
Shares withheld for accrued employee payroll tax liability	$-	$179,342
ROU asset and lease liability	$-	$85,095

The accompanying notes are an integral part of these consolidated financial statements.

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Background and Basis of Presentation

All In FutureTech Alliance, Inc.(“AIFA” and together with its subsidiaries, the “Company”) operates a public esports and entertainment company through its wholly owned subsidiaries Allied Esports Media Inc., (“AEM”), Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”), Allied Mobile Entertainment Inc. (“AME”), Allied Mobile Entertainment (Hong Kong) Limited (“AME-HK”), Allied Experiential Entertainment Inc. (“AEE”), AIFA Investment Limited, formerly known as Skyline Music Entertainment (Hong Kong) Limited (“Skyline HK”), Beijing Lianhuan Technology Co., Ltd (“BLT”), and Allied Commercial Development (Hainan) Co., Ltd (“ACD”). AEII produces a variety of esports and gaming-related content, including world class tournaments, live and virtual events, and original programming to continuously foster an engaged gaming community. ESALV operates HyperX Arena Las Vegas, the world’s most recognized esports facility. AME-HK is a wholly owned subsidiary of AME and owns a 40% interest in Beijing Lianzhong Zhihe Technology Co. (“Z-Tech”). Z-Tech and BLT are engaged in the development and distribution of mobile casual games in China. AEE owns a 51% interest in Skyline Music Entertainment Limited (“Skyline”), which is principally engaged in the organization of events, shows and concerts by top entertainment artists. ACD is in the early stages of the development of esports and other entertainment venues in Hainan, an island province in southern China.

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

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Cash and Cash Equivalents

All highly liquid short-term investments of the Company that have a maturity of three months or less when purchased are considered to be cash equivalents. As of December 31, 2025 and 2024, the Company’s cash equivalents consist of money market funds of $4.8 million and $40 million, respectively. Money market funds are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are categorized as Level 1 within the fair value table.

Short-term Investments

Short-term investments include certificates of deposit, fixed rate deposits, equity linked notes, bond linked notes, FX linked notes and a US Treasury Note with original maturities of greater than three months but less than or equal to twelve months when purchased. The carrying amounts of the certificates of deposit and fixed rate deposits are stated at amortized cost, which approximates fair value due to the short-term nature of these instruments.

The Company has elected the fair value option for recording its equity, bond and FX linked notes and its US Treasury Note, pursuant to ASC 825-10, Financial Instruments (“ASC 825”), whereby the hybrid instrument is initially recorded in its entirety at fair value and changes in fair value are recorded in other income (expense) on the consolidated statements of operations. The Company determines the appropriate classification of these investments at the time of purchase and reevaluates such designation at each balance sheet date

Accrued interest receivable on short-term investments totaled $169,404 and $284,355 on December 31, 2025 and 2024, respectively, and is included in current assets in the accompanying consolidated balance sheets.

Marketable Securities

Marketable securities are carried at fair value with changes in fair value recorded in the consolidated statements of operations, according to ASC 321 “Investments - Equity Securities”. During the years ended December 31, 2025 and 2024, the Company purchased certain publicly listed marketable securities through an open market transaction and accounted for such investments as “investment in marketable securities” and subsequently measures the investments at fair value at the balance sheet date. These securities are categorized as Level 1 assets within the fair value hierarchy table. The Company recognized a gain of $462,396 and $5,952 from the sale of investments in marketable securities for the years ended December 31, 2025 and 2024, respectively.

Derivative Instruments

The Company has entered into an equity-linked decumulator contract with a financial institution to manage exposure to certain market positions and investment strategies. The contract is accounted for as derivative instruments under ASC 815 and are recorded at fair value within other assets or accrued liabilities on the consolidated balance sheets. Changes in fair value are recognized currently in earnings within other income (expense). The fair value of the decumulator contracts is estimated using valuation models that incorporate significant assumptions, including expected volatility, market price movements, contractual settlement features, and discount rates. Due to the use of significant unobservable inputs, the fair value measurements are classified within Level 3 of the fair value hierarchy under ASC 820. As of December 31, 2025, the Company recorded a derivative liability of $657,136 associated with this contract.

Accounts Receivable and Loan Receivable

Accounts receivable and loans receivable are carried at their contractual amounts, less an estimate for credit losses. The Company estimates an allowance for credit losses based on the current expected credit losses (“CECL”) methodology. The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and replaces the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred. The amount of the allowance for credit losses is based on ongoing, quarterly assessments by management. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. As of December 31, 2025, the Company recognized a CECL allowance of $2.6 million on the loans receivable discussed in Note 12. As of December 31, 2024, no allowance for credit losses was determined to be necessary.

All In FutureTech Alliance, Inc. and Subsidiaries
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

Internal Use Software Development Costs

The costs incurred in the preliminary stages of software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized and included within intangible assets on the accompanying balance sheet. Once they are ready for intended use they are amortized on a straight-line basis over their estimated useful lives. On November 1, 2024 the internal use software was placed into service (see Note 11 – Intangible Assets – System Development Agreement for additional details).

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets, including intangible assets with finite lives, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. See Note 3, Impairment of Long-Lived Assets.

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

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In connection with the Company’s annual goodwill impairment tests as of December 31, 2025 and 2024, the fair value of one of its reporting units was determined to be less than its carrying amount, resulting in the recognition of goodwill impairment charges of $0.67 million and $9.57 million, respectively. The reduction in fair value was primarily attributable to a decline in revenues from the prior year. The fair value of the reporting unit was estimated using a combination of the income approach (discounted cash flow method) and the market approach (guideline public company method). Key assumptions included projected revenue, gross profit and EBITDA margins, discount rates, and terminal growth rates, which were based on historical performance, industry trends, and market conditions. After the impairments, the remaining balance of goodwill associated with the reporting unit is approximately $2.25 million.

The Company’s intangible assets consist of the ESALV trademarks, which are being amortized over a useful life of 10 years, and software licenses, software development costs, mobile games licenses, and customer relationships, which are being amortized over a useful life of 5-10 years. During the year ended December 31, 2025, the Company recorded an impairment loss of $2.82 million on its intangible assets, see Note 3.

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

The following table provides information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

As of December 31, 2025	Level 1	Level 2	Level 3	Total
Digital assets	$260,652	$-	$-	$260,652
Cash equivalent - Money market funds	4,797,697	-	-	4,797,697
Marketable securities	1,334,719	-	-	1,334,719
Derivative instruments	-	-	(657,136)	(657,136)
Short-term investment - Bond linked notes	-	14,766,470	-	14,766,470
Short-term investment - Equity linked notes	-	11,310,650	-	11,310,650
Short-term investment - US Treasury Bond	-	11,587,134	-	11,587,134
Total	$6,393,068	$37,664,254	$(657,136)	$43,400,186

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Digital assets	$49,300	-	-	$49,300
Cash equivalent - Money market funds	40,007,612	-	-	40,007,612
Marketable securities	3,483,211	-	-	3,483,211
	$43,540,123	$-	$-	$43,540,123

The carrying amounts of the Company’s financial instruments, such as cash and cash equivalents (excluding money market funds), accounts receivable, short-term investments (excluding US Treasury Note and bond, equity, and FX linked notes), interest receivable, loans receivable, accounts payable, operating lease liabilities, accrued liabilities, and loans payable approximate fair value due to the short-term nature of these instruments.

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

The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s statements of operations. As of December 31, 2025 and 2024, the Company had no liability for unrecognized tax benefits. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

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

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the computation of basic and diluted net loss per common share:

	For the Years Ended
	December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(32,786,790)	$(16,757,285)

Denominator (weighted average quantities):
Common shares outstanding	39,844,308	41,172,974
Less: Unvested restricted shares	(279,137)	(798,634)
Denominator for basic and diluted net loss per share	39,565,171	40,374,340

Basic and Diluted Net Loss per Common Share	$(0.83)	$(0. 42)

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of December 31,
	2025	2024
Unvested restricted common shares	-	710,000
Options	1,270,000	1,270,000
Warrants	-	7,454,546
	1,270,000	9,434,546

Revenue Recognition

To determine the proper revenue recognition method, the Company evaluates each of its contractual arrangements to identify its performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The majority of the Company’s contracts have a single performance obligation because the promise to transfer the individual good or service is not separately identifiable from other promises within the contract and is therefore not distinct. Some of the Company’s contracts have multiple performance obligations, primarily related to the provision of multiple goods or services. For contracts with more than one performance obligation, the Company allocates the total transaction price in an amount based on the estimated relative standalone selling prices underlying each performance obligation. There were no contracts with more than one performance obligation for the year ended December 31, 2025 and 2024.

The Company recognizes revenue primarily from the following sources:

In-person revenue

In-person revenue was comprised of the following for the years ended December 31, 2025 and 2024:

	For the Years Ended
	December 31,
	2025	2024
Event revenue	$2,507,611	$2,082,269
Sponsorship revenue	1,865,087	1,838,447
Food and beverage revenue	222,274	271,184
Ticket and gaming revenue	305,690	414,881
Merchandising revenue	41,072	62,863
Total in-person revenue	$4,941,734	$4,669,644

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Multiplatform revenue

Multiplatform revenue was comprised of the following for the years ended December 31, 2025 and 2024:

	For the Years Ended
	December 31,
	2025	2024
Sponsorship revenue	$-	$-
Distribution revenue	204	336
Total multiplatform revenue	$204	$336

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

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	For the Years Ended
	December 31,
	2025	2024
Revenues Recognized at a Point in Time:
Ticket and gaming revenue	305,690	414,881
Food and beverage revenue	222,274	271,184
Merchandising revenue	41,072	62,863
Casual mobile games	3,033,281	4,409,192
Distribution revenue	204	336
Total Revenues Recognized at a Point in Time	3,602,521	5,158,456

Revenues Recognized Over a Period of Time:
Event revenue	2,507,611	2,082,269
Sponsorship revenue	1,865,087	1,838,447
Total Revenues Recognized Over a Period of Time	4,372,698	3,920,716
Total Revenues	$7,975,219	$9,079,172

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of December 31, 2025 and 2024, the Company had contract liabilities of $218,275 and $656,382, respectively, which are included in deferred revenue on the accompanying consolidated balance sheet.

Through December 31, 2025, $641,602 of performance obligations in connection with contract liabilities included within deferred revenue on the prior year consolidated balance sheet have been satisfied. The Company expects to satisfy its deferred revenue balance of $218,275 within the next twelve months. During the years ended December 31, 2025 and 2024, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Effective February 22, 2023, the Company entered into a sponsorship agreement which expires on April 2, 2026. The total contract price for this sponsorship agreement is $5.8 million. As of December 31, 2025, the aggregate transaction price allocated to the unsatisfied performance obligations under this agreement is approximately $0.46 million. The Company expects to recognize this revenue as the performance obligations are satisfied over the remaining term of the contract.

Digital Assets

The Company has ownership of and control over the digital assets and the Company may use third-party custodial services to secure them. The Company accounted for digital assets held as the result of the receipt of Ethereum and Bitcoin, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other through December 31, 2024. Following the adoption of ASU 2023-08 effective January 1, 2025, the Company measures digital assets at fair value with changes recognized in other (expense) income in the condensed consolidated statement of operations. Refer to Note 9 – Digital Assets for further information regarding the impact of the Company’s adoption of ASU 2023-08.

All In FutureTech Alliance, Inc. and Subsidiaries
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

Segment Information

Reportable segments are components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The chief operating decision maker of Allied Esports is Allied Esports’s chief executive officer and the chief operating decision makers of Z-Tech and Skyline are senior executives of these subsidiaries. Separate discrete financial information for each of Allied Esports, Z-Tech, ACD, BLT and Skyline are reviewed separately by chief operating decision makers and the operations of Allied Esports, Z-Tech, and Skyline are managed separately. As such, the operations of Allied Esports (video game events and tournaments), Z-Tech and BLT (casual mobile games) and Skyline (live concert promotion) are reported as separate operating segments. See Note 19 – Segment Data.

Advertising Costs

Advertising costs are charged to operations in the year incurred and totaled $34,778 and $60,237 for the years ended December 31, 2025 and 2024, respectively, and are included in selling and marketing expenses on the accompanying statements of operations.

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, restricted cash, short-term investments, loans receivable, interest receivable, accounts receivable and other receivables. The Company maintains cash deposits and short-term investments with major U.S. financial institutions that at various times may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Cash equivalents of approximately $4.8 million held in money market funds are maintained in a foreign bank account and not covered by FDIC insurance limits. The Company’s US Treasury Note, bond linked note and equity linked note with an aggregate value of approximately $37.6 million are also maintained in a foreign bank and not covered by FDIC insurance limits.

As of December 31, 2025, the Company’s loans receivable consisted of three loans which were 44%, 36%, and 20%, respectively, of the Company’s total loan receivable balance.

As of December 31, 2024, the Company’s loans receivable consisted of three loans which were 46%, 29%, and 25%, respectively, of the Company’s total loan receivable balance.

During the years ended December 31, 2025 and 2024, 38% and 49%, respectively, of the Company’s revenues were from customers in foreign countries.

During the year ended December 31, 2025, the Company’s two largest customers accounted for 38% and 23% of the Company’s consolidated revenues. During the year ended December 31, 2024, the Company’s two largest customers accounted for 48% and 20% of the Company’s consolidated revenues.

As of December 31, 2025, the Company’s two largest customers represented 80% and 19%, respectively, of the Company’s accounts receivable balance. As of December 31, 2024, the Company’s two largest customers represented 88% and 9%, respectively, of the Company’s accounts receivable balance. Historically, the Company has not experienced any losses due to such concentration of credit risk.

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar (“USD”), and Chinese Yuan (“RMB”)).

Yuan-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.1429 and 0.1370 at December 31, 2025 and 2024, respectively) and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.1389 and 0.1391 for the years ended December 31, 2025 and 2024, respectively).

The Company engages in foreign currency denominated transactions with customers and suppliers, as well as between subsidiaries with different functional currencies. Realized gains (losses) of $388,677 and ($28,725) arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency for the years ended December 31, 2025 and 2024, respectively, are recognized in other income, net in the consolidated statements of operations.

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

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350 – 60). This update requires an entity to subsequently measure certain assets at fair value with changes recognized in net income each reporting period. This update also requires that an entity present crypto assets measured at fair value separately from other intangible assets in the condensed consolidated balance sheet and changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the condensed consolidated statement of operations. The Company adopted ASU 2023-08 on January 1, 2025 and recorded a cumulative-effect adjustment to the opening balance of retained earnings in the amount of $ 89,428.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which enhances annual income tax disclosure requirements intended to improve the transparency and usefulness of income tax information provided to investors and other financial statement users.

The amendments require:

•	Enhanced disclosure of the effective tax rate reconciliation, including disaggregation of certain reconciling items by nature and jurisdiction; and
•	Annual disclosure of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes, as well as by individual jurisdictions that are significant relative to total income taxes paid.

The Company adopted ASU 2023-09 on January 1, 2025 on a prospective basis. The adoption did not impact the Company’s financial position, results of operations, or cash flows, as the guidance relates only to disclosure requirements. The Company has included the additional required disclosures in Note 15 — Income Taxes.

All In FutureTech Alliance, Inc. and Subsidiaries
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

Note 3 - Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, including property and equipment, definite-lived intangible assets, and right-of-use (“ROU”) assets, in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Such indicators include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets, adverse changes in the business climate, or a decision to dispose of or abandon an asset group.

For purposes of evaluating recoverability, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent (the “asset group”). The Company tests the recoverability of an asset group by comparing its carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized for the amount by which the carrying amount exceeds the asset group’s fair value.

Fair value is determined using valuation techniques consistent with the market and income approaches, as appropriate, and is based on significant unobservable inputs (Level 3), including projected future cash flows, discount rates, and assumptions regarding future market conditions. The Company’s estimates of future cash flows are based on assumptions that are consistent with its internal forecasts and strategic plans.

During the year ended December 31, 2025, the Company identified impairment indicators related to certain business units asset groups due to declines in revenues and/or changes in market conditions. As a result, the Company performed recoverability tests for these asset groups and determined that their carrying amounts were not recoverable.

Accordingly, the Company recorded an impairment charge of approximately $7.2 million (consisting of $2.7 million for the Z-Tech asset group and $4.5 million for the AEII asset group) during the year ended December 31, 2025, which is included in “Impairment of long-lived assets” in the accompanying consolidated statements of operations. The impairment charge reduced the carrying value of the related asset groups to their estimated fair values. The impairment primarily related to:

•	Property and equipment of $1.86 million
•	Operating lease ROU assets of $2.57 million
•	Definite-lived intangible assets of $2.82 million

The fair value of the impaired asset groups was determined primarily using a discounted cash flow model, which incorporated assumptions including projected revenue growth rates, operating margins, and discount rates.

As of December 31, 2025, the carrying amount of the Company’s long-lived assets was $6.95 million. Future changes in the Company’s estimates of cash flows, discount rates, or other assumptions may result in additional impairment charges in future periods.

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4 – Short-Term Investments

Short-term investments consist of the following:

	Certificates of Deposit	Fixed Rate Deposits	US Treasury Note	Equity Linked Notes	ETF Linked Notes	FX Linked Notes	Bond Linked Notes	US Treasury Bond	Total Short-Term Investments
Balance, January 1, 2025	$3,800,000	$5,000,000	$-	$-	$-	$-	$-	$-	$8,800,000
Purchases	4,010,000	15,433,500	29,954,520	51,000,000	10,000,000	12,620,645	97,500,000	11,996,328	232,514,993
Maturing	(4,198,091)	(20,433,500)	-	(5,000,000)	(10,000,000)	(12,150,198)	(82,500,000)	-	(134,281,789)
Fair value adjustment	-	-	-	(189,350)	-	(470,447)	(233,530)	(409,194)	(1,302,521)
Early withdrawal	(3,600,000)	-	(29,954,520)	(34,500,000)	-	-	-	-	(68,054,520)
Withdrawal penalty	(11,909)	-	-	-	-	-	-	-	(11,909)
Balance, December 31, 2025	$-	$-	$-	$11,310,650	$-	$-	$14,766,470	$11,587,134	$37,664,254

Short-term investments include certificates of deposit and fixed rate deposits with original maturities of greater than three months but less than or equal to twelve months when purchased. Interest income on certificates of deposit and fixed rate deposits amounted to $296,514 and $2,642,760 for the years ended December 31, 2025 and 2024, respectively.

On May 20, 2025, the Company purchased 10-year U.S. Treasury Notes bearing a fixed interest rate of 4.25%. These notes were sold on May 30, 2025 at a loss of $22,640. Interest income on these notes amounted to $29,675.

On December 30, 2025, the Company purchased a U.S. Treasury Bond (4.875% DTD 08/15/2025, due 08/15/2045) for $11,996,328. As of December 31, 2025, this investment had a fair value of $11,587,134, reflecting an unrealized loss of $409,194.

During the year ended December 31, 2025, the Company entered into eight three-month equity linked notes which are investment products that provide for a coupon amount between 6.28% and 8.00% per annum and an ultimate return (or loss) tied to the performance of the underlying equities. The notes are callable by the issuer at the end of each month at which time no further coupon amounts shall be payable. Interest income on these notes for the year ended December 31, 2025 amounted to $519,857.

On March 11, 2025, the Company entered into a three-month exchange-traded fund (“ETF”) linked note which is an investment product that provides for a coupon amount of 0.75% per month (9% on an annualized basis) and an ultimate return (or loss) tied to the performance of the underlying ETF. The note is callable at the end of each month at which time no further coupon amounts shall be payable. Interest income on this note for the year ended December 31, 2025 amounted to $225,000.

During the year ended December 31, 2025, the Company entered into two three-month FX linked notes, an investment product which provides for a fixed interest payment of 6% per annum on the notional amount with the ultimate return or loss linked to the change in the Japanese Yen/United States Dollar exchange rate. Interest income on these notes for the year ended December 31, 2025 amounted to $184,278.

During the year ended December 31, 2025, the Company entered into nine three-month bond linked notes which are investment products that provide for a coupon amount between 6.11% and 9.18% per annum and an ultimate return (or loss) tied to the performance of the underlying bond. Interest income on these notes for the year ended December 31, 2025 amounted to $1,491,340.

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5 – Marketable Securities

On October 15, 2024, the Company purchased $5,011,913 in certain publicly listed marketable securities through an open market transaction. The investment was initially recorded at cost and subsequently measured at fair value with the changes in fair value recorded in other income (expenses), net in the consolidated statements of operations. For the years ended December 31, 2025 and 2024, the Company recorded an increase (decrease) in fair value of $841,392 and ($536,116), respectively.

The following is a roll forward of the Company’s marketable securities balance during the year ended December 31, 2025:

Balance as of January 1, 2025	$3,483,211
Proceeds from sale of marketable securities	(3,056,668)
Net realized/unrealized gain on marketable securities	841,392
Foreign currency transaction adjustment	66,784
Balance as of December 31, 2025	$1,334,719

Note 6 – Other Receivables

On August 25, 2025, AEII agreed in principle to negotiate and enter into a Project and Venue Operation & Management Agreement (the “COFCO Agreement”) with Hainan Tourism Investment Duty Free Co., Ltd. (“HTIDF”) and Bethune Capital Limited (collectively, the “Parties”) under which the Parties agreed to collaborate on the transformation of the COFCO Yalong Bay International Conference Center located in Sanya, Hainan, China into a comprehensive entertainment complex known as the Allied Esports Arena Asia (the “Project”). AEII made a $2.4 million deposit to participate in the COFCO Agreement, which was expected to grant the Company the right to use the facility and participate in the cash flows generated from the Project. On December 26, 2025, AEII and Bethune Capital Limited entered into a Termination and Refund Agreement under which the COFCO Agreement, which had not yet been signed by HTIDF, was terminated in its entirety and Bethune Capital Limited, the manager of the Project, agreed to refund the $2.4 million contribution made by AEII on or before June 30, 2026. As of May 12, 2026, $1.9 million of the refund has been received by the Company.

Note 7 – Deposits

Security deposits for operating leases in the aggregate amount of $389,706 are included in deposits, non-current portion, on the accompanying consolidated balance sheet. See Note 17 – Commitments and Contingencies – Operating Leases for additional details related to the Company’s leases.

Note 8 – Land Use Rights, Net

On December 23, 2024, the Company entered into a contract with the Natural Resources and Planning Bureau of Lingshui Li Autonomous County (“Assignor”) for the assignment of approximately 3.2 acres of land owned by The People’s Republic of China (“PRC”). Under the terms of the contract, the Company paid a deposit of 16,230,000 RMB, or approximately $2.2 million (USD) on that date, with the remaining balance of 11,270,000 RMB, or approximately $1.7 million (USD) paid on April 22, 2025, when the land was delivered with all necessary pipelines laid in place. The Company is in the early stages of the design and construction of an esports and other entertainment venue on this land, which is located in Hainan, an island province in southern China. Land use rights are recognized at cost less accumulated amortization. According to the Chinese laws and regulations regarding land use rights, land is owned by the state. However, in accordance with the legal principle that land ownership is separate from the right to the use of the land, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 40 years and amortizes the rights on a straight-line basis over that period.

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The land use rights, net consisted of the following at:

December 31, 2025
Land use rights	$3,955,176
Foreign currency translation adjustment	111,683
Less: accumulated amortization	(65,843)
Total land use rights, net	$4,001,016

Note 9 – Digital Assets

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

Balance, January 1, 2025	$49,300
Cumulative effect adjustment upon adoption of ASU 2023-08	89,428
Purchases of Bitcoin and Ethereum	200,000
Change in fair value of digital assets	(78,076)
Balance, December 31, 2025	$260,652

Note 10 – Property and Equipment, net

Property and equipment consist of the following:

	As of December 31,
	2025	2024
Office equipment	$52,368	$48,260
Computer equipment	1,421,017	1,352,638
Esports gaming truck	1,240,605	1,240,605
Furniture and fixtures	689,238	684,584
Production equipment	8,188,129	8,146,506
Leasehold improvements	4,634,368	4,677,734
	16,225,725	16,150,327
Less: accumulated depreciation and impairment	(15,851,776)	(13,150,245)
Property and equipment, net	$373,949	$3,000,082

During the years ended December 31, 2025 and 2024, depreciation and amortization expense amounted to $1,556,129, and $916,001, respectively. During the year ended December 31, 2025, the Company recorded an impairment expense related to its property and equipment of $1,859,423. See Note 3, Impairment of Long-Lived Assets.

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Goodwill and Intangible Assets

Goodwill

The following table sets forth changes in our goodwill for the years ended December 31, 2025 and 2024:

Balance, January 1, 2024	$12,729,056
Impairment expense	(9,567,000)
Foreign currency translation adjustment	(365,677)
Balance, January 1, 2025	2,796,379
Impairment expense	(668,818)
Foreign currency translation adjustment	120,513
Balance, December 31, 2025	$2,248,074

Management reviewed goodwill for impairment in accordance with its accounting policies. As a result of this analysis, during the years ended December 31, 2025 and 2024, the Company determined that the fair value of a reporting unit was less than its carrying amount, resulting in the recognition of goodwill impairment charges of $0.67 million and $9.57 million, respectively. The reductions in fair value were primarily attributable to a decline in revenues from the prior year. It is reasonably possible that a decline in market or economic conditions, or changes in the estimates or underlying assumptions used in the determination of the reporting unit's fair value as of December 31, 2025, could lead to an additional impairment of goodwill in the near term.

Intangible Assets

Intangible assets consist of the following:

	As of December 31, 2025
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Foreign Currency Translation Adjustment	Carrying Value

Trademarks	$41,145	$(27,197)	$(13,948)	$-	$-
Software licenses	565,000	(207,174)	(357,826)	-	-
Software development costs	202,870	(47,346)	(155,524)	-	-
Mobile games licenses	158,768	(68,895)	-	2,229	92,102
Customer relationships	5,584,127	(1,193,626)	(2,646,389)	73,321	1,817,433
Total intangible assets	$6,551,910	$(1,544,238)	$(3,173,687)	$75,550	$1,909,535

	As of December 31, 2024
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Foreign Currency Translation Adjustment	Carrying Value

Trademarks	$41,145	$(22,809)	$-	$-	$18,336
Software licenses	565,000	(207,174)	(357,826)	-	-
Software development costs	202,870	(6,770)	-	-	196,100
Mobile games licenses	158,768	(36,417)	-	(4,561)	117,790
Customer relationships	5,584,127	(640,267)	-	(160,400)	4,783,460
Total intangible assets	$6,551,910	$(913,437)	$(357,826)	$(164,961)	$5,115,686

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Intangible assets consist of the Allied Esports trademarks, which are being amortized over a useful life of 10 years, AGAE software licenses and software development costs, which are being amortized over a useful life of 5 years, and AME mobile games licenses and customer relationships, which are being amortized over a useful life of 5-10 years. The initial term of the software license agreement expires on February 27, 2028, but can be renewed by the Company for an additional 5-year term under identical terms and conditions. At December 31, 2024, the carrying value of the software license was fully impaired based on a reduction of management’s estimate of the undiscounted future cash flows to be generated by this asset, resulting from a delay in the implementation of a marketing plan to promote the games associated with this license. The mobile game license agreement, as amended on April 7, 2025 expires on July 31, 2028. During the years ended December 31, 2025 and 2024, amortization expense amounted to $630,800 and $669,280, respectively. During the year ended December 31, 2025, the Company recorded an impairment expense on its definite lived intangible assets of $2,815,859, see Note 3, Impairment of Long-Lived Assets. The weighted average remaining amortization period at December 31, 2025 was 7.6 years.

Estimated future amortization is as follows:

Years Ended December 31,	Amount
2026	$269,712
2027	269,712
2028	263,772
2029	234,072
2030	234,470
Thereafter	637,797
$1,909,535

Note 12 – Loans Receivable

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

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

 On April 15, 2025, AME-HK and the Additional Guarantor entered into a mortgage agreement, pursuant to which the Additional Guarantor pledged an equity interest it holds as collateral for Loan 1, Loan 2, Loan 3b, Loan 4 and Loan 5.

The Company, based on ongoing conversations with the borrowers of the loans that are currently past due, has begun to prepare for the legal and other actions necessary to exercise its rights over the collateral provided by the Guarantor and the Additional Guarantor.

The following is a roll forward of the Company’s loans receivable balance during the year ended December 31, 2025:

Balance as of January 1, 2025	$17,629,915
Loans issued	10,552,822
Loan repayments	(4,500,000)
CECL allowance	(2,601,155)
Foreign currency transaction adjustment	46,288
Balance as of December 31, 2025	$21,127,870

For the years ended December 31, 2025 and 2024, the Company recorded interest income of $1,627,612 and $448,094 on these loans, respectively. During the year ended December 31, 2025, the Company recorded a CECL allowance on these loans of $2,601,155 based on the fair value of the collateral as of the balance sheet date.

Note 13 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2025	2024
Compensation expense	$217,668	$269,064
Event costs	14,704	34,722
Legal and professional fees	6,422,762	641,336
Derivative instruments	657,136	-
Other accrued expenses	203,402	206,285
Accrued expenses and other current liabilities	$7,515,672	$1,151,407

Note 14 – Loans Payable

AME-HK is party to a $35 million credit facility (the “Credit Facility”) provided by Morgan Stanley Bank Asia Limited in connection with the Company’s $40 million investment in 12-month certificates of deposit with the Bank. The credit facility includes term loans, bank overdrafts, margin loans and certain other borrowings.

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On January 31, 2025, AME-HK borrowed 948.2 million JPY or approximately $6.2 million (USD) (“Loan C”) under the Credit Facility. This 12-month term loan bears interest at a fixed rate of 0.92% per annum, which was paid along with the principal at maturity on January 30, 2026. The proceeds from this loan were used on the same day to refinance an existing loan of 948.2 million JPY or approximately $6.2 million (USD) (“Loan D”) under the Credit Facility that was originally due to mature on March 17, 2025.

On March 11, 2025, AME-HK borrowed an additional 334.9 million JPY or approximately $2.3 million (USD) (“Loan E”) under the Credit Facility. This 12-month term loan bears interest at a fixed rate of 0.91% per annum, which was paid along with the principal at maturity on March 11, 2026.

On March 28, 2025, AME-HK borrowed an additional 1.63 billion JPY or approximately $10.9 million (USD) (“Loan F”) under the Credit Facility. This 12-month term loan bears interest at a fixed rate of 0.93% per annum, which was paid along with the principal at maturity on March 30, 2026. A portion of proceeds from Loan F was used on the same day to refinance an existing loan of 837.5 million JPY or approximately $5.5 million (USD) (“Loan G”) under the Credit Facility that was originally due to mature on May 14, 2025.

On June 30, 2025, AME-HK borrowed an additional 1.60 billion JPY or approximately $11.1 million (USD) (“Loan H”) under the Credit Facility. This 3-month term loan bears interest at a fixed rate of 1.36% per annum, payable at maturity on September 30, 2025. The loan was repaid on September 30, 2025.

On July 23, 2025, AME-HK borrowed an additional 680.8 million JPY or approximately $4.6 million (USD) (“Loan I”) under the Credit Facility. This 3-month term loan bears interest at a fixed rate of 1.38% per annum, payable at maturity on October 23, 2025.

On September 30, 2025, AME-HK borrowed an additional 1.60 billion JPY or approximately $10.8 million (USD) (“Loan J”) under the Credit Facility. This 12-month term loan bears interest at a fixed rate of 1.15% per annum, payable at maturity on September 30, 2026.

On October 23, 2025, AME-HK borrowed an additional 681 million JPY or approximately $4.5 million (USD) (“Loan K”) under the Credit Facility. This 12-month term loan bears interest at a fixed rate of 1.15% per annum, payable at maturity on October 23, 2026. The proceeds from Loan K were used on the same day to repay Loan I.

The following is a roll forward of the Company’s loans payable balance during the twelve months ended December 31, 2025:

Balance as of January 1, 2025	$25,756,757
Additional borrowings under credit facility	50,044,151
Repayment of borrowings	(42,538,256)
Foreign currency transaction adjustment	(122,643)
Balance as of December 31, 2025	$33,140,009

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $287,271 and $68,341, respectively, on these loans.

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15 – Income Taxes

The Company and its subsidiaries file income tax returns in the United States (federal, California, New Jersey and New York) and China.

The U.S. and foreign components of loss before income taxes were as follows:

	For the Years Ended
	December 31,
	2025	2024
United States	$(30,185,412)	$(14,233,270)
Foreign	(4,974,755)	(8,768,164)
Loss before income taxes	$(35,160,167)	$(23,001,434)

The income tax provision (benefit) for the years ended December 31, 2025 and 2024 consists of the following:

	For the Years Ended
	December 31,
	2025	2024
Federal
Current	$-	$-
Deferred	(3,321,211)	(2,232,964)
State and local:
Current	-	-
Deferred	-	-
Foreign
Current	-	-
Deferred	(1,002,566)	(592,060)
	(4,323,777)	(2,825,024)
Change in valuation allowance	3,787,114	2,399,607
Income tax provision (benefit)	$(536,663)	$(425,417)

The reconciliation, in percentage terms, of the expected tax expense (benefit) based on the U.S. federal statutory rates for 2025 and 2024, respectively, with the actual expense is as follows:

	For the Years Ended
	December 31,
	2025	2024
U.S. Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Permanent differences	(1.52)%	(6.47)%
Untaxed foreign jurisdictions	0.0%	0.0%
Foreign rate differential	(0.22)%	(1.40)%
Change in deferred taxes	(6.84)%	(0.85)%
Rate change impact	0.0%	0.0%
Change in valuation allowance	(10.82)%	(10.43)%
Other	(0.06)%	0.0%
Total	1.54%	1.85%

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The reconciliation, in dollars, of the expected tax expense (benefit) based on the U.S. federal statutory rates for 2025 and 2024, respectively, with the actual expense is as follows:

	For the Years Ended
	December 31,
	2025	2024
U.S. Federal statutory rate	$(7,347,053)	$(4,830,301)
State taxes, net of federal benefit	-	-
Permanent differences	531,767	1,487,055
Untaxed foreign jurisdictions	-	-
Foreign rate differential	78,170	322,769
Change in deferred taxes	2,391,482	195,069
Rate change impact	-	-
Change in valuation allowance	3,787,114	2,399,607
Other	21,857	384
Total	$(536,663)	$(425,417)

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	As of
	December 31,
	2025	2024
Deferred Tax Assets:
Net operating loss carryforwards	$22,497,962	$18,595,928
Capital loss carryforward	1,050,000	2,933,681
Investment	679,707	-
Stock-based compensation	731,305	714,899
Property and equipment	2,123,535	1,704,122
Accruals and other	829,049	401,816
Gross deferred tax assets	27,911,558	24,350,446
Valuation Allowance	(27,583,153)	(23,796,039)
Deferred tax assets, net of valuation allowance	328,405	554,407
Deferred Tax Liabilities:
Property and equipment	-	-
Other DTL	(462,485)	(1,225,150)
Deferred Tax Liabilities	(462,485)	(1,225,150)
Deferred tax assets (liabilities), net	$(134,080)	$(670,743)

As of December 31, 2025, the Company had $103,138,529, $29,088,261 and $4,112,898 of federal, state and foreign net operating loss (“NOL”) carryforwards available to offset against future taxable income. The federal NOL may be carried forward indefinitely. For state tax purposes, these NOLs will begin to expire in 2038. The foreign NOLs related to Z-Tech will begin to expire in 2028. The federal and state NOL carryovers are subject to annual limitations under Section 382 of the U.S. Internal Revenue Code when there is a greater than 50% ownership change, as determined under the regulations. The Company is not aware that any annual limitations have been triggered. The Company remains subject to the possibility that a future greater than 50% ownership change could trigger annual limitations on the usage of NOLs. For federal income tax purposes, the Company’s future utilization of its NOLs may be limited to 80% of taxable income as provided under Tax Cuts and Jobs Act of 2017.

The Company assesses the likelihood that deferred tax assets will be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its federal and state deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2025 and 2024. For the foreign deferred tax assets, management believes the scheduled reversal of deferred tax liabilities will allow them to be a source of taxable income to realize the foreign deferred tax assets, as such no valuation allowance is established against the foreign deferred tax assets for Z-Tech. For AME-HK, the Company is in 3 year cumulative income, as such no valuation allowance is established against the foreign deferred tax assets for AME-HK.

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company is subject to taxation in the U.S. and various state jurisdictions. In general, the Company’s tax returns remain subject to examination by various taxing authorities beginning with the tax year ended December 31, 2020. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities. No tax audits were commenced or were in process during the years ended December 31, 2025 and 2024.

The Company reviews its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. The Company recognizes liabilities for uncertain tax positions based on a two-step process. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the consolidated financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company has not recognized any liability related to uncertain tax provisions as of December 31, 2025 and 2024.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in interest expense. The Company had no accrual for interest or penalties at December 31, 2025 and December 31, 2024, respectively, and has not recognized interest and/or penalties during the years then ended as there are no material unrecognized tax benefits. Management does not anticipate any material changes to the amount of unrecognized tax benefits within the next 12 months.

Note 16 – Related Party Transactions

During the years ended December 31, 2025 and 2024, Z-Tech incurred royalty fees of $23,686 and $41,963, respectively, from Beijing Lianzhong Interactive Network Co., Ltd., an affiliate of Ourgame, under an intellectual property license agreement.

In December 2023, Skyline entered into a Project Cooperation Agreement with All in Asia, a 19% owner of Skyline, to secure venues, negotiate sponsorships, and to determine and prepay the performers for future concerts. Ourgame holds a 20% equity interest in All in Asia. The advanced payment of $3.7 million has been refunded back in April 2025.

As of December 31, 2025 and 2024, the Company recorded $322,344 accounts payable due to Ourgame.

Note 17 – Commitments and Contingencies

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

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

On October 24, 2025, Knighted filed a motion seeking its fees and costs in the amount of approximately $5.9 million. On March 10, 2026, the Court issued an order granting Knighted’s motion for an award of such fees and expenses, which has been accrued for on the accompanying consolidated balance sheet as of December 31, 2025. See Note 20, Subsequent events.

Frank Ng

On October 4, 2023, Frank Ng, the former Chief Executive Officer of the Company, filed an arbitration demand with the American Arbitration Association alleging that the Company failed to make approximately $1.0 million in payments allegedly due under certain Restricted Stock Unit and separation agreements. Due to nonpayment of arbitration fees, the arbitration was held in abeyance in December 2025.

Thereafter, Frank Ng filed a complaint in the Superior Court of California, County of Orange, asserting arbitration-related and breach of contract claims arising from the same underlying dispute. The Company filed a motion to compel arbitration, which is scheduled to be heard on June 12, 2026. The matter remains pending.

Since the Company is unable to reasonably estimate the amount of the loss, or range of loss, related to the Frank Ng matter, no accrual for this contingency has been included in the accompanying consolidated financial statements.

Timothy G. Schuebel

On September 25, 2024, Timothy G. Schuebel, an AIFA stockholder, filed a complaint captioned Timothy G. Schubel v. Allied Gaming & Entertainment, Inc. et al., C.A. No. 2024-0996-JTL, seeking to represent a class of AIFA stockholders and alleging that the Shareholder Rights Plan of the Company, dated February 9, 2024 (the “Rights Plan”), contained provision(s) that were contrary to Delaware law. The Company’s board of directors evaluated the claims related to the Rights Plan, and the Company and its board of directors’ legal rights. On May 30, 2025, the Board approved an amendment to certain provisions in the Rights Plan governing liabilities and fiduciary duties of directors under applicable Delaware law.

On September 8, 2025, the Court entered into an order closing the Action. The Company agreed to pay $85,000 in attorneys’ fees and reimbursement of expenses to resolve the matter which was paid by the Company on September 16, 2025.

Operating Leases

Allied Esports leases an arena in Las Vegas, Nevada, for the purpose of hosting Esports activities (the “Las Vegas Lease”). The arena opened to the public on March 23, 2018 (the “Commencement Date”). Initial lease terms were for minimum monthly payments of $125,000 for 60 months from the Commencement Date with an option to extend for an additional 60 months at $137,500 per month. Additional annual tenant obligations were estimated at $2 per square foot for Allied’s portion of real estate taxes and $5 per square foot for common area maintenance costs. The original right-of-use asset and operating lease liability balance included the impact of the five -year renewal option that the Company was reasonably certain to exercise. The Las Vegas Lease expired on May 31, 2023 but was extended until July 31, 2023. Effective August 1, 2023, the Las Vegas Lease was extended until May 31, 2028 for minimum monthly payments of $137,500 for 58 months in addition to fixed monthly tenant obligations for real estate tax of $5,000.

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On July 17, 2023, the Company leased 5,067 square feet of building space in Las Vegas, Nevada, through an operating lease for the purpose of storage of the mobile esports truck. The lease term is for 36 months and ends on July 31, 2026. The monthly base rent ranges from $4,560 to $5,028.

The Company leases office space in Beijing, China under a non-cancelable operating lease dated April 1, 2023 that expires on June 30, 2027. The lease provides for a monthly base rent of 50,000 RMB or approximately $6,900, payable quarterly. Effective April 1, 2024, the Beijing lease was amended to provide for a monthly base rent of 63,000 RMB or approximately $8,800 payable quarterly. During 2025, the lease was twice amended to reduce the monthly base rent to 25,000 RMB or approximately $3,700 for the six -month period ended June 30, 2025, and 20,000 RMB or approximately $2,900 for the six -month period ended December 31, 2025.

On December 2, 2025, ACD entered into a three -year non-cancelable operating lease for approximately 32 acres of land in Hainan, China. The lease provides for fixed annual rental payments of 233,376 RMB, or approximately $32,600 USD, over the three -year term of the lease, payable monthly.

The Company’s aggregate rent expense incurred during the years ended December 31, 2025 and 2024 amounted to $1,734,337 and $1,813,603 , respectively, of which $1,398,420 and $1,398,420, respectively, is included within in-person costs and $335,917 and $415,183, respectively, is included in general and administrative expenses on the accompanying consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For Years Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$1,470,538	$1,522,993

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$85,095

Weighted Average Remaining Lease Term (Years)
Operating leases	2.38	3.35

Weighted Average Discount Rate
Operating leases	5.71%	5.04%

A summary of the Company’s remaining operating lease liabilities is as follows:

For the Years Ending December 31,	Amount
2026	$1,886,578
2027	1,770,358
2028	743,070
Total lease payments	4,400,006
Less: amount representing imputed interest	(296,828)
Present value of lease liability	4,103,178
Less: current portion	(1,694,951)
Lease liability, non-current portion	$2,408,227

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

On September 16, 2024, the Company and Brookfield entered into a Settlement Agreement and Release (the “Settlement Agreement”) to resolve and terminate all obligations under the Brookfield Agreement. Pursuant to the Settlement Agreement, the entire Purchase Price was released from escrow of which $3,000,000 was paid to Brookfield and $2,000,000 was paid to the Company. The parties further agreed to release and discharge each other from any and all present and future obligations under the Brookfield Agreement. The $3,000,000 payment to Brookfield is included in other income (expense) on the 2024 consolidated statement of operations.

Land Use Rights

In connection with a contract entered into with the Assignor on December 23, 2024, the Company is required to invest no less than RMB 58,890,000, approximately $8.1 million (USD) in the development of the land. See Note 8 – Land Use Rights, net for further discussion.

Note 18 – Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to 100,000,000 and 1,000,000 shares of common stock and preferred stock, respectively.

Equity Incentive Plan

On December 30, 2021, the stockholders approved an amendment to the 2019 Equity Incentive Plan (the “Plan”) to increase the number of shares of common stock authorized under the Plan from 3,463,305 shares to 3,763,305 shares. As of December 31, 2025, there were 558,616 shares available under the plan.

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

All In FutureTech Alliance, Inc. and Subsidiaries
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

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Treasury Stock

On November 21, 2022, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of its outstanding shares of common stock. For the years ended December 31, 2025 and 2024, the Company repurchased 0 and 514 shares, respectively, at a cost of $0 and $422, respectively. As of December 31, 2025, approximately $7.3 million remains available to repurchase common stock under this program.

Stock Options

A summary of the option activity during the year ended December 31, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs)	Intrinsic Value
Outstanding, January 1, 2025	1,270,000	$3.53
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2025	1,270,000	$3.53	4.50	$-

Exercisable, December 31, 2025	1,270,000	$3.53	4.50	$-

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Options outstanding and exercisable as of December 31, 2025 are as follows:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Options	In Years	Options
$2.11	40,000	4.50	40,000
$2.17	120,000	4.60	120,000
$2.21	300,000	5.64	300,000
$2.48	120,000	5.35	120,000
$4.09	460,000	3.89	460,000
$5.66	230,000	3.72	230,000
	1,270,000	4.50	1,270,000

There were no new options granted during the years ended December 31, 2025 and 2024.

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

For the years ended December 31, 2025 and 2024, the Company recorded $23,506 and $54,493, respectively, of stock-based compensation expense related to stock options. As of December 31, 2025, there was $0 of unrecognized stock-based compensation expense related to the stock options.

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

For the years ended December 31, 2025 and 2024, the Company recorded $473,216 and $1,044,784, respectively, of stock-based compensation expense related to restricted stock. As of December 31, 2025, there was $0 of unrecognized stock-based compensation expense related to the restricted stock award.

Warrants

On October 18, 2024, in connection with the Purchase Agreement with Blue Planet, the Company issued warrants to purchase 6,000,000 shares of Common Stock, with an exercise price of $1.80 per share. The warrants expire five years from the date of issuance. See Securities Purchase Agreement above.

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A summary of the warrant activity for the year ended December 31, 2025 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, January 1, 2025	7,454,546	$2.25
Issued	-	-
Forfeited	(1,454,546)	4.13
Cancelled	(6,000,000)	1.80
Outstanding, December 31, 2025	-	$-	-	$-

Exercisable, December 31, 2025	-	$-	-	$-

See Securities Purchase Agreement above for 2025 cancellation of a substantial portion of the outstanding warrants.

Note 19 – Segment Data

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

The Company’s business consists of three reportable business segments:

■	E-sports, provided through Allied Esports, including video game events and tournaments.

■	Casual mobile gaming, provided through Z-Tech.

■	Live concert promotion and events organizing, provided through Skyline.

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s significant segment expenses for the years ended December 31, 2025 and 2024 are as follows:

	For the Year Ended December 31, 2025					For the Year Ended December 31, 2024
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total

Revenue
In-person	$4,941,734	$-	$-	$-	$4,941,734	$4,669,644	$-	$-	$-	$4,669,644
Multiplatform content	204	-	-	-	204	336	-	-	-	336
Casual mobile gaming	-	3,033,281	-	-	3,033,281	-	4,409,192	-	-	4,409,192
Total Revenue	4,941,938	3,033,281	-	-	7,975,219	4,669,980	4,409,192	-	-	9,079,172

Less
In-person (excludes depreciation)	2,766,944	-	-	-	2,766,944	2,496,618	-	-	-	2,496,618
Casual mobile gaming (excludes depreciation)	-	2,845,673	-	-	2,845,673	-	3,875,992	-	-	3,875,992
Professional fees	235,758	142,165	506,077	20,224,962	21,108,962	312,673	175,184	202,427	5,871,617	6,561,901
Salaries and benefits	2,521,151	239,537	353,983	925,449	4,040,120	2,386,885	735,522	27,649	1,347,789	4,497,845
Selling and marketing expense	31,064	-	3,715	187,665	222,444	22,959	-	4,500	259,780	287,239
Other expenses [1]	1,056,352	21,458	9,432	1,132,058	2,219,300	986,999	50,059	74,475	752,742	1,864,275
Depreciation and amortization	880,661	591,834	-	83,634	1,556,129	910,605	553,601	-	121,329	1,585,535
Stock based compensation	-	-	-	496,722	496,722	21,063	-	-	1,078,214	1,099,277
CECL reserve	-	-	-	2,601,155	2,601,155
Impairment of long-lived assets	4,419,227	2,672,237	-	156,269	7,247,733	-	-	-	357,826	357,826
Impairment of goodwill	-	668,818	-	-	668,818	-	9,567,000	-	-	9,567,000
Research and development expense	-	273,708	-	984,236	1,257,944	-	191,310	-	-	191,310
Total Expense	11,911,157	7,455,430	873,207	26,792,150	47,031,944	7,137,802	15,148,668	309,051	9,789,297	32,384,818

Segment loss	(6,969,219)	(4,422,149)	(873,207)	(26,792,150)	(39,056,725)	(2,467,822)	(10,739,476)	(309,051)	(9,789,297)	(23,305,646)

Reconciliation of profit or loss
All other items (2)	1,243	(565,237)	121,691	(3,454,255)	(3,896,558)	67,185	747,047	11,587	(1,130,031)	(304,212)
Consolidated pre-tax net loss	$(6,970,462)	$(3,856,912)	$(994,898)	$(23,337,895)	$(35,160,167)	$(2,535,007)	$(11,486,523)	$(320,638)	$(8,659,266)	$(23,001,434)

[1]	Other expenses include insurance, utilities, repair and maintenance, office supplies, sales and marketing, travel and entertainment, rent, and property tax expenses.

[2]	All other items include gains and losses in escrow settlement, investments in money market funds and marketable securities, foreign currency transactions, and other income and expenses including interest.

The Company’s significant segment assets as of December 31, 2025 and 2024 are as follows:

	As of December 31, 2025					As of December 31, 2024
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total

Total assets for reportable segments:
Goodwill and intangible assets, net	$-	$-	$-	$-	$-	$17,807	$-	$-	$196,625	$214,432
Goodwill and intangible assets, net - foreign operations	-	4,157,609	-	-	4,157,609	-	7,697,633	-	-	7,697,633
Property and equipment, net	316,295	-	-	948	317,243	2,970,762	-	-	-	2,970,762
Property and equipment, net - foreign operations	-	4,862	-	51,844	56,706	-	20,232	-	9,088	29,320
Other segment assets (1)	1,889,612	-	-	3,360,226	5,249,838	5,930,764	-	-	16,066,687	21,997,451
Other segment assets - foreign operations	2,400,000	281,526	87,382	77,230,273	79,999,181	-	425,660	7,373,683	71,978,318	79,777,661
Total consolidated assets	$4,605,907	$4,443,997	$87,382	$80,643,291	$89,780,577	$8,919,333	$8,143,525	$7,373,683	$88,250,718	$112,687,259

[1]	Other segment assets include cash and cash equivalents, investments, receivables, prepaid expenses and other current assets, digital assets, right-of-use assets, and deposits.

All In FutureTech Alliance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s disaggregated assets by geographic location are as follows:

	As of December 31,
	2025	2024

Total assets by geographic location:
United States	$5,567,081	$25,182,645
China	84,213,496	87,504,614
Total consolidated assets	$89,780,577	$112,687,259

The Company’s disaggregated revenues by geographic location are as follows:

	As of December 31,
	2025	2024

Total revenues by geographic location:
United States	$4,941,938	$4,669,980
China	3,033,281	4,409,192
Total consolidated revenues	$7,975,219	$9,079,172

Note 20 – Subsequent Events

On April 10, 2026, the Company and Yangyang Li, its Chief Executive Officer and Chairman, in his personal capacity entered into a binding Term Sheet for Global Resolution (the “Term Sheet”) with Knighted and Roy Choi, the founder and managing partner of Knighted, in his personal capacity. The Term Sheet summarizes the principal terms of the global resolution between the parties regarding (i) the action initiated by Knighted against the Company and its directors in the Delaware Court of Chancery on November 12, 2024, Knighted Pastures, LLC v. Yangyang Li, et. al, C.A. No. 2024-1158-JTL (the “Delaware Litigation”), and (ii) the action initiated by the Company against Knighted and other defendants in the United States District Court for the Central District of California on June 11, 2025, Allied Gaming & Entertainment, Inc. v. Knighted Pastures, LLC, 2:25-CV-05312 (C.D. Cal.).

Pursuant to the Term Sheet, the Company agreed to pay Knighted’s fees and expenses in the Delaware Litigation totaling $5,936,738 (the “Fee Award”) as previously ordered by the Delaware Court of Chancery on March 10, 2026, according to the following payment schedule: (i) $1,000,000 due on May 7, 2026, (ii) $2,000,000 due on June 30, 2026, and (iii) $2,936,738 due on July 31, 2026. Interest will accrue monthly on the outstanding balance of the Fee Award beginning on April 8, 2026 at a rate of 8.75% per annum. If any payment is not made in full by the applicable due date, additional interest will accrue on the full outstanding amount at a rate of 10% per annum, compounded daily until such payment is made.

In connection with the execution of the Term Sheet, the Company and Mr. Li, as guarantors, entered into a Guaranty, dated as of April 10, 2026, pursuant to which the Company and Mr. Li jointly and severally guaranteed the payment of the Fee Award, together with all accrued interest thereon. The Term Sheet also provides that, within five business days of the effective date of the Term Sheet, the Company will file a Notice of Dismissal With Prejudice of the Federal Litigation. The parties further agreed that neither party will file any fee application in the Federal Litigation or pursue any appeal related to either the Federal Litigation or the Delaware Litigation.

