Form 10-Q
period 2026-03-31
All In FutureTech Alliance, Inc.
filed 2026-06-15
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(646) 768-4240

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AIFA	NASDAQ Capital Market

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

As of June 12, 2026, 6,377,521 shares of common stock, par value $0.0001 per share, were outstanding.

ALL IN FUTURETECH ALLIANCE, INC.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALL IN FUTURETECH ALLIANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,290,803	$11,844,107
Short-term investments	26,723,790	37,664,254
Marketable securities	387,778	1,334,719
Interest receivable	1,844,534	1,407,660
Accounts receivable	902,581	491,640
Other receivable	500,000	2,400,000
Loans receivable	20,168,266	21,127,870
Prepaid expenses and other current assets	286,030	505,550
Total Current Assets	55,103,782	76,775,800
Property and equipment, net	381,389	373,949
Digital assets	68,229	260,652
Intangible assets, net	1,828,831	1,909,535
Land use rights, net	4,024,020	4,001,016
Deposits, non-current portion	730,568	493,728
Operating lease right-of-use asset	622,382	666,523
Investment in unconsolidated affiliate	3,051,300	3,051,300
Goodwill	2,249,206	2,248,074
Total Assets	$68,059,707	$89,780,577
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$7,628,603	$7,019,840
Accrued expenses and other current liabilities	9,296,264	7,515,672
Deferred revenue	91,834	218,275
Operating lease liability, current portion	1,705,410	1,694,951
Loans payable	14,376,971	33,140,009
Total Current Liabilities	33,099,082	49,588,747

Operating lease liability, non-current portion	1,978,337	2,408,227
Deferred tax liability	134,080	134,080
Total Liabilities	35,211,499	52,131,054
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, Series A Preferred stock, $0.0001 par value, 50,000 shares designated, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,929,542 and 7,044,588 shares issued at March 31, 2026 and December 31, 2025 and 6,549,493 and 6,664,538 shares outstanding at March 31, 2026 and December 31, 2025, respectively	654	666
Additional paid in capital	200,001,646	200,001,634
Accumulated deficit	(168,320,557)	(163,125,676)
Accumulated other comprehensive income	883,295	573,024
Treasury stock, at cost, 380,050 shares at March 31, 2026 and December 31, 2025	(2,694,075)	(2,694,075)
Total Allied Gaming & Entertainment Inc. Stockholders’ Equity	29,870,963	34,755,573
Non-controlling interest	2,977,245	2,893,950
Total Stockholders’ Equity	32,848,208	37,649,523
Total Liabilities and Stockholders’ Equity	$68,059,707	$89,780,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL IN FUTURETECH ALLIANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Revenues:
In-person	$1,052,432	$1,656,755
Multiplatform content	53	57
Casual mobile gaming	500,779	618,323
Total Revenues	1,553,264	2,275,135
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	330,001	860,554
Casual mobile gaming (exclusive of depreciation and amortization)	487,521	582,190
Research and development expenses	208,000	180,946
Selling and marketing expenses	10,967	39,987
General and administrative expenses	3,787,108	5,480,643
Depreciation and amortization	249,215	382,438
Total Costs and Expenses	5,072,812	7,526,758
Loss From Operations	(3,519,548)	(5,251,623)
Other (Expense) Income:
Other (expense) income, net	199	24,302
Realized gain on investment in money market fund	-	366,521
(Loss) on investment in marketable securities, derivative and short-term investments	(1,633,664)	(275,276)
(Loss) gain on foreign currency transactions, net	(954,266)	(565,296)
Change in fair value of digital assets	(65,234)	(62,820)
Interest income, net	936,783	864,305
Total Other (Expense) Income	(1,716,182)	351,736
Pre-Tax Loss	(5,235,730)	(4,899,887)
Income tax benefit	-	-
Net Loss	(5,235,730)	(4,899,887)
Less: net loss attributable to non-controlling interest	(40,849)	(63,403)
Net Loss Attributable to Common Stockholders	$(5,194,881)	$(4,836,484)

Net Loss per Common Share
Basic and Diluted	$(0.83)	$(0.67)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,229,522	7,251,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL IN FUTURETECH ALLIANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Net Loss	$(5,235,730)	$(4,899,887)
Other comprehensive income (loss):
Foreign currency translation adjustments	434,415	70,381
Total comprehensive loss	(4,801,315)	(4,829,506)
Less: Net loss attributable to non-controlling interest	40,849	63,403
Less: Other comprehensive (income) loss attributable to non-controlling interest	(124,144)	(42,129)
Comprehensive Loss Attributable to Common Stockholders	$(4,884,610)	$(4,808,232)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL IN FUTURETECH ALLIANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For The Three Months Ended March 31, 2026 and 2025

(unaudited)

	For The Three Months Ended March 31, 2026
	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	All In FutureTech Alliance Inc. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance - January 1, 2026	6,664,538	$666	380,050	$(2,694,075)	$200,001,634	$573,024	$(163,125,676)	$34,755,573	$2,893,950	$37,649,523
Cancellation of restricted stock	(115,046)	(12)	-	-	12	-	-	-	-	-
Net loss	-	-	-	-	-	-	(5,194,881)	(5,194,881)	(40,849)	(5,235,730)
Other comprehensive income (loss)	-	-	-	-	-	310,271	-	310,271	124,144	434,415
Balance - March 31, 2026	6,549,492	$654	380,050	$(2,694,075)	$200,001,646	$883,295	$(168,320,557)	$29,870,963	$2,977,245	$32,848,208

	For The Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	All In FutureTech Alliance Inc. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance - January 1, 2025	7,730,966	$773	380,050	$(2,694,075)	$205,952,431	$180,002	$(130,428,314)	$73,010,817	$4,519,065	$77,529,882
Stock-based compensation:
Common stock	-	-	-	-	-	-	-	-	-	-
Restricted common stock	-	-	-	-	179,025	-	-	179,025	-	179,025
Stock options	-	-	-	-	9,411	-	-	9,411	-	9,411
Shares withheld for employee payroll tax	(14,436)	(1)	-	-	(89,215)	-	-	(89,216)	-	(89,216)
Cumulative effect adjustment upon adoption of ASU 2023-08	-	-	-	-	-	-	89,428	89,428	-	89,428
Net loss	-	-	-	-	-	-	(4,836,484)	(4,836,484)	(63,403)	(4,899,887)
Other comprehensive loss	-	-	-	-	-	42,129	-	42,129	28,252	70,381
Balance - March 31, 2025	7,716,530	$772	380,050	$(2,694,075)	$206,051,652	$222,131	$(135,175,370)	$68,405,110	$4,483,914	$72,889,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL IN FUTURETECH ALLIANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(5,235,730)	$(4,899,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	188,436
Non-cash operating lease expense	44,143	298,256
Change in fair value of short-term investments	879,444	-
Loss (gain) on transactions denominated in a foreign currency	(131,890)	297,460
Loss (gain) on investment in marketable securities and derivatives	1,341,180	275,276
Change in fair value of digital assets	65,234	62,820
Depreciation and amortization	249,215	382,438
CECL reserve	717,263	-
Changes in operating assets and liabilities:
Accounts receivable	(402,713)	434,291
Interest receivable	(436,874)	(158,904)
Other receivables	1,900,000	-
Prepaid expenses and other current assets	213,061	(25,118)
Deposit	13,146	-
Accounts payable	497,594	1,387,264
Accrued expenses and other current liabilities	159,574	540,559
Operating lease liability	(407,225)	(390,141)
Deferred revenue	(126,441)	(576,837)
Total Adjustments	4,574,711	2,715,800
Net Cash Provided By (Used In) Operating Activities	(661,019)	(2,184,087)
Cash Flows From Investing Activities
Investment in unconsolidated affiliate	-	(2,451,300)
Investment in digital assets	128,453	-
Land deposit	-	(2,591,176)
Proceeds from maturity of short-term investments	54,358,608	23,800,000
Purchases of short-term investments	(44,297,588)	(64,010,000)
Payment for investment in marketable securities	(1,035,296)	-
Proceeds from sale of marketable securities	2,227,407	1,245,689
Loans receivable	-	(1,052,822)
Purchases of property and equipment	-	(32,257)
Net Cash Provided By (Used In) Investing Activities	11,381,584	(45,091,866)
Cash Flows From Financing Activities
Proceeds from loans payable	-	19,196,216
Repayment of loans payable	(18,400,091)	(11,690,305)
Net Cash (Used In) Provided By Financing Activities	(18,400,091)	7,505,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL IN FUTURETECH ALLIANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

(unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Effect of Exchange Rate Changes on Cash	126,222	13,426
Net (Decrease) Increase In Cash and Cash Equivalents	(7,553,304)	(39,756,616)
Cash and cash equivalents - Beginning of Period	11,844,107	59,242,802
Cash and cash equivalents - End of Period	$4,290,803	$19,486,186

Cash and cash equivalents consisted of the following:
Cash and cash equivalents	$1,418,813	$19,127,047
Money market funds	2,871,990	359,139
	$4,290,803	$19,486,186

Non-Cash Investing and Financing Activities:
Shares withheld for accrued employee payroll tax liability
Cumulative effect adjustment upon adoption of ASU 2023-08	$-	$(89,248)

The accompanying notes are an integral part of these condensed consolidated financial statements.

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization and Nature of Operations

All in FutureTech Alliance, Inc. (formerly known as Allied Gaming & Entertainment Inc.,“AIFA” and together with its subsidiaries, the “Company”) operates a public esports and entertainment company through its wholly owned subsidiaries Allied Esports Media Inc., (“AEM”), Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”), Allied Mobile Entertainment Inc. (“AME”), Allied Mobile Entertainment (Hong Kong) Limited (“AME-HK”), Allied Experiential Entertainment Inc. (“AEE”), AGAE Investment Limited, formerly known as Skyline Music Entertainment (Hong Kong) Limited (“Skyline HK”), Beijing Lianhuan Technology Co., Ltd (“BLT”), and Allied Commercial Development (Hainan) Co., Ltd (“ACD”). AEII produces a variety of esports and gaming-related content, including world class tournaments, live and virtual events, and original programming to continuously foster an engaged gaming community. ESALV operates HyperX Arena Las Vegas, the world’s most recognized esports facility. AME-HK is a wholly owned subsidiary of AME and owns a 40% interest in Beijing Lianzhong Zhihe Technology Co. (“Z-Tech”). Z-Tech and BLT are engaged in the development and distribution of mobile casual games in China. AEE owns a 51% interest in Skyline Music Entertainment Limited (“Skyline”), which is principally engaged in the organization of events, shows and concerts by top entertainment artists. ACD is in the early stages of the development of esports and other entertainment venues in Hainan, an island province in southern China.

Note 2 – Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on May 22, 2026.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2026, and for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other period. These unaudited condensed consolidated financial statements have been derived from the Company’s accounting records and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on May 22, 2026.

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

All in FutureTech Alliance, Inc. and Subsidiaries

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

The following table provides information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

As of March 31, 2026	Level 1	Level 2	Level 3	Total

Digital assets	$68,229	$-	$-	$68,229

Cash equivalent - money market funds	2,871,990	-	-	2,871,990

Marketable securities	387,778	-	-	387,778
Derivative instruments	-	-	(2,290,800)	(2,290,800)
Short-term investment - Bond linked notes	-	7,010,990	-	7,010,990

Short-term investment - Equity linked notes	-	14,912,800	-	14,912,800

Total	$3,327,997	$21,923,790	$(2,290,800)	$22,960,987

As of December 31, 2025	Level 1	Level 2	Level 3	Total
Digital assets	$260,652	$-	$-	$260,652
Cash equivalent - Money market funds	4,797,697	-	-	4,797,697
Marketable securities	1,334,719	-	-	1,334,719
Derivative instruments	-	-	(657,136)	(657,136)
Short-term investment - Bond linked notes	-	14,766,470	-	14,766,470
Short-term investment - Equity linked notes	-	11,310,650	-	11,310,650
Short-term investment - US Treasury Bond	-	11,587,134	-	11,587,134
Total	$6,393,068	$37,664,254	$(657,136)	$43,400,186

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

All in FutureTech Alliance, Inc. and Subsidiaries

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

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(5,194,881)	$(4,836,484)

Denominator:
Weighted-average common shares outstanding	6,229,522	7,345,463
Less: weighted-average unvested restricted shares	-	(94,009)
Denominator for basic and diluted net loss per share	6,229,522	7,251,454

Basic and Diluted Net Loss per Common Share	$(0.83)	$(0.67)

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2026	2025
Unvested restricted common shares	-	59,167
Options	211,667	211,667
Warrants	-	1,242,424
	211,667	1,513,258

All in FutureTech Alliance, Inc. and Subsidiaries

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

The Company recognizes revenue primarily from the following sources:

In-person revenue

In-person revenue was comprised of the following for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025
Event revenue	$471,832	$1,020,682
Sponsorship revenue	458,237	458,547
Food and beverage revenue	66,782	77,311
Ticket and gaming revenue	47,618	88,335
Merchandising revenue	7,963	11,880
Total in-person revenue	$1,052,432	$1,656,755

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

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Multiplatform revenue

Distribution revenue amounted to $53 and $57 for the three months ended March 31, 2026 and 2025, respectively. The Company’s distribution revenue is generated primarily through the distribution of content to online channels. Any advertising revenue earned by online channels is shared with the Company. The Company recognizes online advertising revenue at the point in time when the advertisements are placed in the video content.

Casual mobile gaming revenue

Casual mobile gaming revenue amounted to $500,779 and $618,323 for the three months ended March 31, 2026 and 2025, respectively. Casual mobile gaming revenue is generated through contractual relationships with various advertising service providers for advertisements within the Company’s casual mobile games. Advertisements can be in the form of an impression, click-throughs, videos, or banners. The Company has determined the advertising service provider to be its customer and displaying the advertisements within its games is identified as the single performance obligation. Revenue from advertisements is recognized when the ad is displayed or clicked and the advertising service provider receives the benefits provided from this service. The price can be determined by the applicable evidence of the arrangement, which may include a master contract or a third-party statement of activity.

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

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	For the Three Months Ended
	March 31,
	2026	2025

Revenues Recognized at a Point in Time:
Food and beverage revenue	$66,782	$77,311
Ticket and gaming revenue	47,618	88,335
Merchandising revenue	7,963	11,880
Casual mobile games	500,779	618,323
Distribution revenue	53	57
Total Revenues Recognized at a Point in Time	623,195	795,906

Revenues Recognized Over a Period of Time:
Event revenue	471,832	1,020,682
Sponsorship revenue	458,237	458,547
Total Revenues Recognized Over a Period of Time	930,069	1,479,229
Total Revenues	$1,553,264	$2,275,135

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of March 31, 2026 and December 31, 2025, the Company had contract liabilities of $91,834 and $218,275, respectively, which is included in deferred revenue on the condensed consolidated balance sheet.

Through March 31, 2026, $198,592 of performance obligations in connection with contract liabilities included within deferred revenue on the December 31, 2025 consolidated balance sheet have been satisfied. The Company expects to satisfy the remaining performance obligations of $30,483 related to its December 31, 2025 deferred revenue balance within the next twelve months. During the three months ended March 31, 2026 and 2025, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments, loans receivable, interest receivable accounts receivable, other receivables, and deposits – current portion. The Company maintains cash deposits and short-term investments with major U.S. financial institutions that at various times may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2026, one customer represented 95% of the Company’s accounts receivable balance. As of December 31, 2025, the Company’s two largest customers represented 80% and 19%, respectively, of the Company’s accounts receivable balance. Historically, the Company has not experienced any losses due to such concentration of credit risk.

During the three months ended March 31, 2026 and 2025, 32% and 27%, respectively, of the Company’s revenues were from customers located outside the United States.

During the three months ending March 31, 2026, the Company’s two largest customers accounted for 32% and 30% of the Company’s consolidated revenue. During the three months ending March 31, 2025, the Companies’ four largest customers accounted for 27%, 20%,12% and 10% of the Companies consolidated revenue.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (primarily United States Dollar, and Chinese Yuan). Yuan-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.1447 and 0.1429 at March 31, 2026 and December 31, 2025, respectively) and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.1443 and 0.1375 for the three months ended March 31, 2026 and 2025, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income (loss).

The Company engages in foreign currency denominated transactions with customers, suppliers, investment, and financing, as well as between subsidiaries with different functional currencies. Losses of $954,266 and $565,296 arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency for the three months ended March 31, 2026 and 2025, respectively, are recognized in other (expense) income in the accompanying condensed consolidated statements of operations.

Segment Information

Reportable segments are components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company’s chief executive officer is the chief operating decision maker of Allied Esports, (video game events and tournaments), Z-Tech and BLT (casual mobile games) and Skyline (live concert promotion), which are reported as separate operating segments. See Note 10 – Segment Data.

All in FutureTech Alliance, Inc. and Subsidiaries

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

Note 3 – Short-Term Investments

Short-term investments consist of the following:

	Fixed Rate	Equity Linked	Bond Linked	US Treasury	Total Short-Term
	Deposits	Notes	Notes	Bonds	Investments
Balance, January 1, 2026	$-	$11,310,650	$14,766,470	$11,587,134	$37,664,254
Purchases	4,800,000	29,000,000	7,000,000	3,497,588	44,297,588
Maturing	-	(11,500,000)	(15,000,000)	-	(26,500,000)
Early withdrawals	-	(13,000,000)	-	(14,858,608)	(27,858,608)
Fair value adjustment	-	(897,850)	244,520	(226,114)	(879,444)
Balance, March 31, 2026	$4,800,000	$14,912,800	$7,010,990	$-	$26,723,790

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Short-term investments include fixed rate deposits with original maturities of greater than three months but less than or equal to twelve months when purchased. Interest income on fixed rate deposits amounted to $40,859 for the three months ended March 31, 2026.

As of January 1, 2026, the Company had entered into two three-month equity linked notes which are investment products that provide for a coupon amount of 6.5% per annum and an ultimate return (or loss) tied to the performance of the underlying equities. During the three months ended March 31, 2026, these notes matured and the Company entered into two additional three-month equity linked notes which provide for a coupon amount of 9.0% per annum. The notes are callable by the issuer at the end of each month at which time no further coupon amounts shall be payable. Interest income on equity linked notes for the three months March 31, 2026 amounted to $215,951.

As of January 1, 2026, the Company had entered into three three-month bond linked notes which are investment products that provide for a coupon amount between 6.39% and 7.20 % per annum and an ultimate return (or loss) tied to the performance of the underlying bond. During the three months ended March 31, 2026, these notes matured and the Company entered into one additional three-month bond linked note which provides for a coupon amount of 7.39% per annum. Interest income on bond linked notes for the three months ended March 31, 2026 amounted to $143,540.

As of January 1, 2026, the Company had purchased a U.S. Treasury Bond (4.875% DTD 08/15/2025, due 08/15/2045), which had a fair value on that date of $11,587,134. On January 5, 2026, the Company purchased an additional U.S. Treasury Bond (4.750% DTD 08/15/2025, due 08/15/2055) for $3,497,588. Both bonds were sold during the three months ended March 31, 2026, pursuant to which the Company recognized a loss of $226,114. Interest income on these bonds amounted to $280,908 for the three months ended March 31, 2026.

Note 4 – Marketable Securities

On October 15, 2024, the Company purchased $5,011,365 in certain publicly listed marketable securities through an open market transaction. The investment was initially recorded at cost and subsequently measured at fair value with the changes in fair value recorded in other income (expenses), net in the condensed consolidated statements of operations. For the three months ended March 31, 2026 and 2025, the Company recorded an increase (decrease) in fair value of $292,485 and ($275,276), respectively.

Balance as of January 1, 2026	$1,334,719
Purchases of marketable securities	1,035,296
Proceeds from sale of marketable securities	(2,227,407)
Net realized/unrealized gain on marketable securities	292,485
Foreign currency transaction adjustment	(47,315)
Balance as of March 31, 2026	$387,778

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Other Receivable

On August 25, 2025, AEII agreed in principle to negotiate and enter into a Project and Venue Operation & Management Agreement (the “COFCO Agreement”) with Hainan Tourism Investment Duty Free Co., Ltd. (“HTIDF”) and Bethune Capital Limited (collectively, the “Parties”) under which the Parties agreed to collaborate on the transformation of the COFCO Yalong Bay International Conference Center located in Sanya, Hainan, China into a comprehensive entertainment complex known as the Allied Esports Arena Asia (the “Project”). AEII made a $2.4 million deposit to participate in the COFCO Agreement, which was expected to grant the Company the right to use the facility and participate in the cash flows generated from the Project. On December 26, 2025, AEII and Bethune Capital Limited entered into a Termination and Refund Agreement under which the COFCO Agreement, which had not yet been signed by HTIDF, was terminated in its entirety and Bethune Capital Limited, the manager of the Project, agreed to refund the $2.4 million contribution made by AEII on or before June 30, 2026. As of March 31, 2026, $1.9 million of the refund has been received by the Company.

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

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company, based on ongoing conversations with the borrowers of the loans that are currently past due, has begun to prepare for the legal and other actions necessary to exercise its rights over the collateral provided by the Guarantor and the Additional Guarantor. The Company has not received the principal and default rate interest payments on all five loans since their respective maturity dates.

The following is a roll forward of the Company’s loans receivable balance during the three months ended March 31, 2026:

Balance as of January 1, 2026	$21,127,870
CECL allowance	(717,263)
Foreign currency transaction adjustment	(242,341)
Balance as of March 31, 2026	$20,168,266

For the three months ended March 31, 2026 and 2025, the Company recorded interest income of $476,478 and $301,585 on these loans, respectively. The Company has not received the principal and default rate interest payments on all five loans since their respective maturity dates.

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2026	2025
Compensation expense	$248,985	$217,668
Event costs	-	14,704
Legal and professional fees	6,728,745	6,422,762
Derivative instruments	2,290,800	657,136
Other accrued expenses	27,734	203,402

Accrued expenses and other current liabilities	$9,296,264	$7,515,672

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Loans Payable

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

The following is a roll forward of the Company’s loans payable balance during the three months ended March 31, 2026:

Balance as of January 1, 2026	$33,140,009
Additional borrowings under credit facility	-
Repayment of borrowings	(18,400,091)
Foreign currency transaction adjustment	(362,947)
Balance as of March 31, 2026	$14,376,971

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $73,619 and $41,253, respectively, on these loans.

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

Knighted Pastures, LLC

On March 7, 2024, Knighted Pastures, LLC (“Knighted”), an AIFA stockholder, filed a complaint in the Court of Chancery of the State of Delaware (the “Court”) against the Company (as a nominal defendant), the members of its Board of Directors, and certain additional defendants (the “Knighted Action”). The complaint alleged, among other things, that the members of the Company’s Board of Directors breached their fiduciary duty in connection with (1) the approval of a Share Purchase Agreement that AIFA entered into on or around December 28, 2023, (2) the approval and adoption of certain amendments to AIFA’s Bylaws on or around January 5, 2024, and (3) the approval and adoption of a rights agreement on or around February 9, 2024. The Knighted Action sought both injunctive reliefs and money damages.

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

On October 24, 2025, Knighted filed a motion seeking its fees and costs in the amount of approximately $5.9 million. On March 10, 2026, the Court issued an order granting Knighted’s motion for an award of such fees and expenses, which has been accrued for on the accompanying condensed consolidated balance sheet as of March 31, 2026. See Note 13, Subsequent events.

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Operating Leases

The Company’s aggregate lease expense incurred during the three months ended March 31, 2026 and 2025 amounted to $183,286 and $447,546, respectively, of which $85,345 and $349,605, respectively, is included within in-person costs and $97,941 and $97,941, respectively, is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$407,225	$390,141

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$-

Weighted Average Remaining Lease Term (Years)
Operating leases	2.14	3.11

Weighted Average Discount Rate
Operating leases	5.73%	5.04%

A summary of the Company’s remaining operating lease liabilities as of March 31, 2026 is as follows:

For the Years Ending December 31,	Amount
2026	$1,409,984
2027	1,771,118
2028	743,455
2029	-
Total lease payments	3,924,557
Less: amount representing imputed interest	(240,810)
Present value of lease liability	3,683,747
Less: current portion	(1,705,410)
Lease liability, non-current portion	$1,978,337

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s significant segment revenue and expenses for the three months ended March 31, 2026 and 2025 are as follows:

	For the Three Months Ended March 31, 2026					For the Three Months Ended March 31, 2025
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total
Revenue
In-person	$1,052,432	$-	$-	$-	$1,052,432	$1,656,755	$-	$-	$-	$1,656,755
Multiplatform content	53	-	-	-	53	57	-	-	-	57
Casual mobile gaming	-	500,779	-	-	500,779	-	618,323	-	-	618,323
Total Revenue	1,052,485	500,779	-	-	1,553,264	1,656,812	618,323	-	-	2,275,135
Costs and Expenses
In-person (excludes depreciation)	330,001	-	-	-	330,001	860,554	-	-	-	860,554
Casual mobile gaming (excludes depreciation)	-	487,521	-	-	487,521	-	582,190	-	-	582,190
Professional fees	50,433	57,492	-	1,877,559	1,985,484	69,932	75,727	72,315	3,538,733	3,756,707
Salaries and benefits	493,045	-	-	130,708	623,753	601,461	-	49,689	309,777	960,927
Selling and marketing expense	9,530	-	-	1,439	10,967	9,686	-	2,500	27,801	39,987
Other expenses [1]	246,196	14,371	1,805	198,236	460,608	265,833	3,053	2,172	303,515	574,573
CECL reserve		717,263			717,263
Depreciation and amortization	45,454	160,429	-	43,332	249,215	219,855	143,988	-	18,595	382,438
Stock based compensation	-	-	-	-	-	3,758	-	-	184,678	188,436
Research and development expense	-	48,521	-	159,479	208,000	-	80,846	-	100,100	180,946
Total Expense	1,174,659	1,485,597	1,805	2,410,753	5,072,812	2,031,079	885,804	126,676	4,483,199	7,526,758
Segment loss	(122,174)	(984,818)	(1,805)	(2,410,753)	(3,519,548)	(374,267)	(267,481)	(126,676)	(4,483,199)	(5,251,623)
All other segment items (2)	(69,354)	341	-	(1,647,169)	(1,716,182)	(63,148)	14,771	(17,255)	417,368	351,736
Consolidated pre-tax net loss	$(191,528)	$(984,477)	$(1,805)	$(4,057,922)	$(5,235,730)	$(437,415)	$(252,710)	$(143,931)	$(4,065,831)	$(4,899,887)

(1)	Other expense includes insurance, utilities, repair and maintenance, office supplies, sales and marketing, travel and entertainment, rent, and property tax expenses.
(2)	All other items include gains and losses in escrow settlement, investments in money market funds and marketable securities, foreign currency transactions, and other income and expenses including interest.

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s significant segment assets as of March 31, 2026 and December 31, 2025 are as follows:

	As of March 31, 2026
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total

Total assets for reportable segments:
Goodwill and intangible assets, net	$-	$4,077,719	$-	$318	$4,078,037
Property and equipment, net	269,577	61,627	-	50,185	381,389
Other segment assets (1)	2,631,850	228,070	85,577	60,654,784	63,600,281
Total consolidated assets	$2,901,427	$4,367,416	$85,577	$60,705,287	$68,059,707

	As of December 31, 2025
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total

Total assets for reportable segments:
Goodwill and intangible assets, net	$-	4,157,609	$-	$-	$4,157,609
Property and equipment, net	316,295	4,862	-	52,792	373,949
Other segment assets (1)	4,289,612	281,526	87,382	80,590,499	85,249,019
Total consolidated assets	$4,605,907	$4,443,997	$87,382	$80,643,291	$89,780,577

(1)	Other segment assets include cash and cash equivalents, investments, receivables, prepaid expenses and other current assets, digital assets, right-of-use assets, and deposits.

The Company’s disaggregated segment assets by geographic location are as follows:

	As of
	March 31, 2026	December 31, 2025
Total assets by geographic location:
United States	$5,637,099	$5,567,081
China	62,422,608	84,213,496
Total consolidated assets	$68,059,707	$89,780,577

The Company’s disaggregated revenues by geographic location are as follows:

	As of March 31
	2026	2025
Total revenues by geographic location:
United States	$1,052,485	$1,656,812
China	500,779	618,323
Total consolidated revenues	$1,553,264	$2,275,135

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 11 – Subsequent Events

Global Resolution

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

Acquisition

On May 22, 2026, the Company entered into a package of definitive agreements to acquire, in aggregate, a 57.67% controlling interest in HyalRoute Fiber-Optic Communication Group for approximately $2.3 billion, payable entirely through the issuance of newly issued shares of AIFA’s common stock. This acquisition marks a major milestone in AGAE’s transformation into a global technology operating platform with “optics-centered” AI infrastructure.

Reverse Stock Split

On June 12, 2026, the Company effected a 1-for-6 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split, every six shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share.

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive a fractional share were entitled to receive cash in lieu thereof (or, if applicable, fractional interests were rounded in accordance with the terms approved by the Board of Directors and the Company’s stockholders).

The Reverse Stock Split proportionately reduced the number of shares of common stock outstanding and proportionately adjusted the number of shares available for issuance under the Company’s equity incentive plans, as well as the exercise prices and number of shares underlying outstanding stock options, warrants and other equity-based awards, in accordance with their respective terms.

All share and per-share amounts presented in the accompanying condensed consolidated financial statements and related notes have been retrospectively adjusted, where applicable, to give effect to the Reverse Stock Split for all periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of ALL IN FUTURETECH ALLIANCE, INC. (the “Company”) as of March 31,2026 and for the three months ended March 31, 2026 and 2025 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2025, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on May 22, 2026. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company and its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

The Company

ALL IN FUTURETECH ALLIANCE, INC (formerly known as Allied Gaming and Entertainment Inc.), along with its subsidiaries (“AIFA” or the “Company”) is a global experiential entertainment company focused on providing a growing audience of gamers with unique experiences through renowned assets, products, and services. Under the Allied Esports International subsidiary (“AEI”) we operate global competitive esports properties designed to connect players and fans via a network of connected arenas and creation of original esports content. Esports Arena Las Vegas, LLC subsidiary, operates a flagship gaming arena located at the Luxor Hotel in Las Vegas, Nevada. Meanwhile, Allied Mobile Entertainment subsidiary (“AME”), is dedicated to exploring opportunities in the massive and growing mobile games markets. AME’s ownership of a 40% equity interest in Beijing Lianzhong Zhihe Technology Co. Ltd (“Z-Tech”), a prominent mobile games developer and operator, is engaged in the development and distribution of casual mobile games in Mainland China, solidifies our presence in this lucrative sector. Moreover, our subsidiary Allied Experiential Entertainment (“AEE”), focuses on orchestrating live entertainment events and offers management and consultation service to experiential entertainment venue operation. The Company offers a variety of esports and gaming-related content, including world class tournaments, live and virtual entertainment and gaming events, and original programming to continuously nurture vibrant communities primarily comprising of Gen Y, Z, and Alpha consumers.

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

Results of Operations for the Three Months Ended March 31, 2026 and 2025

	For the Three Months Ended
	March 31,		Favorable
(in thousands)	2026	2025	(Unfavorable)

Revenues:
In-person	$1,052	$1,657	$(605)
Casual mobile gaming	501	618	(117)
Total Revenues	1,553	2,275	(722)
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	330	861	531
Casual mobile gaming (exclusive of depreciation and amortization)	488	582	94
Research and development expenses	208	181	(27)
Selling and marketing expenses	11	40	29
General and administrative expenses	3,787	5,481	1,694
Depreciation and amortization	249	382	133
Total Costs and Expenses	5,073	7,527	2,454
Loss From Operations	(3,520)	(5,252)	1,732
Other Income (Expense):
Other (expense) income, net	-	24	(24)
Realized gain on investment in money market fund	-	367	(367)
Unrealized loss on investment in marketable securities and derivatives	(1,634)	(275)	(1,359)
(Loss) gain on foreign currency transactions, net	(954)	(565)	(389)
Change in fair value of digital assets	(65)	(63)	(2)
Interest income, net	937	864	73
Total Other Income (Expense)	(1,716)	352	(2,068)
Pre-Tax Loss	(5,236)	(4,900)	(336)
Income tax benefit	-	-	-
Net Loss	$(5,236)	$(4,900)	$(336)

Revenues

In-person experience revenues decreased by approximately $0.6 million to approximately $1.1 million for the three months ended March 31, 2026 from approximately $1.7 million for the three months ended March 31, 2025. The decrease in event revenue is primarily attributable to the number of events held during 2026 versus the quantity of such events in the prior year.

Casual mobile gaming revenue was $0.5 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in casual mobile games revenue was primarily due to contraction of the online card game market as well as increasing competition from new mobile game developers.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $0.5 million, or 62%, to approximately $0.3 million for the three months ended March 31, 2026 from approximately $0.9 million for the three months ended March 31, 2025. The decrease is the result of the costs associated with third party events held at the arena during 2026 compared to 2025

Casual mobile gaming costs (exclusive of depreciation and amortization) were $0.5 million for the three months ended March 31, 2026 and $0.6 million for the three months ended March 31, 2025, respectively, resulting from a decrease in user incentive, user acquisition and other costs directly associated with the decline in revenues.

Research and development expenses were $208 thousand and $181 thousand for the three months ended March 31, 2026 and 2025, respectively. Research and development expenses consist principally of costs related to the development of new casual mobile games for ZTech.

Selling and marketing expenses decreased by approximately $29 thousand to approximately $11 thousand for the three months ended March 31, 2026 from approximately $40 thousand for the three months ended March 31, 2025.

General and administrative expenses decreased by approximately $1.7 million, or 31%, to approximately $3.8 million for the three months ended March 31, 2026, from approximately $5.5 million for the three months ended March 31, 2025. The decrease in general and administrative expenses resulted primarily from a $2.5 million decrease in legal and professional fees incurred during 2025 in connection with a complaint filed by a dissident stockholder, a $0.2 million decrease in share based compensation, as well as a $0.4 million decrease in salaries and related costs. These decreases were partially offset by a $0.7 CECL allowance on the Company’s loans receivable, and a $0.8 million expense under a strategic cooperation agreement, which represented a significant first step in the Company’s planned development into a leading global fiber optic communication, computing power, and AI-enabled services provider,

Depreciation and amortization decreased by approximately $133 thousand to approximately $249 thousand for the three months ended March 31, 2026, from approximately $382 thousand for the three months ended March 31, 2025.

Gain on investment in money market fund

During the three months ended March 31, 2025 we recorded a gain on our investment in money market funds of $0.4 million resulting from the change in the fair value of the funds between the purchase date and March 31, 2025.

Loss on investment in marketable securities and derivatives

The Company recognized a loss of $1.6 million on its investments in marketable securities and certain derivative instruments during the three months ended March 31, 2026, due to the change in the fair value of these investments during the period. During the three months ended March 31, 2025, the Company recognized a loss of $275 thousand on its investments in marketable securities. There were no investments in derivative instruments during the three months ended March 31, 2025.

Loss on foreign currency transactions, net

The loss on foreign currency transactions was approximately $0.9 million for the three months ended March 31, 2026 compared to $0.6 million for the three months ended March 31, 2025. These losses result from changes in the exchange rate of the Japanese Yen to United States Dollar between the dates certain loans payable were borrowed, the dates certain loans receivable were issued, and the dates certain equity linked notes, bond linked notes, ETF linked notes, and foreign securities were purchased and their remeasurements on March 31, 2026 and 2025.

Interest income, net

Interest income, net, was approximately $937 thousand for the three months ended March 31, 2026 compared to approximately $864 thousand of interest income for the three months ended March 31, 2025. The increase is a result of the interest earned on fixed term deposits and equity, bond, and ETF linked notes, as well as interest earned on loans receivable during the periods.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital at March 31, 2026 and December 31, 2025, respectively:

	March 31,	December 31,
(in thousands)	2026	2025
Current Assets	$55,104	$76,776
Current Liabilities	$33,099	$49,589
Working Capital Surplus	$22,005	$27,187

Our primary sources of liquidity and capital resources have been cash and short-term investments on the balance sheet, including the funds received through the sale of World Poker Tour.

As of March 31, 2026, we had cash and cash equivalents of approximately $4.3 million (not including $26.7 million of short-term investments and $0.4 million of marketable securities) and working capital of approximately $23.0 million.

Cash requirements for our current liabilities include approximately $14.4 million for loans payable, approximately $14.8 million in the aggregate for accounts payable and accrued expenses, which excludes approximately $2.3 million for derivative instruments included in accrued expenses and other current liabilities on the condensed consolidated balance sheet, and approximately $1.7 million for the current portion of an operating lease liability. Cash requirements for non-current liabilities include approximately $2.0 million for the non-current portion of an operating lease liability. The Company intends to meet these cash requirements from its current cash, investments and loan receivable balances.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(661)	$(2,184)
Investing activities	$11,381	$(45,092)
Financing activities	$(18,400)	$7,506

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was approximately $0.7 million and net cash used in operating activities for the three months ended March 31, 2025 was approximately $2.2 million, representing a decreased usage of $1.5 million.

During the three months ended March 31, 2026 and 2025, the net cash used in operating activities, respectively, was primarily attributable to the net loss of approximately $5.2 million and $4.9 million, respectively, adjusted for approximately $3.1 million and $1.5 million, respectively, of net non-cash expenses, and approximately $1.4 and $1.2 million, respectively, of cash used to fund changes in the levels of operating assets and liabilities.

Net Cash Used In Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 was approximately $11.4 million, which consisted of $54.4 million in proceeds from the maturing of short-term investments and $2.2 million in proceeds from the sale of marketable securities, partially offset by $44.3 million used for the purchase of short-term investments and $1.0 million used for the purchase of marketable securities.

Net cash used in investing activities for the three months ended March 31, 2025 was approximately $45.1 million, which consisted of $64.0 million used for the purchase of short-term investments, $2.4 million used for loans receivable, $2.6 million used for a land deposit, and $2.5 million used for the investments, partially offset by $23.8 million in proceeds from the maturing of short-term investments, $1.3 million from proceeds from repayment of short-term loans, and $1.2 million from proceeds from the sale of marketable securities.

Net Cash Provided By Financing Activities

Net cash used in financing activities during the three months ended March 31, 2026, was approximately $18.4. million, consisting entirely of the repayment of short-term loans.

Net cash provided by financing activities during the three months ended March 31, 2025 was approximately $7.5 million, which consisted of $19.2 million in proceeds from a short-term loan of, partially offset by a repayment of short-term loans of 11.7 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Knighted Pastures, LLC – Delaware Litigation

On November 12, 2024, Knighted Pastures, LLC (“Knighted”) filed a complaint (Knighted Pastures, LLC v. Yangyang Li, et al., C.A. No. 2024-1158-JTL) in the Court of Chancery of the State of Delaware concerning the board of directors’ approval of the transaction with Blue Planet New Technology, Ltd., an affiliate of Yellow River. The complaint alleged, among other things, breaches of fiduciary duties by the Company’s board of directors.

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

Knighted Pastures, LLC – Federal Litigation

On June 11, 2025, the Company filed a lawsuit against Knighted, Roy Choi, Naomi Choi, and Yiu-Ting So in the United States District Court for the Central District of California alleging violations of Section 13 of the Securities Exchange Act of 1934 and related claims. The Company also sought preliminary injunctive relief. On August 12, 2025, the Court entered an order partially granting the Company’s motion for preliminary injunction.

On April 17, 2026, pursuant to the settlement entered into by the parties, the Company filed a Notice of Dismissal With Prejudice of the federal litigation.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2025 and our other public filings, which could materially affect our business, financial condition or future results. Except as listed below, there have been no material changes from risk factors previously disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on May 22, 2026.

We have received a Nasdaq Staff determination to delist our common stock and there can be no assurance that our common stock will continue to be listed on Nasdaq. Our continued eligibility for listing on The Nasdaq Capital Market depends upon our compliance with Nasdaq’s continued listing standards.

On May 6, 2026, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market notifying the Company that Nasdaq had determined to delist the Company’s common stock. The Staff determination was based on the Company’s failure to regain compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share, during the applicable compliance period, as well as the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Subsequently, on May 19, 2026, the Company received an additional notice from Nasdaq stating that the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 constituted an additional basis for delisting under Nasdaq Listing Rule 5250(c)(1). Although the Company subsequently filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and is filing the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, the Company remains subject to Nasdaq’s review process and continues to work to regain compliance with the minimum bid price requirement

The Company timely requested a hearing before a Nasdaq Hearings Panel. While the hearing request may stay any immediate suspension or delisting action pending the Panel’s decision, there can be no assurance that the Panel will grant the Company’s request for continued listing, permit additional time to regain compliance, or determine that the Company has adequately demonstrated its ability to satisfy Nasdaq’s continued listing standards.

The Company has implemented, or is in the process of implementing, various corrective measures intended to regain compliance, including the filing of its Annual Report on Form 10-K, for the fiscal year ended December 31, 2025, the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, the approval and implementation of a 1-for-6 reverse stock split, and other corporate actions. However, there can be no assurance that such efforts will be successful or that the Company will regain compliance within any period permitted by Nasdaq.

If the Company’s common stock is delisted from Nasdaq, the Company and its stockholders could face significant adverse consequences, including reduced liquidity and marketability of the Company’s common stock, increased volatility in the trading price of the Company’s common stock, reduced analyst coverage, diminished access to the capital markets, increased difficulty obtaining financing, reduced attractiveness to strategic investors and business partners, and a potential determination that the Company’s common stock constitutes a “penny stock.” Any such delisting could materially and adversely affect the Company’s business, financial condition, results of operations, prospects and ability to execute its strategic objectives.

Our recently completed 1-for-6 reverse stock split may not enable us to regain or maintain compliance with Nasdaq listing requirements and may adversely affect the market price and liquidity of our common stock.

On June 11, 2026, the Company effected a 1-for-6 reverse stock split of its common stock, which became effective at 5:01 p.m. Eastern Time. Trading of the Company’s common stock on a split-adjusted basis commenced on June 12, 2026. The reverse stock split was implemented as part of the Company’s efforts to regain compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share, and to support the Company’s continued listing on The Nasdaq Capital Market.

The reverse stock split does not itself result in compliance with Nasdaq’s minimum bid price requirement. The Company must continue to satisfy Nasdaq’s continued listing standards, including maintaining a minimum closing bid price of at least $1.00 per share for the period required by Nasdaq. There can be no assurance that the market price of the Company’s common stock will remain above such threshold following the reverse stock split or that Nasdaq will determine that the Company has regained compliance with applicable listing standards.

There can be no assurance that the reverse stock split will result in a sustained increase in the market price of the Company’s common stock, improve investor confidence, increase trading activity, or otherwise enable the Company to regain or maintain compliance with Nasdaq’s continued listing standards. The market price of the Company’s common stock may decline following the reverse stock split, and any increase resulting from the reverse stock split may not be proportional to the reduction in the number of outstanding shares.

In addition, the reverse stock split may reduce the liquidity of the Company’s common stock, increase share price volatility, discourage certain investors from purchasing or holding the Company’s common stock, increase transaction costs for stockholders, and adversely affect overall market perception of the Company.

Although the Company believes that the reverse stock split may assist in its efforts to regain compliance with Nasdaq listing requirements, the Company may be required to undertake additional actions to regain or maintain compliance with Nasdaq’s continued listing standards. If the reverse stock split does not achieve its intended purpose, or if the Company is otherwise unable to regain or maintain compliance with Nasdaq listing requirements, the Company may remain subject to delisting proceedings, which could materially and adversely affect the Company’s business, financial condition, results of operations, prospects and ability to raise additional capital.

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

ALL IN FUTURETECH ALLIANCE, INC.

Dated: June 15, 2026	By:	/s/ Yangyang Li
Yangyang Li, President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 15, 2026	By:	/s/ Roy Anderson
Roy Anderson, Chief Financial Officer
(Principal Financial Officer)