Form 10-Q
period 2026-06-30
All In FutureTech Alliance, Inc.
filed 2026-08-14
CIK 1708341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, 6,420,316 shares of common stock, par value $0.0001 per share, were outstanding.

ALL IN FUTURETECH ALLIANCE, INC.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALL IN FUTURETECH ALLIANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$10,444,389	$11,844,107
Short-term investments	18,727,101	37,664,254
Marketable securities	426,977	1,334,719
Interest receivable	2,301,253	1,407,660
Accounts receivable	544,249	491,640
Other receivable	-	2,400,000
Loans receivable	19,356,228	21,127,870
Prepaid expenses and other current assets	273,100	505,550
Total Current Assets	52,073,297	76,775,800
Property and equipment, net	290,408	373,949
Digital assets	-	260,652
Intangible assets, net	537,191	1,909,535
Land use rights, net	4,068,402	4,001,016
Deposits, non-current portion	742,876	493,728
Operating lease right-of-use asset	115,532	666,523
Investment in unconsolidated affiliate	3,051,300	3,051,300
Goodwill	1,330,552	2,248,074
Total Assets	$62,209,558	$89,780,577
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$8,280,130	$7,019,840
Accrued expenses and other current liabilities	5,314,875	6,858,536
Derivative instruments	2,936,073	657,136
Deferred revenue	191,508	218,275
Operating lease liability, current portion	116,820	1,694,951
Loans payable	14,046,103	33,140,009
Total Current Liabilities	30,885,509	49,588,747
Operating lease liability, non-current portion	46,625	2,408,227
Deferred tax liability	134,080	134,080
Total Liabilities	31,066,214	52,131,054
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, Series A Preferred stock, $0.0001 par value, 50,000 shares designated, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,800,366 and 6,664,538 shares issued at June 30, 2026 and December 31, 2025 and 6,420,316 and 6,284,488 shares outstanding at June 30, 2026 and December 31, 2025, respectively	680	666
Additional paid in capital	200,142,042	200,001,634
Accumulated deficit	(168,880,493)	(163,125,676)
Accumulated other comprehensive income	918,177	573,024
Treasury stock, at cost, 380,050 shares at June 30, 2026 and December 31, 2025	(2,694,075)	(2,694,075)
Total Allied Gaming & Entertainment Inc. Stockholders’ Equity	29,486,331	34,755,573
Non-controlling interest	1,657,013	2,893,950
Total Stockholders’ Equity	31,143,344	37,649,523
Total Liabilities and Stockholders’ Equity	$62,209,558	$89,780,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL IN FUTURETECH ALLIANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues:
In-person	$812,979	$1,160,995	$1,865,411	$2,817,750
Multiplatform content	-	80	53	137
Casual mobile gaming	434,908	758,408	935,687	1,376,731
Total Revenues	1,247,887	1,919,483	2,801,151	4,194,618
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	450,311	617,717	780,312	1,478,271
Casual mobile gaming (exclusive of depreciation and amortization)	339,362	736,382	826,883	1,318,572
Research and development expenses	38,351	166,907	246,351	347,853
Selling and marketing expenses	9,465	81,671	20,434	121,658
General and administrative expenses	3,635,827	6,019,072	7,422,935	11,499,715
Gain on lease modification	(3,446,465)	-	(3,446,465)	-
Depreciation and amortization	213,779	389,712	462,994	772,150
Impairment of goodwill	920,227	-	920,227	-
Impairment of long-lived assets	1,358,362	-	1,358,362	-
Total Costs and Expenses	3,519,219	8,011,461	8,592,033	15,538,219
Income (Loss) From Operations	(2,271,332)	(6,091,978)	(5,790,882)	(11,343,601)
Other (Expense) Income:
Other (expense) income, net	(19,315)	(56,394)	(19,116)	(32,092)
Realized gain on investment in money market fund	-	19,588	-	386,109
Gain (loss) on investment in marketable securities, derivative and short-term investments	(626,837)	787,869	(2,260,501)	512,593
(Loss) gain on foreign currency transactions, net	(224,422)	(535,745)	(1,178,688)	(1,101,041)
Change in fair value of digital assets	9,900	27,599	(55,334)	(35,221)
Interest income, net	1,190,300	1,015,094	2,127,083	1,879,399
Total Other (Expense) Income	329,626	1,258,011	(1,386,556)	1,609,747
Pre-Tax Income (Loss)	(1,941,706)	(4,833,967)	(7,177,438)	(9,733,854)
Income tax benefit	-	-	-	-
Net Income (Loss)	(1,941,706)	(4,833,967)	(7,177,438)	(9,733,854)
Less: net loss attributable to non-controlling interest	(1,381,770)	(22,833)	(1,422,619)	(86,236)
Net Income (Loss) Attributable to Common Stockholders	$(559,936)	$(4,811,134)	$(5,754,819)	$(9,647,618)

Net Income (Loss) per Common Share
Basic and Diluted	$(0.09)	$(0.73)	$(0.92)	$(1.41)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,218,491	6,552,039	6,223,976	6,839,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL IN FUTURETECH ALLIANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Loss	$(1,941,706)	$(4,833,967)	$(7,177,438)	$(9,733,854)
Other comprehensive income (loss):
Foreign currency translation adjustments	96,420	180,533	530,835	250,914
Total comprehensive loss	(1,845,286)	(4,653,434)	(6,646,603)	(9,482,940)
Less: Net loss attributable to non-controlling interest	(1,381,770)	(22,833)	(1,422,619)	(86,236)
Less: Other comprehensive (income) loss attributable to non-controlling interest	61,538	63,616	185,682	91,868
Comprehensive Loss Attributable to Common Stockholders	$(525,054)	$(4,694,217)	$(5,409,666)	$(9,488,572)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL IN FUTURETECH ALLIANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For The Three and Six Months Ended June 30, 2026
								All In
						Accumulated		FutureTech
					Additional	Other		Alliance Inc.	Non-	Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance - January 1, 2026	6,664,538	$666	380,050	$(2,694,075)	$200,001,634	$573,024	$(163,125,676)	$34,755,573	$2,893,950	$37,649,523
Cancellation of restricted stock	(115,046)	(12)			12	-	-	-	-	-
Net (loss)	-	-	-	-	-	-	(5,194,881)	(5,194,881)	(40,849)	(5,235,730)
Other comprehensive income (loss)	-	-	-	-	-	310,271	-	310,271	124,144	434,415
Balance - March 31, 2026	6,549,492	654	380,050	(2,694,075)	200,001,646	883,295	(168,320,557)	29,870,963	2,977,245	32,848,208
Stock based compensation	208,065	21	-	-	140,401	-	-	140,422	-	140,422
Round-up share adjustment due to reverse split	42,809	4	-	-	(4)	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	(559,936)	(559,936)	(1,381,770)	(1,941,706)
Other comprehensive income (loss)	-	-	-	-	-	34,882	-	34,882	61,538	96,420
Balance - June 30, 2026	6,800,366	$680	380,050	$(2,694,075)	$200,142,042	$918,177	$(168,880,493)	$29,486,331	$1,657,013	$31,143,344

	For The Three Months and Six Months Ended June 30, 2025
								All In
						Accumulated		FutureTech
					Additional	Other		Alliance Inc.	Non-	Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance - January 1, 2025	7,730,966	$773	380,050	$(2,694,075)	$205,952,431	$180,002	$(130,428,314)	$73,010,817	$4,519,065	$77,529,882
Stock-based compensation:
Common stock	-	-	-	-	-	-	-	-	-	-
Restricted common stock	-	-	-	-	179,025	-	-	179,025	-	179,025
Stock options	-	-	-	-	9,411	-	-	9,411	-	9,411
Shares withheld for employee payroll tax	(14,436)	(1)	-	-	(89,215)	-	-	(89,216)	-	(89,216)
Cumulative effect adjustment upon adoption of ASU 2023-08	-	-	-	-	-	-	89,428	89,428	-	89,428
Net loss	-	-	-	-	-	-	(4,836,484)	(4,836,484)	(63,403)	(4,899,887)
Other comprehensive loss	-	-	-	-	-	42,129	-	42,129	28,252	70,381
Balance - March 31, 2025	7,716,530	772	380,050	(2,694,075)	206,051,652	222,131	(135,175,370)	68,405,110	4,483,914	72,889,024
Stock-based compensation:
Common stock	-	-	-	-
Restricted common stock	-	-	-	-	183,993	-	-	183,993	-	183,993
Stock options	-	-	-	-	6,769	-	-	6,769	-	6,769
Cancelation of common stock previously issued pursuant to a Securities Purchase Agreement	(1,000,000)	(100)	-	-	(6,352,128)	-	-	(6,352,228)	-	(6,352,228)
Net (loss) income	-	-	-	-	-	-	(4,811,134)	(4,811,134)	(22,833)	(4,833,967)
Other comprehensive loss	-	-	-	-	-	116,917	-	116,917	63,616	180,533
Balance - June 30, 2025	6,716,530	$672	380,050	$(2,694,075)	$199,890,286	$339,048	$(139,986,504)	$57,549,427	$4,524,697	$62,074,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL IN FUTURETECH ALLIANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(7,177,438)	$(9,733,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	140,422	379,198
Non-cash operating lease expense	77,688	600,654
Non-cash payment of legal fees	-	247,772
(Gain) loss on investment in short-term investments	280,906	-
Loss on transactions denominated in foreign currency	(146,641)	1,274,967
Gain on lease modification	(3,447,881)	-
(Gain) loss on investment in marketable securities and derivatives	1,979,592	(512,593)
Change in fair value of digital assets	55,334	35,221
Depreciation and amortization	462,994	772,150
Impairment of goodwill	920,227	-
Impairment of long-lived assets	1,358,362	-
CECL reserve	1,269,151	-
Changes in operating assets and liabilities:
Accounts receivable	(42,317)	426,329
Insurance recovery receivable	-	(1,313,766)
Interest receivable	(893,593)	161,713
Other receivables	2,400,000	(13,787)
Prepaid expenses and other current assets	227,242	(125,387)
Deposit	(161,244)	3,700,000
Accounts payable	1,351,901	2,051,566
Accrued expenses and other current liabilities	(1,554,810)	281,649
Operating lease liability	(89,840)	(784,424)
Deferred revenue	(26,767)	(521,535)
Total Adjustments	4,160,726	6,659,727
Net Cash Provided By (Used In) Operating Activities	(3,016,712)	(3,074,127)
Cash Flows From Investing Activities
Investment in unconsolidated affiliate	-	(2,451,300)
Proceeds from sale of digital assets	196,682	-
Purchase of land use rights	-	(1,680,862)
Proceeds from maturity of short-term investments	54,314,851	102,366,429
Proceeds from early withdrawal of short-term investments	57,582,511	-
Purchases of short-term investments	(93,241,113)	(127,458,499)
Payment for investment in marketable securities	(1,955,368)	-
Proceeds from sale of marketable securities	3,117,768	1,245,689
Issuance of loans receivable	-	(10,552,822)
Proceeds from repayment of loans receivable	-	4,500,000
Purchases of property and equipment	-	(55,536)
Net Cash Provided By (Used In) Investing Activities	20,015,331	(34,086,901)
Cash Flows From Financing Activities
Return of proceeds upon cancellation of common stock previously issued pursuant to a share purchase agreement	-	(6,600,000)
Proceeds from short-term loans	-	30,248,163
Repayment of short-term loans	(18,400,091)	(22,692,471)
Net Cash (Used In) Provided By Financing Activities	(18,400,091)	955,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL IN FUTURETECH ALLIANCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

	For the Six Months Ended
	June 30,
	2026	2025
Effect of Exchange Rate Changes on Cash	1,754	38,509
Net (Decrease) Increase In Cash and Cash Equivalents	(1,399,718)	(36,166,827)
Cash and cash equivalents - Beginning of Period	11,844,107	59,242,802
Cash and cash equivalents - End of Period	$10,444,389	$23,075,975

Cash and cash equivalents consisted of the following:
Cash and cash equivalents	$10,419,649	$7,287,470
Money market funds	24,740	15,788,505
	$10,444,389	$23,075,975

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$167,443	$129,838
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Cumulative effect adjustment upon adoption of ASU 2023-08	$-	$(89,248)
ROU assets derecognized due to lease modification	$403,428	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization and Nature of Operations

All in FutureTech Alliance, Inc. (formerly known as Allied Gaming & Entertainment Inc.,“AIFA” and together with its subsidiaries, the “Company”) operates a public esports and entertainment company through its wholly owned subsidiaries Allied Esports Media Inc., (“AEM”), Allied Esports International, Inc., (“AEII”), Esports Arena Las Vegas, LLC (“ESALV”), Allied Mobile Entertainment Inc. (“AME”), Allied Mobile Entertainment (Hong Kong) Limited (“AME-HK”), Allied Experiential Entertainment Inc. (“AEE”), AGAE Investment Limited, formerly known as Skyline Music Entertainment (Hong Kong) Limited (“Skyline HK”), Beijing Lianhuan Technology Co., Ltd (“BLT”), Allied Commercial Development (Hainan) Co., Ltd (“ACD”), and Banshan Daomeng (Hainan) Cultural Tourism Co., Ltd (“BDCT”). AEII produces a variety of esports and gaming-related content, including world class tournaments, live and virtual events, and original programming to continuously foster an engaged gaming community. ESALV operates HyperX Arena Las Vegas, the world’s most recognized esports facility. AME-HK is a wholly owned subsidiary of BLT and owns a 40% interest in Beijing Lianzhong Zhihe Technology Co. (“Z-Tech”). Z-Tech and BLT are engaged in the development and distribution of mobile casual games in China. AEE owns a 51% interest in Skyline Music Entertainment Limited (“Skyline”), which is principally engaged in the organization of events, shows and concerts by top entertainment artists. ACD is in the early stages of the development of esports and other entertainment venues in Hainan, an island province in southern China. BDCT is principally engaged in the production of e-sport audio, video, and digital derivative content.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other period. These unaudited condensed consolidated financial statements have been derived from the Company’s accounting records and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on May 22, 2026.

On June 12, 2026, the Company effected a reverse stock split of its common stock at a ratio of 1-for-6 (the “Reverse Stock Split”). Upon the effectiveness of the Reverse Split, every 6 issued shares of common stock were reclassified and combined into one share of common stock. In addition, the number of shares of common stock issuable upon the exercise of the Company’s equity awards and warrants was proportionally decreased, and the corresponding exercise price was proportionally increased. No fractional shares were issued as a result of the Reverse Stock Split. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split and adjustment of exercise price of each outstanding equity award and warrant as if the transaction had occurred as of the beginning of the earliest period presented.

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

The following table provides information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

As of June 30, 2026	Level 1	Level 2	Level 3	Total

Digital assets	$-	$-	$-	$-

Cash equivalent - money market funds	24,740	-	-	24,740

Marketable securities	426,977	-	-	426,977
Derivative instruments	-	-	(2,936,073)	(2,936,073)

Short-term investment - Equity linked notes	-	18,727,101	-	18,727,101

Total	$451,717	$18,727,101	$(2,936,073)	$16,242,745

As of December 31, 2025	Level 1	Level 2	Level 3	Total
Digital assets	$260,652	$-	$-	$260,652
Cash equivalent - Money market funds	4,797,697	-	-	4,797,697
Marketable securities	1,334,719	-	-	1,334,719
Derivative instruments	-	-	(657,136)	(657,136)
Short-term investment - Bond linked notes	-	14,766,470	-	14,766,470
Short-term investment - Equity linked notes	-	11,310,650	-	11,310,650
Short-term investment - US Treasury Bond	-	11,587,134	-	11,587,134
Total	$6,393,068	$37,664,254	$(657,136)	$43,400,186

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

ETF, bond, and equity linked notes are categorized within level 2 of the fair value hierarchy, as the fair value is based on the price of the underlying equity securities or foreign exchange rates. See Note 5 – Short-Term Investments for further details on short-term investments.

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

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(559,936)	$(4,811,134)	$(5,754,819)	$(9,647,618)

Denominator:
Common shares outstanding	6,340,244	6,611,206	6,285,188	6,968,504
Less: weighted average unvested restricted shares	(121,753)	(59,167)	(61,212)	(129,354)
Denominator for basic and diluted net loss per share	6,218,491	6,552,039	6,223,976	6,839,150

Basic and Diluted Net Loss per Common Share	$(0.09)	$(0.73)	$(0.92)	$(1.41)

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

The Company recognizes revenue primarily from the following sources:

In-person revenue

In-person revenue was comprised of the following for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Event revenue	$309,481	$565,352	$781,313	$1,586,034
Sponsorship revenue	421,865	459,537	880,102	918,084
Food and beverage revenue	33,144	46,930	99,926	124,241
Ticket and gaming revenue	43,778	77,866	91,396	166,201
Merchandising revenue	4,711	11,310	12,674	23,190
Total in-person revenue	$812,979	$1,160,995	$1,865,411	$2,817,750

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

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Multiplatform revenue

Distribution revenue amounted to $0 and $80 for the three months ended June 30, 2026 and 2025, respectively. Distribution revenue amounted to $53 and $137 for the six months ended June 30, 2026 and 2025, respectively. The Company’s distribution revenue is generated primarily through the distribution of content to online channels. Any advertising revenue earned by online channels is shared with the Company. The Company recognizes online advertising revenue at the point in time when the advertisements are placed in the video content.

Casual mobile gaming revenue

Casual mobile gaming revenue amounted to $434,908 and $758,408 for the three months ended June 30, 2026 and 2025, respectively. Casual mobile gaming revenue amounted to $935,687 and $1,376,731 for the six months ended June 30, 2026 and 2025, respectively Casual mobile gaming revenue is generated through contractual relationships with various advertising service providers for advertisements within the Company’s casual mobile games. Advertisements can be in the form of an impression, click-throughs, videos, or banners. The Company has determined the advertising service provider to be its customer and displaying the advertisements within its games is identified as the single performance obligation. Revenue from advertisements is recognized when the ad is displayed or clicked and the advertising service provider receives the benefits provided from this service. The price can be determined by the applicable evidence of the arrangement, which may include a master contract or a third-party statement of activity.

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

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Revenue recognition

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues Recognized at a Point in Time:
Event revenue	$-	$-	$-	$-
Food and beverage revenue	33,144	46,930	99,926	124,241
Ticket and gaming revenue	43,778	77,866	91,396	166,201
Merchandising revenue	4,711	11,310	12,674	23,190
Casual mobile games	434,908	758,408	935,687	1,376,731
Distribution revenue	-	80	53	137
Total Revenues Recognized at a Point in Time	516,541	894,594	1,139,736	1,690,500

Revenues Recognized Over a Period of Time:
Event revenue	309,481	565,352	781,313	1,586,034
Sponsorship revenue	421,865	459,537	880,102	918,084
Total Revenues Recognized Over a Period of Time	731,346	1,024,889	1,661,415	2,504,118
Total Revenues	$1,247,887	$1,919,483	$2,801,151	$4,194,618

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. As of June 30, 2026 and December 31, 2025, the Company had contract liabilities of $191,508 and $218,275, respectively, which is included in deferred revenue on the condensed consolidated balance sheet.

Through June 30, 2026, $204,928 of performance obligations in connection with contract liabilities included within deferred revenue on the December 31, 2025 consolidated balance sheet have been satisfied. The Company expects to satisfy the remaining performance obligations of $19,730 related to its December 31, 2025 deferred revenue balance within the next twelve months. During the six months ended June 30, 2026 and 2025, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments, loans receivable, interest receivable, accounts receivable, other receivables, and deposits – current portion. The Company maintains cash deposits and short-term investments with major U.S. financial institutions that at various times may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2026, the Company’s two largest customers represented 78% and 17%, respectively of the Company’s accounts receivable balance. As of December 31, 2025, the Company’s two largest customers represented 80% and 19%, respectively, of the Company’s accounts receivable balance. Historically, the Company has not experienced any losses due to such concentration of credit risk.

During the three months ended June 30, 2026 and 2025, 35% and 40%, respectively, of the Company’s consolidated revenues were from customers located outside the United States. During the six months ended June 30, 2026 and 2025, 33% and 33%, respectively, of the Company’s consolidated revenues were from customers located outside the United States.

During the three months ended June 30, 2026, the Company’s two largest customers accounted for 34% and 31% of the Company’s consolidated revenues. During the six months ended June 30, 2026, the Company’s two largest customers accounted for 39%, and 32% of the Company’s consolidated revenues.

During the three months ended June 30, 2025, the Company’s three largest customers accounted for 37%, 24% and 15% of the Company’s consolidated revenues. During the six months ended June 30, 2025, the Company’s two largest customers accounted for 32%, and 22% of the Company’s consolidated revenues.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (primarily United States Dollar, and Chinese Yuan). Yuan-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.1472 and 0.1429 at June 30, 2026 and December 31, 2025, respectively) and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.1470 and 0.1396 for the three months ended June 30, 2026 and 2025, respectively, and (0.1457 and 0.1379 for the six months ended June 30, 2026 and 2025, respectively). Resulting translation adjustments are made directly to accumulated other comprehensive income (loss).

The Company engages in foreign currency denominated transactions with customers, suppliers, investments, and financing, as well as between subsidiaries with different functional currencies. Gains (losses) gains of ($0.2) million and $(0.5) million arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency for the three months ended June 30, 2026 and 2025, respectively, are recognized in other (expense) income in the accompanying condensed consolidated statements of operations. (Losses) gains of ($1.2) million and ($1.1) million arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency for the six months ended June 30, 2026 and 2025, respectively, are recognized in other (expense) income in the accompanying condensed consolidated statements of operations.

Segment Information

Reportable segments are components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company’s President is the chief operating decision maker of Allied Esports, (video game events and tournaments), Z-Tech and BLT (casual mobile games) and Skyline (live concert promotion), which are reported as separate operating segments. See Note 14 – Segment Data.

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

Note 3 – Impairment of Long-Lived Assets

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

During the three months ended June 30, 2026, the Company identified impairment indicators related to its Z-Tech business unit asset group due to a decline in revenues and changes in market conditions. As a result, the Company performed recoverability tests for these asset groups and determined that their carrying amounts were not recoverable.

Accordingly, the Company recorded an impairment charge of approximately $1.36 million during the three months ended June 30, 2026, which is included in “Impairment of long-lived assets” in the accompanying consolidated statements of operations. The impairment charge reduced the carrying value of the assets in the Z-Tech asset group to their estimated fair values. The impairment primarily related to:

●	Property and equipment of $42,441

●	Operating lease ROU assets of $77,096

●	Definite-lived intangible assets of $1,238,825

The fair value of the impaired asset groups was determined primarily using a discounted cash flow model, which incorporated assumptions including projected revenue growth rates, operating margins, and discount rates.

As of June 30, 2026, the carrying amount of Z-Tech’s long-lived assets was $589,000. Future changes in the Company’s estimates of cash flows, discount rates, or other assumptions may result in additional impairment charges in future periods.

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Impairment of Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually as of December 31st, or more frequently if events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value.

During the three months ended June 30, 2026, the Company identified triggering events related to its Z-Tech reporting unit, including a decline in revenues from the prior year and underperformance compared with revenue forecast. As a result, the Company performed a quantitative goodwill impairment test in accordance with ASC 350, Intangibles – Goodwill and Other.

The Company estimated the fair value of the reporting unit using the income approach, utilizing the discounted cash flow model. Significant assumptions used in the valuation included projected revenues, gross profit and EBITDA margins, discount rates and terminal growth rates, which were based on historical performance, industry trends and market conditions. These assumptions require significant management judgment and are based on management’s best estimates and assumptions regarding future operating performance and market conditions.

Based on the results of the quantitative impairment test, the carrying amount of the reporting unit exceeded its estimated fair value. Accordingly, the Company recognized a non-cash goodwill impairment charge of $0.9 million during the three months ended June 30, 2026, which was recorded within Impairment of Goodwill in the accompanying condensed consolidated statements of operations.

The impairment charge reduced the carrying amount of goodwill attributable to the Z-Tech reporting unit from $2.3 million to $1.3 million as of June 30, 2026. The goodwill impairment did not impact the Company’s cash flows, liquidity, or operations.

The Company will continue to monitor the operating performance of its reporting units and market conditions and will perform additional interim impairment assessments if events or changes in circumstances indicate that the carrying amounts of any reporting units may not be recoverable.

Note 5 – Short-Term Investments

Short-term investments consist of the following:

	Fixed Rate	Equity Linked	Bond Linked	US Treasury	Total Short-Term
	Deposits	Notes	Notes	Bonds	Investments
Balance, January 1, 2026	$-	$11,310,650	$14,766,470	$11,587,134	$37,664,254
Purchases	4,800,000	70,792,927	7,000,000	10,648,186	93,241,113
Maturing	(4,800,000)	(27,323,596)	(22,191,255)	-	(54,314,851)
Early withdrawals	-	(35,920,114)	-	(21,662,397)	(57,582,511)
Fair value adjustment	-	(132,766)	424,785	(572,923)	(280,904)
Balance, June 30, 2026	$-	$18,727,101	$-	$-	$18,727,101

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Short-term investments include fixed rate deposits with original maturities of greater than three months but less than or equal to twelve months when purchased. Interest income on fixed rate deposits amounted to $47,134 and $203,042 for the six months ended June 30, 2026 and 2025, respectively.

As of January 1, 2026, the Company had entered into two three-month equity linked notes which are investment products that provide for a coupon amount of 6.5% per annum and an ultimate return (or loss) tied to the performance of the underlying equities. During the six months ended June 30, 2026, these notes matured and the Company entered into eleven additional three-month equity linked notes and one two-month equity linked note which provide for coupon amounts ranging from 9.0% to 30.0% per annum. The notes are callable by the issuer at the end of each month at which time no further coupon amounts shall be payable. Interest income on equity linked notes amounted to $874,518 and $112,500 for the six months ended June 30, 2026 and 2025, respectively.

As of January 1, 2026, the Company had entered into three three-month bond linked notes which are investment products that provide for a coupon amount between 6.39% and 7.20 % per annum and an ultimate return (or loss) tied to the performance of the underlying bond. During the six months ended June 30, 2026, these notes matured, and the Company entered into one additional three-month bond linked note which provides for a coupon amount of 7.39% per annum. Interest income on bond linked notes for the six months ended June 30, 2026 and 2025 amounted to $196,333 and $616,500, respectively.

As of January 1, 2026, the Company had purchased a U.S. Treasury Bond (4.875% DTD 08/15/2025, due 08/15/2045), which had a fair value on that date of $11,587,134. On January 5, 2026, the Company purchased an additional U.S. Treasury Bond (4.750% DTD 08/15/2025, due 08/15/2055) for $3,497,588, and on May 5, 2026, one more U.S. Treasury Bond (4.625% DTD 11/15/2025, due 11/15/2055) for $7,150,598. All three bonds were sold during the six months ended June 30, 2026, pursuant to which the Company recognized a loss of $572,923. Interest income on these bonds amounted to $219,522 for the six months ended June 30, 2026.

Note 6 – Marketable Securities

On October 15, 2024, the Company purchased $5,011,365 in certain publicly listed marketable securities through an open market transaction. Additional investments in such securities during the six months ended June 30, 2026 amounted to $1,955,368. These investment were initially recorded at cost and subsequently measured at fair value with the changes in fair value recorded in other income (expenses), net in the condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, the Company recorded an increase in fair value of $299,343 and $512,593, respectively.

Balance as of January 1, 2026	$1,334,719
Purchases of marketable securities	1,955,368
Proceeds from sale of marketable securities	(3,117,768)
Net realized/unrealized gain on marketable securities	299,343
Foreign currency transaction adjustment	(44,685)
Balance as of June 30, 2026	$426,977

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Other Receivable

On August 25, 2025, AEII agreed in principle to negotiate and enter into a Project and Venue Operation & Management Agreement (the “COFCO Agreement”) with Hainan Tourism Investment Duty Free Co., Ltd. (“HTIDF”) and Bethune Capital Limited (collectively, the “Parties”) under which the Parties agreed to collaborate on the transformation of the COFCO Yalong Bay International Conference Center located in Sanya, Hainan, China into a comprehensive entertainment complex known as the Allied Esports Arena Asia (the “Project”). AEII made a $2.4 million deposit to participate in the COFCO Agreement, which was expected to grant the Company the right to use the facility and participate in the cash flows generated from the Project. On December 26, 2025, AEII and Bethune Capital Limited (“Bethune”), the manager of the Project, entered into a Termination and Refund Agreement under which the COFCO Agreement, which had not yet been signed by HTIDF, was terminated. In 2026, $1.9 million of the deposit was returned to the Company and $500,000 was retained by Bethune as compensation for various M&A related consulting services. Bethune’s fee for such services has been included in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2026.

Note 8 – Loans Receivable

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

The following is a roll forward of the Company’s loans receivable balance during the six months ended June 30, 2026:

Balance as of January 1, 2026	$21,127,870
CECL allowance	(1,269,151)
Foreign currency transaction adjustment	(502,491)
Balance as of June 30, 2026	$19,356,228

For the three and six months ended June 30, 2026, the Company recorded interest income of $481,832 and $958,311 on these loans, respectively. For the three and six months ended June 30, 2025, the Company recorded interest income of $380,709 and $682,294 on loans receivable, respectively.

The Company has not received the principal and default rate interest payments on all five loans since their respective maturity dates.

Note 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2026	2025
Compensation expense	$174,147	$217,668
Event costs	-	14,704
Legal and professional fees (a)	5,041,918	6,422,762
Other accrued expenses	98,810	203,402

Accrued expenses and other current liabilities	$5,314,875	$6,858,536

(a)	At June 30, 2026, this line-item consists entirely of fees and expenses payable to the attorneys of Knighted Pastures, LLC (“Knighted”) in connection with an action initiated by Knighted against the Company and its directors in the Delaware Court of Chancery on November 12, 2024, Knighted Pastures, LLC v. Yangyang Li, et. al, C.A. No. 2024-1158-JTL. The balance as of December 31, 2025 includes an accrual of approximately $5.9 million for such fees and expenses.

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 10 - Derivative Instruments

The Company has entered into an equity-linked decumulator contract with a financial institution to manage exposure to certain market positions and investment strategies. The Company has also entered into over the counter ("OTC") vanilla foreign exchange ("FX") option contracts and OTC Barrier FX option contracts to manage its exposure to fluctuations in foreign currency exchange rates associated with certain forecasted transactions and foreign currency-denominated assets and liabilities. These contracts are accounted for as derivative instruments under ASC 815 and are recorded at fair value. Changes in fair value are recognized currently in earnings within other income (expense). The fair value of the decumulator contracts is estimated using valuation models that incorporate significant assumptions, including expected volatility, market price movements, contractual settlement features, and discount rates. The fair value of the Company's OTC vanilla FX option contracts and OTC Barrier FX option contracts is determined using option pricing models that incorporate the contractual terms of the options and current market data, including forward foreign exchange rates, implied exchange volatilities, and interest rate yield curves. The valuation of OTC Barrier FX options also incorporates the probability of the barrier condition being triggered over the remaining life of each contract. As of June 30, 2026, the Company recorded a derivative liability of $2,936,073 associated with these contracts.

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

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following is a roll forward of the Company’s loans payable balance during the six months ended June 30, 2026:

Balance as of January 1, 2026	$33,140,009
Additional borrowings under credit facility	-
Repayment of borrowings	(18,400,091)
Foreign currency transaction adjustment	(693,815)
Balance as of June 30, 2026	$14,046,103

Interest expense incurred on the Company’s loans payable during the three and six months ended June 30, 2026 was $41,097 and $110,815, respectively. Interest expense incurred on loans payable during the three and six months ended June 30, 2025 was $66,878 and $108,132, respectively.

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

Thereafter, Frank Ng filed a complaint in the Superior Court of California, County of Orange, asserting arbitration-related and breach of contract claims arising from the same underlying dispute. On June 12, 2026, the court granted in part the Company’s motion to compel arbitration and stayed the court proceedings pending completion of the arbitration. The arbitration has resumed, and the Company has asserted counterclaims against Mr. Ng. A hearing on the merits is scheduled for January 2027. The matter remains pending.

Since the Company is unable to reasonably estimate the amount of the loss, or range of loss, related to the Frank Ng matter, no accrual for this contingency has been included in the accompanying consolidated financial statements.

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Operating Leases

The Company’s aggregate lease expense incurred during the three months ended June 30, 2026 and 2025 amounted to $360,468 and $441,583, respectively, of which $328,331 and $349,536, respectively, is included within in-person costs and $32,137 and $92,047, respectively, is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

The Company’s aggregate lease expense incurred during the six months ended June 30, 2026 and 2025 amounted to $483,541 and $874,787, respectively, of which $413,676 and $699,140, respectively, is included within in-person costs and $69,866 and $175,647, respectively, is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Six Months Ended
	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$88,804	$784,424

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$-

Weighted Average Remaining Lease Term (Years)
Operating leases	1.68	2.86

Weighted Average Discount Rate
Operating leases	5.75%	5.04%

A summary of the Company’s remaining operating lease liabilities as of June 30, 2026 is as follows:

For the Years Ending December 31,	Amount
2026	$77,846
2027	62,174
2028	31,490
2029	-
Total lease payments	171,510
Less: amount representing imputed interest	(8,065)
Present value of lease liability	163,445
Less: current portion	(116,820)
Lease liability, non-current portion	$46,625

All in FutureTech Alliance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Lease Modification

In June 2026, the Company entered into an amendment to its operating lease agreement for its Esports arena in Las Vegas, Neveda. Under the amended lease, all remaining fixed minimum rental payments were eliminated and replaced with variable lease payments equal to a specified percentage of Gross Sales, as defined in the lease agreement.

The amendment was evaluated under ASC 842, Leases, and accounted for as a lease modification. Upon the effective date of the amendment, the Company derecognized the existing operating lease liability and the related right-of-use asset associated with the fixed lease payments. As a result, the Company recognized a gain of approximately $3.4 million, representing the excess of the carrying amount of the lease liability over the carrying amount of the related right-of-use asset derecognized.

Following the modification, lease payments based on a percentage of Gross Sales are accounted for as variable lease payments and are recognized in lease expense in the period in which the underlying sales occur. These variable payments are not included in the measurement of the operating lease liability or right-of-use asset under ASC 842.

Note 13 – Stockholders’ Equity

Restricted Common Stock

On March 27, 2026, the Board of Directors approved the grant of 1,248,389 shares of common stock (the “Restricted Shares”) to one of the Company’s executive officers, effective as of such date, pursuant to the Company’s 2019 Equity Incentive Plan. On April 22, 2026, the Restricted Shares were recorded in book-entry form in the name of the executive officer by the Company’s transfer agent. The grant was subsequently memorialized and confirmed in a restricted stock grant agreement executed by the Company and the executive officer on July 31, 2026. Effective June 11, 2026, the Company effected a one-for-six reverse stock split, as a result of which the Restricted Shares were adjusted to 208,065 shares, including the rounding up of the resulting fractional share to the nearest whole share. Following the reverse stock split, the Restricted Shares vest as follows: 52,016 shares vested on the grant date; 52,016 shares vest on September 27, 2026; 52,016 shares vest on March 27, 2027; and 52,017 shares vest on September 27, 2027, in each case subject to the executive officer’s continued service through the applicable vesting date. The Restricted Shares had a grant-date fair value of $0.2959 per share, equivalent to $1.7754 per share on a reverse-stock-split-adjusted basis, based on the closing price of the Company’s common stock on March 27, 2026. The aggregate grant-date fair value of the Restricted Shares was approximately $369,398.

For the three months and six months ended June 30, 2026, the Company recorded $140,422 of stock-based compensation expense related to restricted common stock.

Note 14 – Segment Data

Each of the Company’s business segments offer different, but synergistic products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker is our President. The President assesses performance for the segments and decides how to allocate resources based on segment profit or loss. The Company does not have any intra-entity sales or transfers. Further, unallocated corporate assets not directly attributable to any one of the business segments and unallocated corporate operating losses resulting from general corporate overhead expenses not directly attributable to any one of the business segments are reported separate from the Company’s identified segments and included under Corporate in the tables presented below.

The Company’s business consists of three reportable business segments:

●	Esports, provided through Allied Esports, including video game events and tournaments.

●	Casual mobile gaming, provided through ZTech.

●	Live concert promotion and events organizing, provided through Skyline.

All in FutureTech Alliance, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s significant segment revenue and expenses for the three and six months ended June 30, 2026 and 2025 are as follows:

	For the Three Months Ended June 30, 2026					For the Three Months Ended June 30, 2025
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total
Revenue
In-person	$812,979	$-	$-	$-	$812,979	$1,160,995	$-	$-	$-	$1,160,995
Multiplatform content	-	-	-	-	-	80	-	-	-	80
Casual mobile gaming	-	393,487	-	41,421	434,908	-	758,408	-	-	758,408
Total Revenue	812,979	393,487	-	41,421	1,247,887	1,161,075	758,408	-	-	1,919,483
Costs and Expenses
In-person (excludes depreciation)	450,311	-	-	-	450,311	617,717	-	-	-	617,717
Casual mobile gaming (excludes depreciation)	-	339,362	-	-	339,362	-	736,382	-	-	736,382
Professional fees	409	38,857	525,000	1,449,555	2,013,821	109,828	38,498	139,760	3,993,667	4,281,753
Salaries and benefits	337,350	-	16,636	266,832	620,818	597,085	82,597	80,107	286,459	1,046,248
Selling and marketing expense	2,538	-	-	6,927	9,465	6,877	-	-	74,794	81,671
Other expenses [1]	123,719	726,712	8,491	1,844	860,766	246,901	3,313	2,193	271,664	524,071
Depreciation and amortization	45,296	152,188	-	16,295	213,779	219,929	150,335	-	19,448	389,712
Stock based compensation	-	-	-	140,422	140,422	3,864	-	-	186,898	190,762
Gain on lease modification	(3,446,465)	-	-	-	(3,446,465)	-	-	-	-	-
Impairment of goodwill	-	920,227	-	-	920,227	-	-	-	-	-
Impairment of long-lived assets	-	1,358,362	-	-	1,358,362	-	-	-	-	-
Research and development expense	-	35,638	-	2,713	38,351	-	28,052	-	115,093	143,145
Total Expense	(2,486,842)	3,571,346	550,127	1,884,588	3,519,219	1,802,201	1,039,177	222,060	4,948,023	8,011,461
Segment income (loss)	3,299,821	(3,177,859)	(550,127)	(1,843,167)	(2,271,332)	(641,126)	(280,769)	(222,060)	(4,948,023)	(6,091,978)
All other segment items (2)	7,345	3	-	322,278	329,626	27,384	-	(104,482)	1,335,109	1,258,011
Consolidated pre-tax income (loss)	$3,307,166	$(3,177,856)	$(550,127)	$(1,520,889)	$(1,941,706)	$(613,742)	$(280,769)	$(326,542)	$(3,612,914)	$(4,833,967)

All in FutureTech Alliance, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

	For the Six Months Ended June 30, 2026					For the Six Months Ended June 30, 2025
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total
Revenue
In-person	$1,865,411	$-	$-	$-	$1,865,411	$2,817,750	$-	$-	$-	$2,817,750
Multiplatform content	53	-	-	-	53	137	-	-	-	137
Casual mobile gaming	-	894,266	-	41,421	935,687	-	1,376,731	-	-	1,376,731
Total Revenue	1,865,464	894,266	-	41,421	2,801,151	2,817,887	1,376,731	-	-	4,194,618
Costs and Expenses
In-person (excludes depreciation)	780,312	-	-	-	780,312	1,478,271	-	-	-	1,478,271
Casual mobile gaming (excludes depreciation)	-	826,883	-	-	826,883	-	1,318,572	-	-	1,318,572
Professional fees	65,997	102,467	525,000	3,373,554	4,067,018	179,760	70,744	212,075	7,532,400	7,994,979
Salaries and benefits	815,240	-	16,636	404,351	1,236,227	1,198,546	176,400	129,796	596,236	2,100,978
Selling and marketing expense	12,068	-	-	8,366	20,434	16,563	-	2,500	102,595	121,658
Other expenses [1]	369,915	1,452,228	10,296	146,829	1,979,268	512,734	6,367	4,365	575,178	1,098,644
Depreciation and amortization	90,750	312,617	-	59,627	462,994	439,784	294,323	-	38,043	772,150
Stock based compensation	-	-	-	140,422	140,422	7,622	-	-	371,576	379,198
Gain on lease modification	(3,446,465)	-	-	-	(3,446,465)	-	-	-	-	-
Impairment of goodwill	-	920,227	-	-	920,227	-	-	-	-	-
Impairment of long-lived assets	-	1,358,362	-	-	1,358,362	-	-	-	-	-
Research and development expense	-	84,159	-	162,192	246,351	-	58,576	-	215,193	273,769
Total Expense	(1,312,183)	5,056,943	551,932	4,295,341	8,592,033	3,833,280	1,924,982	348,736	9,431,221	15,538,219
Segment income (loss)	3,177,647	(4,162,677)	(551,932)	(4,253,920)	(5,790,882)	(1,015,393)	(548,251)	(348,736)	(9,431,221)	(11,343,601)
All other segment items (2)	(62,009)	344	-	(1,324,891)	(1,386,556)	(35,764)	14,811	(121,737)	1,752,437	1,609,747
Consolidated pre-tax income (loss)	$3,115,638	$(4,162,333)	$(551,932)	$(5,578,811)	$(7,177,438)	$(1,051,157)	$(533,440)	$(470,473)	$(7,678,784)	$(9,733,854)

(1)	Other expense includes gain on lease modification and insurance, utilities, repair and maintenance, office supplies, sales and marketing, travel and entertainment, rent, and property tax expenses.
(2)	All other items include gains and losses in escrow settlement, investments in money market funds and marketable securities, foreign currency transactions, CECL allowances and other income and expenses including interest.

All in FutureTech Alliance, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s significant segment assets as of June 30, 2026 and December 31, 2025 are as follows:

	As of June 30, 2026					As of December 31, 2025
	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total	E-sports	Casual Mobile Gaming	Concerts	Corporate	Total

Total assets for reportable segments:
Goodwill and intangible assets, net	$-	$1,867,719	$-	$24	$1,867,743	$-	4,157,609	$-	$-	$4,157,609
Property and equipment, net	224,281	18,403	-	47,724	290,408	316,295	4,862	-	52,792	373,949
Other segment assets (1)	1,084,730	113,119	35,450	58,818,108	60,051,407	4,289,612	281,526	87,382	80,590,499	85,249,019
Total consolidated assets	$1,309,011	$1,999,241	$35,450	$58,865,856	$62,209,558	$4,605,907	$4,443,997	$87,382	$80,643,291	$89,780,577

The Company’s assets by geographic location are as follows:

	As of
	June 30,	December 31,
	2026	2025

Total assets by geographic location:
United States	$7,570,489	$5,567,081
China	54,639,069	84,213,496
Total consolidated assets	$62,209,558	$89,780,577

The Company’s disaggregated revenues by geographic location for the three and six months ended June 30, 2026 and 2025 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2026	2025	2026	2025

Total revenues by geographic location:
United States	$854,400	$1,161,075	$1,906,885	$2,817,887
China	393,487	758,408	894,266	1,376,731
Total consolidated revenues	$1,247,887	$1,919,483	$2,801,151	$4,194,618

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

The following discussion and analysis of the results of operations and financial condition of ALL IN FUTURETECH ALLIANCE, INC. (the “Company”) as of June 30,2026 and for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2025, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on May 22, 2026. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company and its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

The Company

All In FutureTech Alliance, Inc. (formerly known as Allied Gaming & Entertainment Inc.), together with its subsidiaries (“AIFA” or the “Company”), currently operates an experiential entertainment business and a casual mobile gaming business. The Company’s existing operations and revenue sources continue to be derived primarily from in-person esports and entertainment activities, including events conducted at HyperX Arena Las Vegas and through mobile arena operations, and from casual mobile games that generate advertising and related platform revenue.

During 2026, the Company changed its name to All In FutureTech Alliance, Inc. and began pursuing a strategic transformation toward a future-technology platform built around two principal areas: an AI infrastructure network supported by optical communications and digital infrastructure, and an AI application-services matrix. The Company has announced initiatives involving cross-border fiber-optic networks, submarine-cable capacity, silicon-photonics-enabled computing and data infrastructure, AI education, AI-enabled content and creator-economy applications.

As part of this strategy, the Company has entered into agreements and initiated additional arrangements relating to a proposed controlling investment in HyalRoute Communication Group Limited and has announced planning activities for AI compute and digital-infrastructure projects in Hainan. The Company has also announced proposed integrations involving Aivolution Venture, Co-Intelligence Academy and LittleVault Traffic Holdings Ltd., including AI training, knowledge-content distribution, creator-economy and AI-enabled course initiatives. These transactions and initiatives are at various stages of negotiation, approval, implementation or integration and remain subject to applicable conditions and risks.

Notwithstanding these strategic initiatives, as of June 30, 2026 and through the date of this report, the Company’s existing consolidated operating businesses and principal sources of revenue had not materially changed from its experiential entertainment and casual mobile gaming operations. The announced technology, infrastructure, education and content initiatives have not yet resulted in a material change to the Company’s consolidated revenue sources. The Company intends to continue operating its existing businesses while evaluating and implementing its strategic transformation in a disciplined manner.

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

Results of Operations for the Three Months Ended June 30, 2026 and 2025

	For the Three Months Ended
	June 30,		Favorable
(in thousands)	2026	2025	(Unfavorable)

Revenues:
In-person	$813	$1,161	$(348)
Multiplatform content	-	-	-
Casual mobile gaming	435	758	(324)
Total Revenues	1,248	1,919	(672)
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	450	618	167
Casual mobile gaming (exclusive of depreciation and amortization)	339	736	397
Research and development expenses	38	167	129
Selling and marketing expenses	9	82	72
General and administrative expense	3,636	6,019	2,383
Gain on lease modification	(3,446)	-	3,446
Depreciation and amortization	214	390	176
Impairment of goodwill	920	-	(920)
Impairment of long-lived assets	1,358	-	(1,358)
Total Costs and Expenses	3,519	8,011	4,492
Loss From Operations	(2,271)	(6,092)	3,821
Other Income (Expense):
Other (expense) income, net	(19)	(56)	37
Realized gain on investment in money market fund	-	20	(20)
Gain (loss) on investment in marketable securities, derivatives, and short-term investments	(627)	788	(1,415)
Gain (loss) on foreign currency transactions, net	(224)	(536)	312
Change in fair value of digital assets	9	28	(19)
Interest income, net	1,190	1,015	175
Total Other Income (Expense)	329	1,258	(929)
Pre-Tax Loss	(1,942)	(4,834)	2,892
Income tax benefit	-	-	-
Net Loss	$(1,942)	$(4,834)	$2,892

Revenues

In-person experience revenues decreased by approximately $0.3 million to approximately $0.8 million for the three months ended June 30, 2026 from approximately $1.2 million for the three months ended June 30, 2025. The decrease in event revenue is primarily attributable to the number of events held during 2026 versus the quantity of such events in the prior year.

Casual mobile gaming revenue was $0.4 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. The decrease in casual mobile games revenue was primarily due to contraction of the online card game market as well as increasing competition from new mobile game developers.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $0.2 million to approximately $0.5 million for the three months ended June 30 2026 from approximately $0.6 million for the three months ended June 30, 2025. The decrease is the result of the costs associated with third party events held at the arena during 2026 compared to 2025.

Casual mobile gaming costs (exclusive of depreciation and amortization) were $0.3 million for the three months ended June 30, 2026 and $0.7 million for the three months ended June 30, 2025, respectively, resulting from a decrease in user incentive, user acquisition and other costs directly associated with the decline in revenues.

Research and development expenses were $38 thousand and $167 thousand for the three months ended June 30, 2026 and 2025, respectively. Research and development expenses consist principally of costs related to the development of new casual mobile games for Z-Tech.

Selling and marketing expenses decreased by approximately $72 thousand to approximately $9 thousand for the three months ended June 30, 2026 from approximately $82 thousand for the three months ended June 30, 2025.

General and administrative expenses decreased by approximately $2.4 million, or 40%, to approximately $3.6 million for the three months ended June 30, 2026, from approximately $6.0 million for the three months ended June 30, 2025. The decrease in general and administrative expenses resulted primarily from a $2.9 million decrease in legal and professional fees principally incurred in connection with a complaint filed by a dissident stockholder along with a proxy contest between the Company and such stockholder, a $0.3 million decrease in decrease in audit, tax and financial reporting fees, a $0.2 million decrease in directors’ and officers’ insurance costs, as well as a $0.2 million decrease in salaries and related costs. These decreases were partially offset by a $0.6 million CECL allowance on the Company’s loans receivable, a $0.2 million payment under a strategic cooperation agreement, which represented a significant first step in the Company’s planned development into a leading global fiber optic communication, computing power, and AI-enabled services provider, and a $0.5 million charge to operations for various M&A related consulting and advisory services.

Gain on lease modification was approximately $3.4 million for the three months ended June 30, 2026, compared to $0.0 million for the three months ended June 30, 2025. The gain relates an amendment to one of the Company’s operating lease agreements under which its fixed minimum rental payments were entirely replaced with variable lease payments equal to a specified percentage of gross sales, as defined.

Depreciation and amortization decreased by approximately $176 thousand to approximately $214 thousand for the three months ended June 30, 2026, from approximately $390 thousand for the three months ended June 30, 2025.

Impairment of goodwill was approximately $0.9 million for the three months ended June 30, 2026, compared to $0.0 million for the three months ended June 30, 2025. The impairment resulted from management’s determination that the fair value of one of its reporting units was less than its carrying amount.

Impairment of long-lived assets was approximately $1.4 million for the three months ended June 30, 2026, compared to $0.0 million for the three months ended June 30, 2025. The impairment resulted from management’s determination that the fair value of these assets was less than their carrying amounts.

Loss on investment in marketable securities and derivatives

The Company recognized a loss of $0.6 million on its investments in marketable securities and certain derivative instruments during the three months ended June 30, 2026, due to the change in the fair value of these investments during the period. During the three months ended June 30, 2025, the Company recognized a gain of $0.8 million on its investments in marketable securities. There were no investments in derivative instruments during the three months ended June 30, 2025.

Loss on foreign currency transactions, net

The gain (loss) on foreign currency transactions was approximately ($0.2) million and ($0.5) million for the three months ended June 30, 2026 and 2025, respectively These gains and losses result from changes in the exchange rate of the Japanese Yen to United States Dollar between the dates certain loans payable were borrowed, the dates certain loans receivable were issued, and the dates certain equity linked notes, bond linked notes, ETF linked notes, and foreign securities were purchased and their remeasurements on June 30, 2026 and 2025.

Interest income, net

Interest income, net, was approximately $1.2 million for the three months ended June 30, 2026, compared to approximately $1.0 million for the three months ended June 30, 2025. The increase is a result of the interest earned on fixed term deposits and equity, bond, and ETF linked notes, as well as interest earned on loans receivable during the periods.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

	For the Six-Months Ended
	June 30,		Favorable
(in thousands)	2026	2025	(Unfavorable)

Revenues:
In-person	$1,865	$2,818	$(952)
Multiplatform content	-	-	-
Casual mobile gaming	936	1,377	(441)
Total Revenues	2,801	4,195	(1,394)
Costs and Expenses:
In-person (exclusive of depreciation and amortization)	780	1,478	698
Casual mobile gaming (exclusive of depreciation and amortization)	827	1,319	492
Research and development expenses	246	348	102
Selling and marketing expenses	20	122	101
General and administrative expense	7,423	11,500	4,077
Gain on lease modification	(3,446)	-	3,446
Depreciation and amortization	462	772	310
Impairment of goodwill	920	-	(920)
Impairment of long-lived assets	1,358	-	(1,358)
Total Costs and Expenses	8,592	15,538	6,947
Loss From Operations	(5,791)	(11,344)	5,553
Other Income (Expense):
Other (expense) income, net	(19)	(32)	13
Realized gain on investment in money market fund	-	386	(386)
Gain (loss) on investment in marketable securities, derivatives, and short-term investments	(2,261)	513	(2,774)
(Loss) on foreign currency transactions, net	(1,179)	(1,101)	(78)
Change in fair value of digital assets	(55)	(35)	(20)
Interest income, net	2,127	1,879	248
Total Other Income (Expense)	(1,387)	1,610	(2,997)
Pre-Tax Loss	(7,177)	(9,734)	2,557
Income tax benefit	-	-	-
Net Loss	$(7,177)	$(9,734)	$2,557

In-person experience revenues decreased by approximately $0.9 million, or 34%, to approximately $1.9 million for the six months ended June 30, 2026, from approximately $2.8 million for the six months ended June 30, 2025. The decrease in event revenue is primarily attributable to the number of events held during 2026 versus the quantity of such events in the prior year.

Casual mobile gaming revenue was $0.9 million for the six months ended June 30, 2026 and $1.4 million for the six months ended June 30, 2025, respectively. The decrease in casual mobile games revenue was primarily due to the contraction of the online card game market as well as increasing competition from new mobile game developers.

Costs and expenses

In-person costs (exclusive of depreciation and amortization) decreased by approximately $0.7 million, or 47%, to approximately $0.8 million for the six months ended June 30, 2026 from approximately $1.5 million for the six months ended June 30, 2025. The decrease is the result of the costs associated with third party events held at the arena during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Casual mobile gaming costs (exclusive of depreciation and amortization) were $0.8 million for the six months ended June 30, 2026 and $1.3 million for the six months ended June 30, 2025, respectively, resulting from a decrease in user incentive, user acquisition and other associated with the decline in revenues.

Research and development expenses were $246 thousand and $348 thousand for the six months ended June 30, 2026 and 2025, respectively. Research and development expenses consist principally of costs related to the development of new casual mobile games for Z-Tech.

Selling and marketing expenses decreased by approximately $101 thousand to approximately $20 thousand for the six months ended June 30, 2026 from approximately $122 thousand for the six months ended June 30, 2025.

General and administrative expenses decreased by approximately $4.1 million, or 36%, to approximately $7.4 million for the six months ended June 30, 2026, from approximately $11.5 million for the six months ended June 30, 2025. The decrease in general and administrative expenses resulted primarily from a $5.1 million decrease in legal and other professional fees principally incurred in connection with a complaint filed by a dissident stockholder along with a proxy contest between the Company and such stockholder, a $0.2 million decrease in share-based compensation, a $0.3 million decrease in audit, tax and financial reporting fees, a $0.6 million decrease increase in salaries and related costs, a $0.1 million decrease in rent expense, as well as a $0.3 million decrease in directors’ and officers’ insurance costs. These decreases were partially offset by a $1.3 million CECL allowance on the Company’s loans receivable, $0.9 million in payments made under a strategic cooperation agreement, which represented a significant first step in the Company’s planned development into a leading global fiber optic communication, computing power, and AI-enabled services provider, and a $0.5 million charge to operations for various M&A related consulting and advisory services.

Gain on lease modification was approximately $3.4 million for the six months ended June 30, 2026, compared to $0.0 million for the six months ended June 30, 2025. The gain relates an amendment to one of the Company’s operating lease agreements under which its fixed minimum rental payments were entirely replaced with variable lease payments equal to a specified percentage of gross sales, as defined.

Depreciation and amortization decreased by approximately $0.3 million to approximately $0.5 million for the six months ended June 30, 2026, from approximately $0.8 million for the six months ended June 30, 2025. The decrease was mainly due to the impairment of certain property and equipment at December 31, 2025.

Impairment of goodwill was approximately $0.9 million for the six months ended June 30, 2026, compared to $0.0 million for the six months ended June 30, 2025. The impairment resulted from management’s determination that the fair value of one of its reporting units was less than its carrying amount.

Impairment of long-lived assets was approximately $1.4 million for the six months ended June 30, 2026, compared to $0.0 million for the six months ended June 30, 2025. The impairment resulted from management’s determination that the fair value of these assets was less than their carrying amounts.

Other (expense) income, net

We recognized other non-operating expense, net of approximately $19 thousand during the six months ended June 30, 2026, compared to $32 thousand of other non-operating expense, net, recorded for the six months ended June 30, 2025, representing a decrease in other expense, net of $13 thousand.

Loss on investment in marketable securities and derivatives

The Company recognized a loss of $2.3 million on its investments in marketable securities and certain derivative instruments during the six months ended June 30, 2026, due to the change in the fair value of these investments during the period. During the six months ended June 30, 2025, the Company recognized a gain of $513 thousand on its investments in marketable securities. There were no investments in derivative instruments during the six months ended June 30, 2025.

(Loss) gain on foreign currency transactions, net

The loss on foreign currency transactions was approximately $1.2 million for the six months ended June 30, 2026, compared to $1.1 million loss for the six months ended June 30, 2025. The increase in loss is a result of changes in the exchange rate of the Japanese Yen to United States Dollar between the dates certain loans payable were borrowed, the dates certain loans receivable were issued, and the dates certain equity linked notes, bond linked notes, ETF linked notes and foreign securities were purchased and the June 30, 2026 and 2025 remeasurement date.

Interest income, net

Interest income, net, was approximately $2.1 million and $1.9 million for the six months ended June 30, 2026 and 2025, respectively. Interest income is a result of the interest earned on fixed term deposits and equity, bond, and ETF linked notes, as well as interest earned on loans receivable during the period.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital at June 30, 2026 and December 31, 2025, respectively:

	June 30,	December 31,
(in thousands)	2026	2025
Current Assets	$52,073	$76,776
Current Liabilities	$30,886	$49,589
Working Capital Surplus	$21,187	$27,187

Our primary sources of liquidity and capital resources have been cash and short-term investments on the balance sheet, including the funds received through the sale of World Poker Tour.

As of June 30, 2026, we had cash and cash equivalents of approximately $10.4 million (not including $18.7 million of short-term investments and $0.4 million of marketable securities) and working capital of approximately $21.2 million.

Cash requirements for our current liabilities include approximately $14.0 million for loans payable, approximately $13.6 million in the aggregate for accounts payable and accrued expenses, and approximately $0.1 million for the current portion of an operating lease liability. Cash requirements for non-current liabilities include approximately $0.1 million for the non-current portion of an operating lease liability. The Company intends to meet these cash requirements from its current cash, investments and loan receivable balances.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes cash flows for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(3,017)	$(3,074)
Investing activities	$20,015	$(34,087)
Financing activities	$(18,400)	$956

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was approximately $3.0 million and net cash used in operating activities for the six months ended June 30, 2025 was approximately $3.1 million, representing a decreased usage of $0.1 million.

During the six months ended June 30, 2026 and 2025, the net cash used in operating activities, respectively, was primarily attributable to the net loss of approximately $7.2 million and $9.7 million, respectively, adjusted for approximately $3.0 million and $2.8 million, respectively, of net non-cash expenses, and approximately $1.2 million and $3.9 million, respectively, of cash generated by changes in the levels of operating assets and liabilities.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 was approximately $20.0 million, which consisted of $54.3 million in proceeds from the maturity of short-term investments, $3.1 million in proceeds from the sale of marketable securities, $57.6 million in proceeds from the early withdrawal of short-term investments, and $0.2 in proceeds from the sale of digital assets, partially offset by $93.2 million used for the purchase of short-term investments and $2.0 million used for the purchase of marketable securities.

Net cash used in investing activities for the six months ended June 30, 2025 was approximately $34.1 million, which consisted of $127.5 million used for the purchase of short-term investments, $10.6 million used for loans receivable, $1.7 million used for the purchase of land use rights, and $2.5 million used for the investment in a unconsolidated affiliate, partially offset by $102.4 million in proceeds from the maturing of short-term investments, $4.5 million from proceeds from the repayment of short-term loans, and $1.2 million from proceeds from the sale of marketable securities.

Net Cash Provided By Financing Activities

Net cash used in financing activities during the six months ended June 30, 2026, was approximately $18.4. million, consisting entirely of the repayment of short-term loans.

Net cash provided by financing activities during the six months ended June 30, 2025 was approximately $1.0 million, which consisted of $30.2 million in proceeds from short-term loans, which is partially offset by a repayment of short-term loans of 22.7 million and payment upon cancellation of common stock previously issued of $6.6 million.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We consider accounting for income taxes, impairment of long-lived assets, impairment of goodwill and current expected credit loss on loans receivable to be critical accounting estimates. There are other items within our financial statements that require estimation but are not deemed critical, as defined above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

As previously disclosed, Mr. Weizhi (Eric) Shao was appointed as the Company’s Chief Executive Officer effective June 17, 2026. As of the date of this Quarterly Report, Mr. Yangyang Li, the Company’s President, has primary responsibility for the Company’s overall executive management. Accordingly, although Mr. Li holds the title of President, he is serving as the Company’s principal executive officer for purposes of this Quarterly Report and is executing the certifications required under Exchange Act Rules 13a-14(a) and 13a-14(b).

Our management, under the direction of our President, who is serving as our principal executive officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation our management, including the Company’s President and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Frank Ng

On October 4, 2023, Frank Ng, the former Chief Executive Officer of the Company, filed an arbitration demand with the American Arbitration Association alleging that the Company failed to make approximately $1.0 million in payments allegedly due under certain Restricted Stock Unit and separation agreements. The arbitration was subsequently held in abeyance due to nonpayment of arbitration fees.

Thereafter, Mr. Ng filed a complaint in the Superior Court of California, County of Orange, arising from the same underlying dispute. On June 12, 2026, the court granted in part the Company’s motion to compel arbitration and stayed the court proceedings pending completion of the arbitration. The arbitration has resumed, and the Company has asserted counterclaims against Mr. Ng. A hearing on the merits is scheduled for January 2027. The matter remains pending.

For additional information, see Note 12, “Commitments and Contingencies,” to the accompanying condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by Part II, Item 1A, “Risk Factors,” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and the Company’s other filings with the Securities and Exchange Commission. Except as otherwise disclosed in this report, there have been no material changes to those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

10b5-1 Arrangements

To the best of the Company’s knowledge during the second quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6. EXHIBITS.

Exhibit	Description
10.1	Termination Agreement, dated April 25, 2025, by and between the Company and Blue Planet New Energy Technology (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed June 9, 2025).
10.2	Side Letter to Termination Agreement, dated May 4, 2025, by and between the Company and Blue Planet New Energy Technology Limited (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed June 9, 2025).
31.1*	Principal Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a)
31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a)
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350
32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL IN FUTURETECH ALLIANCE, INC.

Dated: August 14, 2026	By:	/s/ Yangyang Li
Yangyang Li, President
(Principal Executive Officer)

Dated: August 14, 2026	By:	/s/ Roy Anderson
Roy Anderson, Chief Financial Officer
(Principal Financial Officer)